Form 10-K
period 2019-12-31
Morgan Stanley Direct Lending Fund
filed 2020-03-20
CIK 1782524

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 814-01332
Morgan Stanley Direct Lending Fund
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	84-2009506 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

Table of Contents

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 20, 2020, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 20, 2020 was 2,876,560
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:

•
the terms “we,” “us,” “our,” and the “Company” refer to Morgan Stanley Direct Lending Fund LLC, a Delaware limited liability company, for the periods prior to consummation of the BDC Conversion (as defined below), and refers to Morgan Stanley Direct Lending Fund, a Delaware corporation, for the period following the BDC Conversion;

•	the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its affiliates and its consolidated subsidiaries;

•	the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;

•	the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect wholly owned and consolidated subsidiary of Morgan Stanley;

•	the term “Administrator” refers to MS BDC Administrative Services LLC, our administrator, an indirect wholly owned and consolidated subsidiary of Morgan Stanley; and

•	references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the period from May 30, 2019 (inception) to December 31, 2019.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally;

•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•
our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code");

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under "Item 1A. Risk Factors" and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.
PART I
Item 1. Business
We are an externally managed specialty finance company focused on lending to middle market companies. We were formed as a Delaware limited liability company on May 30, 2019 with the name Morgan Stanley BDC LLC and changed our name to Morgan Stanley Direct Lending Fund LLC on August 8, 2019. Prior to the November 25, 2019 and prior to our election to be regulated as a BDC, we completed a conversion under which Morgan Stanley Direct Lending Fund succeeded to the business of Morgan Stanley Direct Lending Fund LLC and the member of Morgan Stanley Direct Lending Fund LLC, MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and affiliate of the Adviser (“MS Credit Partners Holdings”), became the sole stockholder of Morgan Stanley Direct Lending Fund (the "BDC Conversion"). Following the BDC Conversion, we elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, for our taxable year commencing on the Initial Drawdown Date (as defined below), we intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
On December 23, 2019, we completed our initial closing (“Initial Closing”) of capital commitments to purchase shares of our common stock, par value $0.001 per share (the “Common Stock”), in a private placement pursuant to subscription agreements with investors. In this Initial Closing, we received aggregate capital commitments to purchase Common Stock of approximately $755 million, including a capital commitment from MS Credit Partners Holdings. Pursuant to the terms of MS Credit Partners Holdings’ subscription agreement, MS Credit Partners Holdings made an aggregate capital commitment equal to 20% of total capital commitments to the Company up to $200,000,000. As of December 31, 2019, the Company has accepted $150,000,000 from MS Credit Partners Holdings’ total capital commitment of up to $200,000,000, representing approximately 20% of aggregate capital commitments received.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors. For the purposes of this report, "middle-market companies" refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization ("EBITDA") in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow.
We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic assets. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts ("LBOs"), acquisitions, debt refinancings, recapitalizations, and other similar transactions.
We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we expect to generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
The debt instruments in which we expect to invest are typically not initially rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB–" by Fitch Ratings or lower than "BBB–" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds."

Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon Morgan Stanley's longstanding and deep relationships with middle market companies, financial sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing Morgan Stanley's rigorous, fundamentals driven and disciplined investment and risk management process, and (3) accessing Morgan Stanley's extensive experience in credit and principal investing, credit analysis and structuring.
We believe the middle market direct lending market environment continues to be attractive. We believe that, given the retreat of U.S. commercial and regional banks from middle market lending, the current environment favors alternative lenders such as us, and that trends including the growth of the U.S. middle market, significant private equity committed capital, and upcoming middle market debt maturities all provide tailwinds for the middle market direct lending sector. Historically, direct lending has provided both higher absolute returns and risk-adjusted returns than both the broader leveraged loan and high yield bond markets. Based on the strength of our Adviser's origination and due diligence platform, we believe we are well positioned to generate strong risk adjusted returns.
Our Investment Adviser
Morgan Stanley (NYSE:MS) (the "Firm" or "Morgan Stanley") is a global financial services firm whose predecessor companies date back to 1924 and that, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities ("IS"), Wealth Management ("WM") and IM.
As of December 31, 2019, IM had managed approximately $552 billion in assets under management ("AUM") across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds. Included in this AUM is approximately $54 billion of AUM in IM's strategies that primarily invest in private markets and private securities.
Our Adviser, an indirect wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for the funds and accounts on the private credit platform of IM ("Private Credit" or “MSPC”). The Private Credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a strategy that is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns to our investors.
The Adviser's investment committee servicing the Company is comprised of eight senior investments professionals of IM and is chaired by our Chief Executive Officer and President, Jeffrey S. Levin (the "Investment Committee"). The Investment Committee members have an average of 20+ years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by an investment team (the "Investment Team"), consisting of experienced investment professionals within the Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle.
Private Credit's primary areas of focus include:

•
Middle Market Lending.  Investments made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock, issued by middle market companies, typically with annual EBITDA of $5 million to $100 million.

•
Opportunistic Credit.  Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value.

•
Growth Credit.  Investments for privately-held small to medium-sized companies in high-growth sectors. Investments comprised primarily of relatively short-dated maturity loans and securities, including convertible notes, substantially all of which include some form of an equity return component.

Our Administrator
MS BDC Administrative Services LLC, our Administrator and an indirect wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate.
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We will pay no compensation directly to any interested director or executive officer of the Company. We will pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under an administration agreement, dated November 25, 2019, between us and the Administrator (the "Administration Agreement"), including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator will be reimbursed for certain expenses they incur on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See "Item 1. Business—Administration Agreement" for a discussion of the expenses (subject to the review and approval of our independent directors) that we expect to reimburse to the Administrator.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle market companies that have leading market positions, enjoy high barriers to entry, generate strong and stable free cash flow and are led by proven management teams with strong financial sponsor backing. Our investment approach is focused on long term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals driven and disciplined investment process developed and refined by the investment professionals of the Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We seek to invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:

•	Strong, predictable deal flow given significant private equity committed capital;

•	Well-capitalized borrowers, including access to additional capital from sponsors, if needed;

•	Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;

•	Proper oversight and governance provided by a board of directors, coupled with industry and/or operating expertise;

•	Natural alignment of interests between lender and sponsor given focus on exit strategy; and

•	Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.
Competitive Advantages
We believe we will be able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. Currently, we believe that the Company is the only BDC that serves as the primary middle market loan investment vehicle (1) within a global investment banking firm, which we believe represents a significant competitive advantage for us. The Firm has deep relationships with many middle market private equity firms and middle market companies that provide significant investment opportunity. We are currently intended to be the primary direct investment pool of capital (1) across the Firm for senior secured middle market loans. We intend to capitalize on the significant number of lending opportunities with middle market companies that the Firm has longstanding relationships with. We believe the large volume of untapped potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform will allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
(1) Inclusive of certain accounts managed by our Adviser and its affiliates with whom we intend to co-invest in accordance with the conditions to the exemptive order that we have applied for and is currently pending with the SEC. See "Item 7—Certain Relationships and Related Transactions, and Director Independence" for a description of the requested relief. Any such order, if issued, would be subject to certain terms and conditions and there can be no assurance that any such order will be granted by the SEC subject to the terms and conditions we have requested or at all.
Ability to Leverage Morgan Stanley's Relationships and Network
Morgan Stanley has invested heavily in its people and in its infrastructure in order to develop a substantial network of close business relationships with thousands of individuals, companies, institutions and governments in the U.S. and around the world. We believe that the Firm's market presence and network of relationships will be an important source of investment opportunities for us and will constitute a distinct and sustainable competitive advantage relative to other BDCs. Additionally, we believe that we will be able to potentially assist our portfolio companies through our introductions and referrals to the investment banking and capital markets services of the Firm.
We utilize Morgan Stanley's global resources throughout the life cycle of each investment. The investment professionals of the Adviser consult with teams across IM, IS (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, subject in all cases to applicable regulations, information barriers, confidentiality provisions and policies and procedures, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser’s Investment Teams seek to leverage Morgan Stanley's capabilities to effectively monitor each portfolio company investment. We believe the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley provides a strong platform for successful private credit investing, including significant due diligence advantages.
In addition, our Adviser has formed an advisory council ("Advisory Council") to facilitate optimal coordination with the various business units of the Firm so as to seek to ensure all relevant resources are fully utilized in executing our investment strategy. Subject in all cases to applicable regulations, information barriers, confidentiality provisions and policies and procedures, the Advisory Council provides us with insight into current market trends, relative valuation of different market segments, capital supply/demand dynamics, recent publicly available transactions, competitive landscape, macro-economic factors and outlook, political environment, credit markets developments, public equity market activity, and perspective of institutional investors. The Advisory Council includes senior professionals representing the three divisions across the Morgan Stanley organization. We believe this Advisory Council provides us with invaluable insights beneficial to our investment origination, due diligence and monitoring processes and provides us with what we believe to be a competitive advantage.
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser's investment professionals maintain with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a distinct and sustainable competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. In addition to leveraging the Morgan Stanley resources described above, our Adviser employs a highly rigorous, fundamentals driven and disciplined investment process which has been developed at Morgan Stanley over its decades of investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, have high barriers to entry, highly capable management teams and strong financial sponsor ownership. We believe that our Adviser's investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee
The Adviser's Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 18 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance. Through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the Morgan Stanley Private Credit platform. In addition, the investment professionals of the Private Credit platform have strong financial sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
The Adviser’s Investment Committee members servicing the Company have an average of 20+ years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
Alignment of Interest with Stockholders
Morgan Stanley is committed to align its interests with those of our stockholders. MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser, made an initial capital contribution of $35,000 to the Company as of December 31, 2019. Effective November 25, 2019, we issued 1,750 shares of common stock to MS Investor Credit Partners Holdings in connection with the BDC Conversion. Pursuant to the terms of a subscription agreement, MS Credit Partners Holdings made an aggregate capital commitment equal to 20% of total capital commitments to the Company up to $200,000,000. As of December 31, 2019, the Company has accepted $150,000,000 from MS Credit Partners Holdings’ total capital commitment of up to $200,000,000, representing approximately 20% of aggregate capital commitments received.
Market Opportunity
We believe the middle market direct lending market environment continues to provide attractive risk adjusted returns due to several factors.
Advantageous Market Landscape
We believe that the middle market senior secured loan asset class remains a highly attractive investment area due to its significant size, strong risk adjusted returns relative to liquid credit asset classes such as broadly syndicated loans and high yield bonds, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
We believe that focusing on lending to private equity owned middle market businesses provides for an attractive risk adjusted return, with demonstrated stability of leverage multiples and attractive loan to value ratios due to significant equity contributions from the private equity owners.
Large and Growing U.S. Middle Market with Favorable Market Trends
We believe U.S. middle market companies represent a large and growing opportunity set and will likely require significant capital if these companies continue their growth. Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are over $615 billion of middle market loans with maturities between 2020 and 2026 that will likely require a refinancing event. In addition, data from Preqin, Ltd., a provider of financial data and information on the alternative assets market, shows that as of the fourth quarter of 2019, there was over $450 billion of raised, but not yet invested, capital by U.S. private equity firms. We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle market private equity firms.

Risk Adjusted Returns
We believe middle market companies typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans.
Benefits of Middle Market Focus
Middle market companies, with EBITDA between $15 million and $100 million, are generally less levered than companies with EBITDA in excess of $100 million. We believe middle market loans generally tend to be illiquid in exchange for many other benefits, including more attractive economics in the form of upfront fees, spreads, and prepayment penalties. Senior secured middle market loans typically have strong defensive characteristics. These loans have priority in payment among a portfolio company's security holders and they carry the least risk among investments in the capital structure. Senior secured middle market loans that are secured by the portfolio company's assets typically contain carefully structured covenant packages that allow lenders to take early action in situations where obligors underperform. These characteristics can provide protection against credit deterioration. Middle market lenders are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated loan asset class.
Investment Criteria
In order to achieve our investment objectives, our investment portfolio is expected to consist primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and second lien secured term loans of U.S. middle market companies. The balance of the investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle market companies. Our debt investments will typically have maturities of five to eight years. We intend to create a well-diversified portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some or all of the following characteristics at time of the initial investment:

•	EBITDA of $15 - $100 million;

•	Defensible, leading market positions;

•	Niche strategy or other meaningful barriers to entry;

•	Low technology or market risks;

•	Diversified product offering, customer and supplier base;

•	Stable cash flows;

•	Low capital expenditure requirements;

•	Generally, avoid cyclical industry sectors;

•	Predominantly North American base of operations;

•	Typical loan-to-value of up to 60%; and

•	Experienced management teams with successful track records.
Once we are fully invested, our investments in a portfolio company are expected to generally comply with the following limits, measured as a percentage of the sum of our target aggregate equity commitments in excess of $1.0 billion and our use of leverage (expected to be 1.0x-1.3x as measured by debt-to-equity, subject to a cap of 2.0x), in each case, at the time the relevant investment is made:

•	Typical investment to represent between 1% and 3%;

•	No industry to represent more than 15%; and

•	Non-U.S. portfolio companies not to exceed 10%.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;

•	Performing thorough fundamental business and industry due diligence;

•	Conducting in-depth due diligence on management teams and sponsors to ensure we are investing in businesses led by experienced professionals;

•	Structuring investments focused on providing us with security, covenant protection and current income while ensuring our borrowers have adequate liquidity and flexibility to operate; and

•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
Origination
We believe we benefit from the Adviser's highly differentiated direct origination platform. The origination platform includes opportunities sourced by the existing Morgan Stanley divisions and businesses.
The Firm has deep relationships with many middle market private equity firms and middle market companies that provide significant investment opportunity. We seek to capitalize on the significant number of lending opportunities with middle market companies that the Firm has longstanding relationships with.
We believe the large volume of untapped potential lending opportunities already sourced by the Firm and the scale of the Morgan Stanley origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen
An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the attractiveness of the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and IS (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.
If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team creates a screening memo which is discussed with the Investment Committee and includes an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. At the meeting, the Investment Team presents the credit risks and relative attractiveness of the investment opportunity. Feedback from the Investment Committee is processed and disseminated in an outcome email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps. Opportunities that gain consensus advance to the Due Diligence & Structuring phase.
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley's businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the financial sponsor to achieve a comprehensive understanding of the portfolio company's competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment. Additionally, the Investment Team conducts supplemental diligence including:

•	Financial analysis;

•	Capital structure review;

•	Covenant analysis;

•	Review of third-party reports (financial, industry, legal, technology, insurance and/or environmental);

•	Industry research;

•	Customer calls;

•	Industry expert calls;

•	Management background checks;

•	Technology review (if applicable);

•	Environmental, social and governance review; and

•	Negotiation of legal documentation.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their average 20+ years of relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Jeffrey S. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, financial sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm's global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case by case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly "watchlist" meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser's Internal Risk Rating system.

Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Please see below for a description of the four categories of the Adviser's Internal Risk Rating system:

Category 1
In the opinion of our Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2
In the opinion of our Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3
In the opinion of our Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has decreased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4
In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Beyond the policies and protocols detailed above, our Adviser's investment team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from fall in energy prices, volatility in FX rates, Brexit, global recession and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley's interests or the interests of its clients may conflict with the interests of our investors, notwithstanding Morgan Stanley's participation as our investor. Morgan Stanley has advised and may advise clients with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of both Morgan Stanley and other entities, including those with investment objectives that overlap with our investment objectives.
These activities create potential conflicts in allocating investment opportunities among us and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. On December 31, 2019, we entered into a revolving credit agreement (the “CIBC Subscription Facility”) with CIBC Bank USA as administrative agent and arranger. The CIBC Subscription Facility allows us to borrow up to $100 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
During the period ended December 31, 2019, there was no amount borrowed under the CIBC Subscription Facility. As of December 31, 2019, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility.
Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our stockholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
Investment Advisory Agreement
We entered into an investment advisory agreement, dated November 25, 2019 (the "Investment Advisory Agreement"), with our Adviser. Pursuant to the Investment Advisory Agreement with our Adviser, we will pay our Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. The Adviser agreed to waive any reimbursement by us for any offering and organizational expenses the Adviser incurs on the Company’s behalf in excess of the greater of (i) one million dollars ($1,000,000), and (ii) one-tenth of one percent (0.10%) of the aggregate capital commitments raised in the initial and subsequent closings of our initial private offering during the three year period commencing on the date of the Initial Closing. As of December 31, 2019, no management fee or incentive fees were accrued or paid to the Adviser.
Base Management Fee
The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to an Exchange Listing, the Adviser has agreed to irrevocably waive the portion of the base management fee in excess of 0.25% of our average gross assets calculated in accordance with the Investment Advisory Agreement, which waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments. Base management fees for any partial month or quarter will be appropriately pro-rated.
The Adviser and its affiliates, at their own expense and out of their own assets, may make payments to, or enter into arrangements with, financial intermediaries or other persons in consideration of services, arrangements, significant investments in shares of our Common Stock or other activities that the Adviser and its affiliates believe may, among other things, benefit our business, facilitate investment in our Common Stock or otherwise benefit our stockholders. Payments of the type described above are sometimes referred to as profit-sharing payments.
Incentive Fee
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on payment-in-kind ("PIK") interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, we pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:

•	No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.50% (6% annualized);

•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the "catch-up." The "catch-up" is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and

•
17.5% of the pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.

The following is a graphical representative of the incentive fee calculation pursuant to the Investment Advisory Agreement:

Quarterly Income Component of Income and Capital Gains Incentive Fee Calculation Based on Net Income
Pre-Incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)
If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for the Adviser to surpass the hurdle rate and receive an incentive fee on such net investment income. PIK interest and original issue discount ("OID") will also increase our pre-incentive fee net investment income and make it easier to surpass the hurdle rate. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the base management fee.
Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a business development company through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains"). For the purpose of computing the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.
Examples of Quarterly Incentive Fee Calculation
Example 1: Income Related Portion of Incentive Fee(*):
Alternative 1
Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.5%
Base management fee(2) = 0.0625%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (base management fee + other expenses)) = 0.9875%
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.
Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.0%
Hurdle rate(1) = 1.5%
Base management fee(2) = 0.0625%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (base management fee + other expenses)) = 1.7375% which exceeds the hurdle rate
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to the "catch-up"(4)
= 100% × (1.7375% – 1.5%)
= 0.2375%

Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.5%
Hurdle rate(1) = 1.5%
Base management fee(2) = 0.0625%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (base management fee + other expenses)) = 2.2375%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to "catch-up"(4)
= 100% × "catch-up" + (17.5% × (pre-incentive fee net investment income – 1.8182%))
Catch-up = 1.8182% – 1.5% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (2.2375% – 1.8182%))
= 0.3182% + (17.5% × 0.4193%)
= 0.3182% + 0.0734%
= 0.3916%

(*)The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents 6% annualized hurdle rate.
(2)Represents 0.25% annualized base management fee.
(3)Excludes organizational and offering expenses
(4)The "catch-up" provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.8182% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions
• Year 1: $20 million investment made in Company A ("Investment A"), and $30 million investment made in Company B ("Investment B")
• Year 2: Investment A sold for $50 million and fair market value ("FMV") of Investment B determined to be $32 million
• Year 3: FMV of Investment B determined to be $25 million
• Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:
• Year 1: None
• Year 2: $5.25 million capital gains incentive fee
$30 million realized capital gains on sale of Investment A multiplied by 17.5%
• Year 3: None
$4.375 million cumulative fee (17.5% multiplied by $25 million ($30 million Cumulative Capital Gains less
$5 million cumulative capital depreciation)) less $5.25 million (previous capital gains fee paid in Year 2)
• Year 4: $175,000 capital gains incentive fee
$5.425 million cumulative fee ($31 million cumulative realized capital gains multiplied by 17.5%) less
$5.25 million (previous capital gains fee paid in Year 2)
Alternative 2
Assumptions

•	Year 1: $20 million investment made in Company A ("Investment A"), $30 million investment made in Company B ("Investment B") and $25 million investment made in Company C ("Investment C")

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $4.375 million capital gains incentive fee
17.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.225 capital gains incentive fee

$5.6 million cumulative fee (17.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $4.375 million (previous capital gains fee paid in Year 2)

•	Year 4: $525,000 capital gains incentive fee, calculated as follows:
$6.125 million cumulative fee (17.5% multiplied by $35 million cumulative realized capital gains) less $5.6 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•	Year 5: None
$4.375 million cumulative fee (17.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.125 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreement
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our independent directors, reviews the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or managed by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days' written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator's services under the Administration Agreement or otherwise as administrator for us.
In addition, our Administrator has, pursuant to a sub-administration agreement, engaged State Street Bank and Trust Company ("State Street"), to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street directly to serve as our custodian, transfer agent, distribution paying agent and registrar.
Regulation as a Business Development Company
General
On November 25, 2019, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list shares of our Common Stock to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We intend to elect to be treated, and intend to qualify annually, as a RIC, for our taxable year commencing on the initial Drawdown Date. See "Item 1. Business—Certain U.S. Federal Income Tax Considerations."
 Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies either of the following:
(i)does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We intend to primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On December 16, 2019, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of December 17, 2019. As a result of the stockholder approval, effective December 17, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes.
Code of Ethics
We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics' requirements. Our and our Adviser’s codes of ethics are available on the SEC's website at www.sec.gov and you may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures will be reviewed periodically by our Adviser and, subsequent to our election to be regulated as a BDC, our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, "we" "our" and "us" refers to our Adviser.

An investment adviser registered under the Investment Advisers Act of 1940 (the "Advisers Act") has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
We will vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of our policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Morgan Stanley Direct Lending Fund c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in the Company, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor's investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor's nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser's agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We and our Adviser are each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
JOBS Act
We currently are and expect to remain an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:

•	the last day of our fiscal year in which the fifth anniversary of an Exchange Listing occurs;

•	the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ending December 31, [2019], our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.

Bank Holding Company Act
As a bank holding company ("BHC") that has elected Financial Holding Company ("FHC") status under the Bank Holding Company Act of 1956, as amended (the "BHCA"), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Federal Reserve Board (the "Federal Reserve"). As of December 31, 2019, the Adviser and the company are a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley and controlled by Morgan Stanley. As a result, the Adviser and the Company are subject to the BHCA and the Federal Reserve's implementing regulations and interpretations. These regulations are subject to change, including with respect to possible limitations on the Adviser's day-to-day control over the activities of portfolio companies. Such limitations may affect the Adviser's decision to make investments and manage our investments. In addition, there may be limitations on the ability of the Adviser and companies in which the Adviser invests to engage in borrowing and other credit and similar transactions with depository institution affiliates of Morgan Stanley. We believe these limitations will not materially adversely affect the investment program or operations of the Adviser.
The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the "Banks"). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
Each investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule (as defined herein), Dodd-Frank and the BHCA may impact the investor. ]
Dodd-Frank Act and Volcker Rule Disclosure
Section 619 of Dodd-Frank, commonly known as the "Volcker Rule," and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 ("Implementing Regulations"), prohibit "banking entities" from sponsoring and investing in "covered funds", except as permitted pursuant to certain available exemptions. Morgan Stanley and its affiliates, including the Adviser, are banking entities for purposes of the Volcker Rule and the Implementing Regulations. The term covered fund includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as "investment companies" under the 1940 Act.
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its affiliates' investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would during that time be considered a banking entity subject to restrictions on proprietary trading to the extent we are "controlled" by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes for so long as entities affiliated with Morgan Stanley own 25% or more of our outstanding voting securities. However, for a limited seeding period following the Initial Closing, which may be three years or more, we will not be deemed to be a "banking entity" solely because of the ownership of our voting securities by Morgan Stanley and its affiliates. We can offer no assurances that, at the conclusion of this seeding period, Morgan Stanley and its affiliates will not be deemed to control us for purposes of the Volcker Rule. To the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in a future in a manner that would limit our operations and investments.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Implementing Regulations and other aspects of Dodd-Frank.
Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 24, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.
Reporting Obligations and Available Information
We furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
The SEC also maintains a website that contains annual reports, quarterly reports, current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, which can be accessed at www.sec.gov.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax (the "AMT"), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our Common Stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the "IRS"), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to "dividends" are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A "U.S. stockholder" is a beneficial owner of shares of our Common Stock that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of Common Stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of Common Stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of Common Stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in shares of our Common Stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the "Annual Distribution Requirement"). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the "Excise Tax Avoidance Requirement").
Taxation as a RIC
If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in "qualified publicly traded partnerships" (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the "90% Income Test"); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year, or the Excise Tax Avoidance Requirement. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. See "Item 1. Business—Regulation as a Business Development Company—Senior Securities." Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the "Diversification Tests"). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies ("PFICs"). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general under the PFIC rules, an "excess distribution" received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to stockholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC's shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to stockholders, and which will be taxed to stockholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as "section 988" gains and losses, may increase or decrease the amount of our investment company taxable income to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other investment company taxable income during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder's basis in Shares.
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
Should failure occur, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
Item 1A. Risk Factors
Investing in shares of our Common Stock involves a number of significant risks. Before you invest in shares of our Common Stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Relating to Our Business and Structure
We are a new company with no operating history.
We were formed on May 30, 2019 and commenced investment activities in January 2020. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt Investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Base Management Fee to our Adviser throughout this interim period irrespective of our performance. If the Base Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not "interested persons" of the Company, as defined in the 1940 Act.
Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of United States government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through to maturity). As a result, volatility in the capital markets can adversely affect the valuations of our investments. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.
In addition, U.S. and non-U.S. governments have enacted or may enact various regulations that may impact Morgan Stanley or the Company, its investments, its opportunities and the investors. New regulations, changing regulatory schemes and the burdens of regulatory compliance may have a material negative impact on the performance of the Company and portfolio companies. For example, recent proposals relating to the activities of bank holding companies may adversely affect Morgan Stanley's (including the Adviser's) ability to sponsor and/or invest in private funds, including the Company.

Operating as BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints and our Adviser's limited operating history under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may increase the amount of incentive fees payable to our Adviser. Also, an increase in interest rates available to investors could make an investment in shares of our Common Stock less attractive if we are not able to increase our distribution rate, which could reduce the value of shares of our Common Stock.
Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.
Many financial instruments use or may use a floating rate based on the London Interbank Offered Rate, or LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. Among other things, there is concern with the integrity of LIBOR due in part to the limited number of transactions in the interbank lending market underlying LIBOR. As a result, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR and replacements or reforms of other interest rate benchmarks. Other interbank offered rates, as well as select other interest rate benchmarks besides LIBOR (such as EURIBOR and EONIA in Europe), are also being evaluated in their respective jurisdictions for potential reform. It is expected that a transition away from the widespread use of LIBOR and such other reference rates to alternative rates based on observable market transactions and other potential interest rate benchmark reforms will occur over the course of the next few years. For example, on July 27, 2017, the head of the United Kingdom's Financial Conduct Authority ("FCA") announced a desire to phase out the use of LIBOR by the end of 2021; in fact, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021. The committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). The Federal Reserve Bank of New York began publishing SOFR in April 2018. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations
The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:

•
Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;
Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments and hedging transactions;

•
Result in a population of products with documentation that governs or references IBOR or IBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;

•
Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•
Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.
Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Adviser's Investment Committee or of other senior investment professionals of the Adviser and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
We depend on the diligence, skill and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser's and its affiliates relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent on the Adviser's key personnel in seeking to achieve our investment objectives.
We do not have any internal management capacity or employees. Through staffing agreements, the Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals' diligence, skill and network of business contacts. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
We may not replicate the historical results achieved by other entities managed or sponsored by members of the Adviser's Investment Committee, or by the Adviser's or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Adviser's Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of the Adviser's Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act, we may consider co-investing in portfolio investments with other accounts sponsored or managed by members of the Adviser's Investment Committee, the Adviser or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not "interested persons," as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser's ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The management team of the Adviser has substantial responsibilities under our Investment Advisory Agreement. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including other BDCs, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by the Company.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser's right of recourse against them in the event errors or omissions do occur.

There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with the Adviser and its affiliates and the Adviser's Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Conflicts related to obligations the Adviser's Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised clients and has sponsored, managed or advised other alternative investment funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, programs, accounts or businesses, the "Affiliated Investment Accounts") with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to extent consistent with applicable law and/or any exemptive relief that may be granted to us by the SEC and the Adviser's allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief that may be granted by the SEC, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts. Morgan Stanley will allocate opportunities among one or more of the Company, itself and such Affiliated Investment Accounts in accordance with the terms of its allocation policies and procedures. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives. Our application for exemptive relief has not yet been granted, and there is no assurance that such relief will be granted subject to the terms and conditions we have requested or at all. To the extent we do not obtain a co-investment exemptive order or if the granting of such order is delayed, we may only be able to participate in certain negotiated investment opportunities on a rotational basis.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of a portfolio company of the Company. Such investment could create a conflict between the Company, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us.
 To the extent permitted by law, it should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley's investment in us may not be a determining factor in the outcome of any of the foregoing conflicts.
The Adviser's investment professionals are engaged in other investment activity on behalf of other clients.
Certain investment professionals who are involved in our activities remain responsible for the investment activities of other Affiliated Investment Accounts managed by the Adviser and its affiliates, and they will devote time to the management of such investments and other newly created Affiliated Investment Accounts (whether in the form of funds, separate accounts or other vehicles), as well as their own investments. In addition, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Moreover, these Affiliated Investment Accounts managed by Morgan Stanley and its affiliates may pursue investment opportunities that may also be suitable for us.
The Adviser's Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of the Adviser and its affiliates and members of the Adviser's Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
In the course of our investing activities, we pay management and incentive fees to the Adviser. The base management fee is based on our average gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in shares of our Common Stock will invest on a "gross" basis and receive distributions on a "net" basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average gross assets, the Adviser benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor or our stockholders.
Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders' interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Conflicts related to other arrangements with the Adviser or its affiliates.
We have entered into a license agreement with the Adviser under which the Adviser has granted us a non-exclusive, royalty-free license to use the name "Morgan Stanley." See "Item 7. Certain Relationships and Related Transactions, and Director Independence—License Agreement." In addition, we pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. These arrangements create conflicts of interest that our Board of Directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser's and/or its affiliates' other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. We have filed an application with the SEC seeking exemptive relief that, if granted, would permit us to co-invest with affiliates of our Adviser in privately negotiated transactions. However, our exemptive relief application has not yet been granted, and we can offer no assurance that such relief will be granted.
In situations when co-investment with affiliates' other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief that may be granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate's other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients' investment objectives may be similar to ours.
Shares of our Common Stock are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating an Exchange Listing or other Liquidity Event in the future. We define a "Liquidity Event" as any of: (1) an Exchange Listing, (2) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (3) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. As a result, even if we do complete an Exchange Listing to establish a secondary market for shares of our Common Stock, you may not receive a return of all of your invested capital. If we do not successfully complete an Exchange Listing, liquidity for your shares of Common Stock may be limited to participation in any repurchase offers that our Board of Directors may determine to conduct, which we do not currently intend to conduct prior to the end of the Investment Period. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of shares of Common Stock put to us for repurchases), not on a first-come, first-served basis. There is no assurance that the Board of Directors will adopt a repurchase program at the end of the Investment Period or at all, and the Board of Directors may amend, suspend or terminate any such repurchase program at any time in its discretion.
Even if we undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering or Exchange Listing often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. In addition, following an Exchange Listing, investors may be restricted from selling or disposing of their shares of Common Stock by applicable securities laws, contractually by a lock-up agreement with the underwriters of the Exchange Listing and contractually through restrictions contained in the subscription agreement in respect of shares of our Common Stock. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per Share may decline. We cannot predict whether shares of our Common Stock, if listed on a national securities exchange, will trade at, above or below net asset value.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our Common Stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management's attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size).

In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds and other products that are expected to compete with us for investments. Other investors may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages over us. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for us. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that we will be successful in obtaining suitable investments, or that if we make such investments, our objectives will be achieved.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See "Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC."
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser's allocation policies and procedures.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our stockholders dividends for U.S. federal income tax purposes an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See "Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation as a RIC."
If we are not treated as a "publicly offered regulated investment company," as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
While we expect to be treated initially as a "publicly offered regulated investment company" on the Initial Drawdown Date, if we are not treated as a "publicly offered regulated investment company" as a result of either (1) shares of our Common Stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of our Common Stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of our Common Stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder's allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder's miscellaneous itemized deductions exceeds 2% of such U.S. stockholder's adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See "Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation of U.S. Stockholders."
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of shares of our Common Stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank "senior" to Common Stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Stock or otherwise be in the best interest of our common stockholders. Holders of our Common Stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our Common Stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of Common Stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our Common Stock at a price below net asset value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current net asset value per share of our Common Stock if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our Common Stock might experience dilution.
We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser's assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets and may pledge the right to make capital calls of stockholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we may issue in the future, which is currently 150%. If this ratio were to decline below 150% (or such other percentage as may be prescribed by law from time to time), we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it was disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions in amounts sufficient to maintain our status as a RIC, or at all.

We are subject to risks associated with the CIBC Subscription Facility and any other Credit Facility.
On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities (each, a "Credit Facility"). As a result of the CIBC Subscription Facility and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the CIBC Subscription Facility or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend or replace the CIBC Credit Facility or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the CIBC Subscription Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, the CIBC Subscription Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under the CIBC Subscription Facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into the CIBC Subscription Facility and as a result, we are subject to certain risks. The CIBC Subscription Facility is secured by the unfunded commitments of certain investors of the Company. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued compliance with the covenants contained in the CIBC Subscription Agreement depends on many factors, some of which are beyond our control. We can offer no assurances that we will continue to comply with these covenants. In the event of a default under the CIBC Subscription Agreement documents, CIBC Bank USA, in its capacity as administrative agent under the CIBC Subscription Agreement documents, would have the right to call the capital commitments of our investors collateralizing the CIBC Subscription Agreement in order to repay amounts outstanding under the CIBC Subscription Agreement, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We would consolidate the financial statements of any such subsidiary in our financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that the Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility. Consequently, to the extent that the value of such subsidiary's portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
We expect that a Credit Facility would place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
We may be subject to risks associated with any CLOs we enter into to finance our investments.
We may enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an "MS Issuer"). As a result of these CLOs, we would be subject to a variety of risks, including those set forth below. We use the term "CLO" to describe a form of secured borrowing under which an operating company (sometimes referred to as an "originator" or "sponsor") acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, "income producing assets"), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a "special purpose entity"), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the CLOs, we would expect institutional investors to purchase the notes issued by an MS Issuer in a private placement, while we would retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.
Investors in shares of our Common Stock may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of shares of our Common Stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of Common Stock are fully funded. We may not call an investor's entire capital commitment prior to the end of our Investment Period.
Although the Adviser will seek to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser's ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in shares of our Common Stock, late payments of drawdown purchases and other factors.
In addition, we can offer no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.
We may enter into reverse repurchase agreements, which are another form of leverage.
We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.

Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value will decline, and, in some cases, we may be worse off than if we had not used such agreements.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See "Item 1. Business—Regulation—Qualifying Assets."
In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under Critical Accounting Policies, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
In connection with the determination of the fair value of our investments, investment professionals from the Adviser may provide our Board of Directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser's investment professionals in our valuation process could result in a conflict of interest as the Adviser's base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of an independent service provider to review the valuation of these securities. At least once on a rolling twelve-month basis, the valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm. The types of factors that our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors' determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Our activities may be limited as a result of potentially being deemed to be controlled by a BHC.
As a BHC that has elected FHC status under the BHCA, Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Federal Reserve. Since the Adviser is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Adviser as an affiliate of Morgan Stanley. As a result, the Adviser will be subject to the BHCA and the Federal Reserve's implementing regulations and interpretations, which are subject to change.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to the Banks. These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.
New or modified laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In particular, Dodd-Frank impacts many aspects of the financial services industry and BHCs such as Morgan Stanley, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank, among other federal laws, which may create regulatory uncertainty in the near term.
While the impact of this legislation on us and our portfolio companies may not be known for some time, Dodd-Frank, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If we or the Adviser were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. The U.S. Risk Retention Rules became effective December 24, 2016. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate AMT and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. Among other things, the Tax Cuts and Jobs Act may limit the ability of borrowers to fully deduct interest expense. This could potentially affect the loan market, for example by impacting the demand for loans available from us or the terms of such loans. The changes to interest deductibility, utility of net operating losses and other provisions of the Tax Cuts and Jobs Act could also in certain circumstances increase the U.S. tax burden on our portfolio assets which, in turn, could negatively impact their ability to service their interest expense obligations to us.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which leaves the architecture and core features of Dodd-Frank intact but significantly recalibrates applicability thresholds, revises various post-crisis regulatory requirements, and provides targeted regulatory relief to certain financial institutions. Among the most significant of its amendments to Dodd-Frank are a substantial increase in the $50 billion asset threshold for automatic regulation of BHCs as "systemically important financial institutions" an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Uncertainty resulting from the U.S. political climate could negatively impact our business, financial condition and results of operations.
The outcome of the 2016 U.S. presidential election and the 2018 midterm election created uncertainty with respect to legal, tax and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Morgan Stanley and their affiliates operate. Any significant changes in economic or tax policy and/or government programs could have a material adverse impact on us and on our investments.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our Common Stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
The Delaware General Corporation Law, as amended (the "DGCL"), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not "interested persons." If our Board of Directors later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.
The Adviser can resign on 60 days' notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days' notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days' written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are an "emerging growth company," and we do not know if such status will make our shares less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act, until the earliest of:

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offer of shares of Common Stock;

•	the year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
We will incur significant costs as a result of being registered under the Exchange Act.
We will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of shares of our Common Stock.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an "emerging growth company." Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.
We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management's time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Notwithstanding the foregoing, as further described in Item 9A. Control and Procedures, Management conducted an evaluation of the effectiveness of the company's internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control - Integrated Framework (2013) issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company's internal control over financial reporting as of December 31, 2019 was effective.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of shares of our Common Stock and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information. Although we, the Adviser and the Administrator have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser's investment activities on our behalf and the provision of administrative services to us by the Administrator. The increased use of mobile and cloud technologies can heighten these and other operational risks.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We, the Adviser and the Administrator have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.
Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and the COVID-19 (the “Coronavirus”).  In December 2019, an initial outbreak of the Coronavirus was reported in Hubei, China.  Since then, a large and growing number of cases have been confirmed around the world.  The Coronavirus outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale.  In March 2020, the World Health Organization declared the Coronavirus outbreak a pandemic.

The ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments having adverse consequences for certain portfolio companies and other issuers in or through which the Company invests] and the value of the Company’s investments therein, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.  Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives.  Similar consequences could arise with respect to other comparable infectious diseases. As the potential impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies' operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.

In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Uncertainties resulting from the United Kingdom's decision to leave the European Union could adversely affect our business.
On June 23, 2016, the United Kingdom voted to leave the European Union, a decision popularly known as "Brexit." The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. The longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the United Kingdom or the European Union. The future application of certain legislation to Morgan Stanley and to us may depend on how the United Kingdom negotiates its future relationship with the European Union. We can offer no assurance that any negotiated terms or regulations will not have an adverse impact on Morgan Stanley, on us or our investments, in particular regarding portfolio companies established in or with business relations to the United Kingdom, including on our ability to achieve its investment objectives. Depending on the outcome of the negotiations between the United Kingdom and the European Union, Morgan Stanley may be subject to different rules and requirements in respect of its fund management business when the United Kingdom ceases to be a member of the European Union. Brexit may also have an adverse effect on the tax treatment of the Company and its investments. In particular, the European Union Directives preventing withholding taxes being imposed on intra-group dividends, interest and royalties may no longer apply to payments made into and out of the United Kingdom, meaning that the United Kingdom's double tax treaty network will need to be relied on. Not all double tax treaties fully eliminate withholding tax. Further, there may be changes to the operation of VAT. Changes in market conditions and the development of new regulatory regimes may have an adverse impact on Morgan Stanley, on us and our transactions, particularly those occurring in or affected by conditions in the United Kingdom and Europe. This uncertainty is likely to continue to adversely impact the global economic climate and may impact companies or assets, including with respect to opportunity, pricing, regulation, value or exit, in particular for companies based in, doing business in, or having service or other significant relationships in or with, the United Kingdom or the European Union. In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from EU membership, which would likely have an adverse impact on us. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other "systemic" risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets (and in particular, the recent uncertainty of the credit markets in Europe) may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
Risks relating to compliance with the AIFMD

The European Union Directive on Alternative Investment Fund Managers (the "AIFMD" or the "Directive") regulates, and imposes regulatory obligations in respect of, the marketing in the European Economic Area (the "EEA") by alternative investment fund managers (each an "AIFM") (whether established in the EEA or elsewhere) of alternative investment funds (each an "AIF") (whether established in the EEA or elsewhere). For these purposes, the Adviser is a non-EEA AIFM and we are a non-EEA AIF. Each European jurisdiction that has implemented the Directive has implemented a new and, in most cases, more restrictive private placement regime in connection with the implementation of the Directive.
The AIFMD could have an adverse effect on the Adviser and us by, among other things, increasing the regulatory burden and costs of doing business in EEA member states. Except in limited circumstances, a non-EEA AIFM marketing its AIF to prospective EEA investors will be required to satisfy extensive disclosure obligations, including periodic disclosures to EEA regulators. The AIFMD could also limit the Adviser's operating flexibility and our investment opportunities.
The Directive imposes extensive disclosure obligations on the Adviser in respect of companies located in EEA member states, if any, in which we invest and potentially disadvantages us as an investor in private companies located in EEA member states when compared to non-AIF/AIFM competitors which may not be subject to the requirements of the AIFMD, thereby potentially restricting our ability to make investments in such companies. Further, the AIFMD may restrict certain of our activities in relation to EEA portfolio companies, including, in certain circumstances, our ability to recapitalize, refinance or potentially restructure an EEA portfolio company for the two year period following acquisition.
The AIFMD may expose the Adviser or us to conflicting regulatory requirements in the United States and Europe and may require the restructuring of the Company and the Adviser and/or the relations among them.
EEA AIFMs are regulated in a different way to non-EEA AIFMs as a consequence of the AIFMD. Broadly, an EEA AIFM is subject to extensive regulatory obligations and has access to a pan-European 'marketing passport' in respect of its AIFs (ie, the marketing passport is utilized in lieu of relying on the various private placement regimes in the European jurisdictions). The full scope of the AIFMD ultimately may be extended to non-EEA AIFMs who wish to market an AIF within the EEA pursuant to the pan-European marketing passport regime. In addition to satisfying the obligations described above, a non-EEA AIFM that obtains a pan-European marketing passport will have to satisfy additional obligations including, among other things, in respect of rules relating to the remuneration of certain personnel (potentially requiring the Adviser to change its compensation structures for key personnel, such that the Adviser's ability to recruit and retain these personnel may be affected), minimum regulatory capital requirements and independent valuation of an AIF's assets.
There is little guidance, and limited market practice, that has developed in respect of the AIFMD. Many of the provisions of the AIFMD require the adoption of delegated acts and regulatory technical standards, as well as the establishment of guidelines. Some, but not all, EEA member states have published the relevant acts, standards and guidelines. Where these acts, standards and guidelines have been implemented, their practical application is still uncertain. As such, it is difficult to predict the precise impact of the AIFMD on us and the Adviser. Any regulatory changes arising from the transposition of the AIFMD into national law that impair the ability of the Adviser to manage us or our investments, or limit the Adviser's ability to market the Common Stock in the future, may materially adversely affect our ability to carry out our investment approach and achieve our investment objectives.
The Adviser is not subject to the requirements of the Directive to have additional own funds and/or professional indemnity insurance to cover potential liability risks arising from the professional negligence of the Adviser.
Investors will not have any redemption rights in respect of the Common Stock and there is no meaningful liquidity risk to manage.
To the extent required by laws implementing the Directive in any relevant EEA member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each investor as follows:

(a)	Any new arrangements for managing our liquidity, without undue delay in a disclosure notice delivered to each investor.

(b)	Our current risk profile and the risk management systems employed by the Adviser to manage those risks, in each annual report.

(c)
Any changes to the maximum level of leverage which the Adviser may employ on our behalf as well as any right of the reuse of collateral or any guarantee granted under the leveraging arrangement, without undue delay in a disclosure notice delivered to each investor. Please note, we do not intend to employ collateral and asset reuse arrangements.

(d)	The total amount of leverage employed by us, in each annual report.
Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company's liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the Company's management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in, or loans to, companies which are not subject to public company reporting requirements including requirements regarding preparation of financial statements and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on, and effectively monitor investments, may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
Our debt investments may be risky and we could lose all or part of our investments.
The debt instruments in which we invest are typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB–" by Fitch Ratings or lower than "BBB–" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

Defaults by our portfolio companies will harm our operating results.
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
We may make investments in restructurings that involve, or otherwise invest in the debt securities of, portfolio companies that are experiencing, or are expected to experience, severe financial difficulties. These severe financial difficulties may never be overcome and may cause such portfolio companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions.
We may also invest in highly leveraged companies. Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor's return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor's estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
 Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any. Similarly, investments in "last out" pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the "first out" piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies' collateral, if any, will secure the portfolio company's obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
The lack of liquidity in our investments may adversely affect our business.
We may invest in companies that are experiencing financial difficulties, which difficulties may never be overcome. Our investments will be illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
In addition, we generally expect to invest in securities, instruments and assets that are not, and are not expected to become, publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by the Company. It is generally expected that we will hold assets to maturity, and the amount of "discretionary sales" of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of other Morgan Stanley policies. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in the Company, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the stockholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions.
Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company's securities to publicly traded securities;

•	the enterprise value of the portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company's ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
We have not yet identified all of the portfolio company investments we will acquire.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market's assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
During the period of time in which we are deploying our initial capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow-on" investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.
        We have discretion to make follow-on investments, subject to the availability of capital resources and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser's allocation policies and procedures.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company's management team. Although we will be responsible for monitoring the performance of each investment and generally intends to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in "last out" pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the "first out" piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the "last out" pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the "last out" pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company's collateral, if any, will secure the portfolio company's obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any "last out" pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser's advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser's duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person's duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except those liabilities resulting primarily attributable to gross negligence, willful misconduct, bad faith or reckless disregard of the Administrator's duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government's economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. Use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.
When we invest in unitranche, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to Our Common Stock
There is no public market for shares of our Common Stock, and we do not expect there to be a market for our shares.
There is no existing trading market for shares of our Common Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of our Common Stock may be unable to liquidate an investment in our shares.
The shares of our Common Stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our Common Stock to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in shares of our Common Stock and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our Common Stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Common Stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder's investment. Although such return of capital may not be taxable, such distributions may increase an investor's tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
Investing in our Common Stock may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our Common Stock is intended for long-term investors who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
Our stockholders may experience dilution in their ownership percentage.
Our stockholders do not have preemptive rights to any shares of our Common Stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling shares of our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell shares of our Common Stock, or warrants, options, or rights to acquire shares of our Common Stock, at a price below the current net asset value of shares of our Common Stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing shares of our Common Stock or senior securities convertible into, or exchangeable for, shares of our Common Stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.
Purchases of Common Stock pursuant to the Subscription Agreements will generally be made pro rata, in accordance with the remaining capital commitments of all investors. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreement. To the extent an investor is required to purchase less than its pro rata share of a drawdown of investor capital commitments, such stockholder will experience dilution in their percentage ownership of the Company.
In the event that we enter into a Subscription Agreement with one or more investors after the Initial Drawdown, each such investor will be required to make Catch-up Purchases on one or more dates to be determined by us. Each Catch-up Purchase will dilute the ownership percentage of all investors whose subscriptions were accepted at previous closings. As a result, each subsequent closing after the Initial Closing will result in existing stockholders in the Company experiencing dilution as a result of Catch-up Purchases.
Our stockholders will experience dilution in their ownership percentage if they do not opt in to our dividend reinvestment plan.
We have an "opt in" DRIP pursuant to which all distributions declared will be payable in cash unless stockholders elect to receive their distributions in shares of our Common Stock. As a result, our stockholders that did not "opt in" to our DRIP will experience dilution in their ownership percentage of our Common Stock over time. See "Distributions" and "Dividend Reinvestment Plan" for a description of our dividend policy and obligations.
Our stockholders may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock. We currently do not intend to pay dividends in shares of our Common Stock.
We may in the future determine to issue preferred stock, which could adversely affect the value of shares of Common Stock.
The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, preferred stock would constitute a "senior security" for purposes of the 150% asset coverage test.
Our stockholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor's stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
Our stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.
Disposition of shares of our Common Stock by MS Credit Partners Holdings may negatively impact our performance and the price of our Common Stock.
MS Credit Partners Holdings has entered into a subscription agreement to provide 20% of total capital commitments up to $200 million in capital commitments to the Company. However, MS Credit Partners Holdings is not obligated to maintain its investment in the Company and, to the extent MS Credit Partners Holdings determines to dispose of its shares of our Common Stock and to the extent such disposition is permissible, the disposition of a large number of shares of our Common Stock may negatively impact our performance and, if there is a market for shares of our Common Stock, the share price of such Common Stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 1 to the financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share data)
Market Information
Until the completion of an Exchange Listing, if any, our outstanding shares of Common Stock will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. See "Item 10. Recent Sales of

Unregistered Securities" for more information. There is no public market for shares of our Common Stock currently, nor can we give any assurance that one will develop.
Because shares of Common Stock are being acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Shares of our Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of Common Stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
As of March 20, 2020, we had 3,400 stockholders of record.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We intend to elect to be taxed as a RIC under Subchapter M of the Code. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business—"Certain U.S. Federal Income Tax Considerations."
We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
Dividend Reinvestment Plan
We have adopted an "opt in" DRIP, which will become effective prior to the filing of our election to be regulated as a BDC. As a result of adopting the plan, if our Board of Directors authorizes, and we declare, a cash dividend or distribution, our stockholders may elect to "opt in" to our DRIP and have their cash dividends or distributions automatically reinvested in additional shares of our Common Stock, rather than receiving cash. Stockholders who do not make such an election will receive their distributions in cash.
A registered stockholder may elect to "opt in" to the DRIP by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. The plan administrator will set up an account for each stockholder to acquire shares of Common Stock in non-certificated form through the plan if such stockholders have elected to receive their distributions in shares of Common Stock. Those stockholders who hold shares of Common Stock through a broker or other financial intermediary may opt in to receive distributions in shares of Common Stock by notifying their broker or other financial intermediary of their election.
Prior to an Exchange Listing, we will use newly issued shares of Common Stock to implement the DRIP, with such shares to be issued at a per-share price as determined by our Board of Directors (including any committee thereof), which price will be determined prior to the issuance of shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. The number of shares of Common Stock to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the price per share of Common Stock. The number of shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional shares of Common Stock will be issued has been determined and the elections of our stockholders have been tabulated.
There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator's fees under the plan will be paid by us. Following an Exchange Listing, if a participant elects to sell part or all of his, her or its shares of Common

Stock held by the plan administrator and have the proceeds remitted to the participant, such request must first be submitted to the participant's broker, who will coordinate with the plan administrator and is authorized to deduct a per-share brokerage commission from the sale proceeds.
Stockholders who elect to receive distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who receive their distributions in cash. However, since a participating stockholder's cash dividends would be reinvested in Shares, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends. A stockholder's basis for determining gain or loss upon the sale of shares of Common Stock received in a distribution from us will generally be equal to the cash that would have been received if the stockholder had received the distribution in cash. Any shares of Common Stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder's account.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
During the period from May 30, 2019 to December 31, 2019, there were no dividends declared.
Recent Sales of Unregistered Securities and Use of Proceeds
On November 25, 2019, pursuant to the BDC Conversion, Morgan Stanley Direct Lending Fund LLC converted into a Delaware corporation, Morgan Stanley Direct Lending Fund, and all of the outstanding limited liability company interests in Morgan Stanley Direct Lending Fund LLC were converted into 1,750 shares of common stock, par value $0.001 per share, of Morgan Stanley Direct Lending Fund.
Item 6. Selected Financial Data
The tables below set forth our selected financial data for the periods indicated. The selected financial data as of and for the period from May 30, 2019 (inception) to December 31, 2019, have been derived from our audited financial statements, which are included in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of future results. The selected financial data in this section is not intended to replace the financial statements and is qualified in its entirety by the financial statements and related notes included in this filing.
The selected financial information and other data presented below should be read in conjunction with the information contained in Part II, Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited financial statements and the notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.”

For the period ended December 31, 2019
(amounts in US dollars, except per share data)
Statement of Operations Data
Income
Total income	$—
Expenses
Total expenses	1,234,617
Less: Expense waiver	(78,673)
Expenses (net of Expense waiver)	(1,155,944)
Net expenses	(1,155,944)
Net loss	$(1,155,944)
Per Share Data
Basic and diluted net investment loss	$660.54
Basic and diluted loss	$660.54

As of 12/31/2019
(amounts in US dollars, except per share data)
Balance Sheet Data
Cash	$35,000
Deferred offering costs	250,180
Deferred financing costs	957,848
Prepaid expenses	221,314
Total assets	$1,464,342
Payable to affiliate (Note 2)	$1,399,116
Accrued expenses and other liabilities	1,186,170
Total liabilities	2,585,286
Total net assets	(1,120,944)
Net asset value per share	$640.54

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share data, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.  The period presented represents the period from May 30, 2019 (inception) through December 31, 2019.
OVERVIEW
We are an externally managed specialty finance company focused on lending to middle market companies. We were formed as a Delaware limited liability company on May 30, 2019 with the name Morgan Stanley BDC LLC and changed our name to Morgan Stanley Direct Lending Fund LLC on August 8, 2019. Prior to the November 25, 2019 and prior to our election to be regulated as a BDC, we completed the BDC Conversion under which Morgan Stanley Direct Lending Fund succeeded to the business of Morgan Stanley Direct Lending Fund LLC and the member of Morgan Stanley Direct Lending Fund LLC, MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and affiliate of the Adviser (“MS Credit Partners Holdings”), became the sole stockholder of Morgan Stanley Direct Lending Fund. Following the BDC Conversion, we elected to be treated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, for our taxable year commencing on the Initial Drawdown Date (as defined below), we intend to elect to be treated, and to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
On December 23, 2019, we completed our Initial Closing of capital commitments to purchase shares of our Common Stock, in a private placement pursuant to subscription agreements with investors. In this Initial Closing, we received aggregate capital commitments to purchase Common Stock of approximately $755 million, including a capital commitment from MS Credit Partners Holdings. Pursuant to the terms of MS Credit Partners Holdings’ subscription agreement, MS Credit Partners Holdings made an aggregate capital commitment equal to 20% of total capital commitments to the Company up to $200,000,000. As of December 31, 2019, the Company has accepted $150,000,000 from MS Credit Partners Holdings’ total capital commitment of up to $200,000,000, representing approximately 20% of aggregate capital commitments received.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors. For the purposes of this report, "middle-market companies" refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization ("EBITDA") in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic assets. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts ("LBOs"), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
RECENT DEVELOPMENTS
Subsequent to December 31, 2019 through March 20, 2020, we have committed to invest $93 million in 3 different portfolio companies.
On January 24, 2020, we delivered a capital drawdown notice to our investors relating to the sale of 2,874,810 shares of our Common Stock for an aggregate offering price of approximately $57.5 million. The sale closed on February 5, 2020.

On February 3, 2020, we entered into an amendment to the CIBC Subscription Facility that, among other things, increased the borrowing capacity under the CIBC Subscription Facility from $100 million to $325 million.
On March 17, 2020, we delivered a capital drawdown notice to our investors relating to the sale of shares of our Common Stock for an aggregate offering price of approximately $45 million. The sale is expected to close on March 27, 2020.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We expect to generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator; and (iii) other operating expenses as detailed below:

•	initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver described below)

•	costs associated with the our initial private offering;

•	costs of any other offerings of our Common Stock and other securities, if any;

•	calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);

•
out of pocket expenses, including travel expenses, incurred by the Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing the our rights;

•	base management fee and any incentive fee payable under the Investment Advisory Agreement;

•	certain costs and expenses relating to distributions paid by us;

•	administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;

•	debt service and other costs of borrowings or other financing arrangements;

•	the allocated costs incurred by the Adviser in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making or holding investments;

•	the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;

•	transfer agent and custodial fees;

•	costs of hedging;

•	commissions and other compensation payable to brokers or dealers;

•	any stock exchange listing fees and fees payable to rating agencies;

•	cost of effecting any sales and repurchases of our Common Stock and other securities;

•	federal and state registration fees;

•	U.S. federal, state and local taxes, including any excise taxes;

•	independent director fees and expenses;

•
costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;

•
the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

•	the costs of specialty and custom software for monitoring risk, compliance and overall investments;

•	our fidelity bond;

•	any necessary insurance premiums;

•	indemnification payments;

•	any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);

•	direct fees and expenses associated with independent audits, agency, consulting and legal costs;

•	cost of winding up; and

•
all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
During the period from May 30, 2019 (inception) to December 31, 2019, we had no investment activities. We commenced our investment activities on January 31, 2020.
During the period from May 30, 2019 (inception) to December 31, 2019, we had no investment income.
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. During the period ended December 31, 2019, we incurred total expenses of $1,155,944 (net of Expense waiver of $78,673) towards organization costs, directors’ fee and other general expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. We may also fund a portion of our investments through borrowings under the CIBC Subscription Facility and any additional senior secured credit facilities, as well as through securitization of a portion of our existing investments.
Debt
CIBC Subscription Facility
On December 31, 2019, we entered into a revolving credit agreement (the “CIBC Subscription Facility”) with CIBC Bank USA as administrative agent and arranger. The CIBC Subscription Facility allows us to borrow up to $100 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.
The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month London Interbank Offered Rate, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain investors of the Company. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.
During the period ended December 31, 2019, there was no amount borrowed under the CIBC Subscription Facility. As of December 31, 2019, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of December 31, 2019 in Part II, Item 8 of this Form 10-K, for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
We had no unfunded commitments to fund delayed draw and revolving senior secured loans as of the December 31, 2019.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.

Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board's Accounting Standards Codification, as amended, Fair Value Measurement ("ASC 820"). Valuation procedures are set forth in more detail below.
ASC 820 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. We will not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2—inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, we value securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. We may also obtain quotes with respect to certain of our investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, we will determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value is as follows:
(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser's senior management;
(3)our Board of Directors engages one independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management's preliminary valuation and conclusion of fair value;
(4)our Audit Committee reviews the assessments of the Adviser and the independent third-party valuation firm and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
(5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
Our Audit Committee's recommendation of fair value is generally based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company's leverage and ability to make payments;

•	the portfolio company's public or "private letter" credit ratings;

•	the portfolio company's actual and expected earnings and cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the issuer does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
Our Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On October 14, 2019, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved an investment advisory agreement (the “Original

Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. As of December 31, 2019, no management fee or incentive fees were accrued or paid to the Adviser.
Base Management Fee
The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to an Exchange Listing, the Adviser has agreed to irrevocably waive the portion of the base management fee in excess of 0.25% of our average gross assets calculated in accordance with the Investment Advisory Agreement, which waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the base management fee will be payable quarterly in arrears.
Incentive Fee
The incentive fee has two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind interest and zero coupon securities), accrued income that Company has not yet received in cash. The Adviser is not obligated to return to us the incentive fee it receives on payment-in-kind ("PIK") interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:

•	No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.50% (6% annualized);

•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.82% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the "catch-up." The "catch-up" is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and

•
17.5% of the pre-incentive fee net investment income, if any, that exceeds 1.82% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a business development company through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains").

Administration Agreement
On October 14, 2019, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and the Administrator. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears.
Placement Fees
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates will assist in the placement of Common Stock in the Company’s Private Offering. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement, which payments will be made by the Investment Adviser and, to the extent the Paying Agent receives any payments, from the Paying Agent.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2019, our exposure to changes in interest rates was not material.
In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 8. Financial Statements and Supplementary Data
Morgan Stanley Direct Lending Fund

REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Morgan Stanley Direct Lending Fund (the "Company") as of December 31, 2019, the related statements of operations, cash flows, and changes in net assets, for the period from May 30, 2019 (inception) to December 31, 2019, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, and cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 20, 2020

We have served as the Company’s auditor since 2019.

Morgan Stanley Direct Lending Fund

Balance Sheet
As of December 31, 2019

Assets
Cash	$35,000
Deferred offering costs	250,180
Deferred financing costs	957,848
Prepaid expenses	221,314
Total assets	$1,464,342

Liabilities
Payable to affiliate (Note 2)	$1,399,116
Accrued expenses and other liabilities	1,186,170
Total liabilities	2,585,286

Commitment and contingencies (Note 5)	—

Net assets
Common Stock, $0.001 par value (100,000,000 shares authorized and 1,750 shares issued and outstanding)	2
Paid-in capital in excess of par value	34,998
Distributable earnings (accumulated losses)	(1,155,944)
Total net assets	(1,120,944)
Total liabilities and net assets	$1,464,342
Net asset value per share	$(640.54)

The accompanying notes are an integral part of these financial statements

Morgan Stanley Direct Lending Fund

Statement of Operations
For the period May 30, 2019 (Inception) through December 31, 2019

Income	$—

Expenses:
Organization costs	1,078,673
Professional fees	66,387
General and other expenses	46,386
Directors’ fees	43,171
Total expenses	$1,234,617
Less:
Expense waiver (Note 2)	(78,673)
Net expenses	1,155,944

Net Loss	$(1,155,944)

Net loss per share	$(660.54)

Weighted average shares outstanding (Note 6)	1,750

The accompanying notes are an integral part of these financial statements

Morgan Stanley Direct Lending Fund

Statement of Changes in Net Assets
For the period May 30, 2019 (Inception) through December 31, 2019

Net loss	$(1,155,944)

Capital transactions:
Issuance of common stock	35,000

Net increase in net assets resulting from capital transactions	35,000

Net assets at end of period	$(1,120,944)

The accompanying notes are an integral part of these financial statements

Morgan Stanley Direct Lending Fund

Statement of Cash Flows
For the period May 30, 2019 (inception) through December 31, 2019

Cash flows from operating activities
Net loss	$(1,155,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Change in deferred offering costs	(212,211)
Change in prepaid expenses	(221,314)
Change in payable to affiliate	1,036,730
Change in accrued expenses and other liabilities	552,739
Net cash provided by (used in) operating activities	—

Cash flows from financing activities
Proceeds from issuance of common shares	35,000
Net cash provided by (used in) financing activities	35,000

Net increase (decrease) in cash	35,000
Cash at beginning of period	—
Cash at end of period	$35,000

Supplemental information and non-cash activities:

Accrued but unpaid deferred financing costs	$957,848

Accrued but unpaid offering costs	$37,969

The accompanying notes are an integral part of these financial statements

Morgan Stanley Direct Lending Fund

Notes to the Financial Statements
For the period May 30, 2019 (inception) through December 31, 2019

(1)Organization
Morgan Stanley Direct Lending Fund (the “Company”) is an externally managed specialty finance company that intends to focus on lending to middle market companies. On November 25, 2019, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company was formed as a Delaware limited liability company on May 30, 2019 with the name Morgan Stanley BDC LLC, and its name was changed to Morgan Stanley Direct Lending Fund LLC on August 8, 2019. On November 25, 2019, pursuant to BDC conversion, the Company was converted into a corporation and succeeded to the business of the Morgan Stanley Direct Lending Fund LLC (the “BDC Conversion”). The Company was formed to make investments in middle-market companies and commenced operations in 4Q 2019. Pursuant to the Company’s operating agreement, the Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors.
The Company is conducting private offerings of shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of any private offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
(2)Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the financial statements.
Cash
Cash consists of cash held with a financial institution.

Morgan Stanley Direct Lending Fund

Notes to the Financial Statements
For the period May 30, 2019 (inception) through December 31, 2019

Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Balance Sheet and amortized over a twelve-month period from the initial capital call, subject to the limitation below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its common shares.
The Company will not bear more than an amount equal to $1,000,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is higher, for organization and offering costs in connection with the offering of shares. If actual organization and offering costs incurred exceed greater of 1,000,000 or 0.10% of the Company’s total Capital Commitments, the Adviser will bear the excess costs. To the extent the Company’s Capital Commitments later increase, the Adviser may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.
The Company has incurred $1,078,673 in organization cost and has incurred and deferred offering cost of $250,180 during the period May 30, 2019 through December 31, 2019. These costs exceeded the Adviser reimbursement threshold and as a result excess organization cost of $78,673 was waived. These amounts are included in payable to affiliates and accrued expenses and other liabilities as of December 31, 2019.
Expenses
The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
Deferred Financing Costs
Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Balance Sheet.
Income Taxes
As of December 31, 2019, the Company has not elected to be treated as a RIC and its tax return will be consolidated by its single shareholder. For the taxable year commencing on the initial drawdown date, the Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends.
As of December 31, 2019, the Company accounted for income taxes using the asset and liability method ASC 740, “Accounting for Income Taxes”. Under this method, income taxes are provided at the statutory rates for amounts currently payable and for amounts deferred as tax assets or liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company recognizes net deferred tax assets to the extent that it believes these assets are more likely than not to be realized. At December 31, 2019, the Company had a deferred tax asset of $242,748 related to unamortized organization costs and carried forward operating losses. The Company has established a valuation allowance of $242,748 as the Company believes that these assets are more likely than not to be realized.
New Accounting Standards
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Morgan Stanley Direct Lending Fund

Notes to the Financial Statements
For the period May 30, 2019 (inception) through December 31, 2019

(3)	Related Party Transactions
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates will assist in the placement of common stock in the Company’s private offerings. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments will be made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent receives any payments it will remit the payment to the Placement Agent.
Investment Advisory Agreement
On November 25, 2019, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.
As of December 31, 2019, no management fee or incentive fees were accrued or paid to the Adviser.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to listing the Company on an exchange, the Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Adviser. The Base Management Fee is payable quarterly in arrears and no management fee will be charged on committed but undrawn capital commitments.
Incentive Fees
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
The Company pays its Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•
No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5% (6.0% annualized);

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.8182%) is referred to as the “catch-up”. This “catch-up” portion is meant to provide the Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and

•	17.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.8182% (7.2728% annualized)

Morgan Stanley Direct Lending Fund

Notes to the Financial Statements
For the period May 30, 2019 (inception) through December 31, 2019

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a business development company through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains").
Administration Agreement
MS BDC Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).
On November 25, 2019, the Company’s Board of Directors approved an administration agreement (the “Administration Agreement”) between the Company and MS BDC Administrative Services LLC (the “Administrator”), an affiliate of the Investment Adviser that provides certain administrative and other services necessary for the Company to operate. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Compliance Officer and Chief Financial Officer) and respective staff who provide services to the Company. Reimbursement under the Administration Agreement occurs quarterly in arrears.
As of December 31, 2019, there were no administrative fees incurred by the Company.
(4)Borrowings
On December 31, 2019, the Company entered into a revolving credit agreement (the “CIBC Subscription Facility”) with CIBC Bank USA as administrative agent and arranger. The CIBC Subscription Facility allows the Company to borrow up to $100 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one-, two-, or three-month London Interbank Offered Rate, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain investors of the Company. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.
During the period May 30, 2019 (inception) through December 31, 2019, there was no amount borrowed under the CIBC Subscription Facility and the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility.
(5)Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Morgan Stanley Direct Lending Fund

Notes to the Financial Statements
For the period May 30, 2019 (inception) through December 31, 2019

As of December 31, 2019, the Company had no unfunded commitments.
(6)Net Assets
Capital Activity
Pursuant to the BDC Conversion, the Company has the authority to issue 100,000,000 common stock shares at $0.001 per share par value and 1,000,000 preferred stock shares at $0.001 per share par value.
Subscriptions and Drawdowns
The sole shareholder of the Company, MS Credit Partners Holding, Inc. (“MS Investor”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made total equity contribution of $35,000 to the Company as of December 31, 2019. On November 25, 2019, the Company issued 1,750 shares of common stock to MS Investor as seed capital investment. The Company’s weighted average number of shares outstanding from November 25, 2019 to December 31, 2019 were 1,750 shares.
On December 23, 2019, the Company completed its initial closing of Capital Commitments of $755,335,322 of which $150,000,000 represents the commitment of MS Investor, out of its total maximum commitment amount of $200,000,000.
(7)Financial Highlights
At this point in the Company’s life, the Company believes that financial highlights are not a meaningful measure of the Company’s performance.
(8)Subsequent Events
Subsequent to December 31, 2019 through March 20, 2020, the Company committed to invest $93 million in 3 portfolio companies.
On January 24, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of 2,874,810 shares of the Company’s common stock, for an aggregate offering price of approximately $57.5 million. The sale closed on February 5, 2020.
Effective February 3, 2020, the maximum commitment amount of the CIBC Subscription Facility was increased to $325 million.
On February 26, 2020, the Company formed a wholly owned subsidiary, DLF CA SPV LLC to hold investments.
On March 17, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of shares of the common stock for an aggregate offering price of approximately $45 million. The sale is expected to close on March 27, 2020.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K, “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2020 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Form of Certificate of Incorporation(1)
3.2	Form of Bylaws. (1)
4.1*	Description of Securities
10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement. (1)
10.3	Form of Administration Agreement. (1)
10.4	Form of Custody Agreement. (1)
10.5	Form of License Agreement(1)
10.6	Form of Indemnification Agreement(1)
10.7	Dividend Reinvestment Plan. (1)
10.8	Form of Subscription Agreement. (1)
10.9	Credit Agreement, dated as of December 31, 2019, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the various financial institutions party thereto.(2)
10.10*
Amendment No. 1 to Credit Agreement and Lender Joinder, dated as of February 3, 2020, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto.

14.1	Code of Ethics of Morgan Stanley Direct Lending Fund. (1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (1)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company's Form 10-12G/A filed by the Company on November 19,2019 (File No. 000-56098)
(2)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on January 7, 2020 (File No. 814-01332)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY DIRECT LENDING FUND

Dated: March 20, 2020	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 20, 2020	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 20, 2020	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 20, 2020	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 20, 2020	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 20, 2020	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 20, 2020	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 20, 2020	By:	/s/ Adam Metz
Adam Metz Director