Form 10-Q
period 2020-03-31
Morgan Stanley Direct Lending Fund
filed 2020-05-08
CIK 1782524

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01332

Morgan Stanley Direct Lending Fund
(Exact name of registrant as specified in its charter)

Delaware	84-2009506
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
(Address of principal executive offices)

1 (212) 761-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of May 8, 2020, the Registrant had 5,286,873 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Morgan Stanley Direct Lending Fund (the "Company") including the consolidated schedule of investments as of March 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the three month period ended March 31, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America. We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2019, and the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

New York, NY
May 8, 2020

Morgan Stanley Direct Lending Fund
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $93,231)	$89,441	$—
Cash	134,069	35
Deferred financing costs	2,474	958
Deferred offering costs	225	250
Subscription receivable (Note 8)	669	—
Interest receivable from non-controlled/non-affiliated investments	269	—
Other assets	155	221
Total assets	$227,302	$1,464

Liabilities
Debt	$116,000	$—
Payable for investments purchased	10,204	—
Payable to affiliate (Note 2)	772	1,399
Financing costs payable	1,638	605
Interest payable	133	—
Directors fees payable	87	43
Administrative service expense payable	36	—
Management fees payable	16	—
Accrued expenses and other liabilities	770	538
Total liabilities	$129,656	$2,585

Commitments and Contingencies (Note 5)

Net Assets
Common stock, par value $0.001 par value (100,000,000 shares authorized and 5,286,873 and 1,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	$5	$—
Paid-in capital in excess of par value	102,478	35
Distributable earnings (accumulated losses)	(4,837)	1,156
Total net assets	$97,646	$(1,121)
Total liabilities and net assets	$227,302	$1,464
Net asset value per share	$18.47	$(640.54)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statement of Operations (Unaudited)
(In thousands, except share and per share data)

For the three months ended March 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$917
Other income	6
Total investment income	923

Expenses:
Interest expense	419
Organization and offering costs	181
Professional fees	162
Directors' fees	87
Management fees	66
Administrative service fees (Note 3)	36
General and other expenses	21
Total expenses	972
Expense waiver (Note 3)	(109)
Management fees waiver (Note 3)	(49)
Net expenses	814
Net investment income (loss)	109

Realized and unrealized gains (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,790)
Net unrealized gains (loss)	(3,790)
Net increase (decrease) in net assets resulting from operations	$(3,681)

Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.04
Earnings per share (basic and diluted):	$(1.19)
Weighted average shares outstanding (basic and diluted) (Note 9):	3,091,766

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statement of Changes in Net Assets (Unaudited)
(In thousands, except share data)

For the three months ended March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$109
Net change in unrealized appreciation (depreciation)	(3,790)
Net increase (decrease) in net assets resulting from operations	(3,681)

Capital transactions:
Issuance of common stock	102,448
Net increase (decrease) in net assets resulting from capital transactions	102,448
Total increase (decrease) in net assets	98,767
Net assets at beginning of period	(1,121)
Net assets at end of period	$97,646

The accompanying notes are an integral part of these consolidated financial

Morgan Stanley Direct Lending Fund
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share and per share data)

For the three months ended March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,681)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	3,790
Net accretion of discount and amortization of premium	(23)
Amortization of deferred financing cost	172
Amortization of offering cost	51
Purchases of investments	(93,305)
Proceeds from sale of investments and principal repayments	97
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(269)
(Increase) decrease in other assets	66
(Decrease) increase in payable for investments purchased	10,204
(Decrease) increase in payable to affiliate	(627)
(Decrease) increase in management fees payable	16
(Decrease) increase in administrative service expense payable	36
(Decrease) increase in directors fees payable	44
(Decrease) increase in interest payable	133
(Decrease) increase in accrued expenses and other liabilities	232
Net cash provided by (used in) operating activities	(83,064)

Cash flows from financing activities:
Borrowings on credit facility	119,000
Repayments on credit facility	(3,000)
Deferred financing costs paid	(655)
Proceeds from issuance of common shares	101,779
Offering costs paid	(26)
Net cash provided by (used in) financing activities	217,098
Net increase (decrease) in cash and cash equivalents	134,034
Cash and cash equivalents, beginning of period	35
Cash and cash equivalents, end of period	$134,069

Supplemental information and non-cash activities:
Accrued but unpaid deferred financing costs	$1,638
Accrued but unpaid offering costs	$44
Subscription receivable	$669

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2020
(In thousands)

Investments-non- controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Software and Services
IQN Holding Corp., dba Beeline	(4)	L + 5.50%	7.11%	02/10/2020	08/20/2024	$$38,371	$38,184	$36,698	37.59%
IQN Holding Corp., dba Beeline	(4)(5)	L + 5.50%	7.11%	02/10/2020	08/21/2023	$1,431	1,409	1,233	1.26
MRI Software LLC	(4)	L + 5.50%	6.57%	01/31/2020	02/10/2026	$27,929	27,667	26,532	27.17
MRI Software LLC	(4)(5)	L + 5.50%	6.57%	01/31/2020	02/10/2026	$1,107	1,086	997	1.02
MRI Software LLC	(4)(5)	L + 5.50%	6.57%	01/31/2020	02/10/2026	$—	(24)	(243)	(0.25)
							68,322	65,217	66.79
Transportation
Capstone Logistics Acquisition, Inc.	(4)(6)	L + 4.50%	5.68%	03/26/2020	10/07/2021	$10,000	8,000	8,000	8.19
Capital Goods
LTI Holdings, Inc.	(6)	L + 5.50%	6.57%	03/24/2020	09/06/2025	$3,092	2,204	2,275	2.33
Total First Lien Debt							$78,526	75,492	77.31%
Second Lien Debt
Software and Services
QBS Parent, Inc.	(4)	L + 8.50%	9.95%	02/10/2020	09/21/2026	$15,000	$14,705	$13,949	14.29%
Total Second Lien Debt							$14,705	$13,949	14.29%
Total Portfolio Investments							$93,231	$89,441	91.60%
(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the Company are denominated in dollars. For the purposed of this Consolidated Schedule of Investments, the term “Company” shall include the Company’s consolidated subsidiaries. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company does not “control” any of its portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate ("LIBOR" or "L") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for our variable rate loans were the 3 Month L at 1.45% and the 6 Month L at 1.18%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the company (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments-non-controlled/ non-affiliated (1)	Interest Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	$3,114	$(136)
MRI Software LLC	0.50%	Revolver	02/10/2026	1,107	(55)
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	4,856	(243)
Total First Lien Debt Unfunded Commitments				$9,077	$(434)
Total Unfunded Commitments				$9,077	$(434)

(6)Position or portion thereof unsettled as of March 31, 2020.
As of March 31, 2020, there were no investments that were not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
(In thousands, except shares and per share data)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

(1)Organization

Morgan Stanley Direct Lending Fund (collectively with its subsidiary, the “Company”) is an externally managed specialty finance company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware limited liability company on May 30, 2019 and converted into a corporation and succeeded to the business of Morgan Stanley Direct Lending Fund LLC on November 25, 2019 (the “BDC Conversion”). The Company commenced investing operations on January 31, 2020. On November 25, 2019, the Company entered into an investment advisory agreement, (the "Investment Advisory Agreement") with MS Capital Partners Adviser Inc., the investment adviser to the Company (the “Investment Adviser”). The Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley.

The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors.

The Company is conducting private offerings (the "Private Offerings") of shares of the common stock of the Company, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

DLF CA SPV LLC (the “CA SPV”) is a Delaware limited liability company that was formed on February 26, 2020. The CA SPV expects to hold investments in first and second lien senior secured loans. The CA SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
(2)Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies issued by the Financial Accounting Standards Board (“FASB”). The carrying value for all assets and liabilities approximates their fair value.

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2020. All intercompany balances and transactions have been eliminated. Certain prior period information have been reclassified to conform to the current period presentation.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions. and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Other Income

        The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
Realized gain/loss

Realized gains or losses on investments are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method.

Organization and Offering Costs

Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Balance Sheets and amortized over a twelve-month period from the initial capital call, subject to the limitation below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offerings of its Common Stock.

The Company will not bear more than an amount equal to $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is higher, for organization and offering costs in connection with the offering of shares. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliates will bear the excess costs. To the extent the Company’s Capital Commitments later increase, the Investment Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Investment Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.
Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
Deferred Financing Costs

Deferred financing costs represent upfront fees, legal and other direct incremental costs incurred in connection with the Company’s borrowings. These costs are deferred and will be amortized over the life of the related borrowings using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Balance Sheets.
Income Taxes

The Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (“ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. The CA SPV is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020, and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

Other than above mentioned guidance, management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

(3)Related Party Transactions

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

Investment Advisory Agreement

In October 2019, the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act for a two-year term commencing on November 25, 2019.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the stockholders.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to listing the Company on an exchange, the Investment Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears and no management fee will be charged on committed but undrawn Capital Commitments.

For the three months ended March 31, 2020, base management fees were $66 and $16 net of waiver. As of March 31, 2020, $16 was payable to the Investment Adviser relating to base management fees.

Incentive Fees

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
The Company pays its Investment Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

• No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5% (6.0% annualized);

• 100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) is referred to as the “catch-up”. This “catch-up” portion is meant to provide the Investment Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and

• 17.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.8182% (7.2728% annualized).

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from November 25, 2019, the date of our election to be regulated as a BDC, through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the "Cumulative Capital Gains").

For the three months ended March 31, 2020, no incentive fees were accrued or paid to the Investment Adviser.

Administration Agreement

MS BDC Administrative Services LLC, an affiliate of the Investment Adviser (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the three months ended March 31, 2020, the Company incurred $36 in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statement of Operations. As of March 31, 2020, $36 was unpaid and included in administrative service expense payable in the Consolidated Balance Sheets.

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is higher. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs.

The Company has incurred $181 and $1,079 towards organization cost and amortization of offering cost during the period three months period ended March 31, 2020 and May 30, 2019 through December 31, 2019, respectively. These costs exceeded the Adviser reimbursement threshold and as a result excess organization cost of $109 and $79, respectively, was waived. These net amounts are included in payable to affiliate as of March 31, 2020 and December 31, 2019.

(4)Investments

The composition of the Company’s investment portfolio as of March 31, 2020 at cost and fair value was as follows:

	March 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value

First Lien Debt	$78,526	$75,492	84.40%
Second Lien Debt	14,705	13,949	15.60
Total	$93,231	$89,441	100.00%

The industry composition of investments as of March 31, 2020 at fair value was as follows:

March 31, 2020
Transportation	8.94%
Capital Goods	2.54
Software & Services	88.52
Total	100.00%

The geographic composition of investments as of March 31, 2020 at cost and fair value was as follows:

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

	March 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets

United States	$93,231	$89,441	100.00%	91.60%
Total	$93,231	$89,441	100.00%	91.60%

(5)Fair Value Measurements

The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Board, with the assistance of the Company's Audit Committee (the "Audit Committee"), determines the fair value of the assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements ("ASC 820"). Valuation procedures are set forth in more detail below.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company will determine whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value is as follows:

(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser's senior management;

(3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management's preliminary valuation and conclusion of fair value;

(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in our portfolio; and

(5) the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

The Audit Committee's recommendation of fair value is generally based on its assessment of the following factors, as relevant:
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

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

The Board is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.

The following table presents the fair value hierarchy of the investments:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$2,275	$73,217	$75,492
Second Lien Debt	—	—	13,949	13,949
Total Investments	$—	$2,275	$87,166	$89,441

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	76,401	14,700	91,101
Proceeds from principal repayments and sales of investments	(97)	—	(97)
Accretion of discount/amortization of premium	18	5	23
Net change in unrealized appreciation (depreciation)	(3,105)	(756)	(3,861)
Realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, end of period	$73,217	$13,949	$87,166

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2020	$(3,105)	$(756)	$(3,861)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average

Investments in first lien debt	$65,217	Yield Analysis	Discount Rate	7.91%	8.03%	7.98%
	8,000	Consensus Pricing	Indicative Quote	$80.00	$80.00	$80.00
	73,217
Investments in second lien debt	13,949	Yield Analysis	Discount Rate	11.14%	11.14%	11.14%
Total	$87,166

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of March 31, 2020 was as follows:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

	Carrying Value	Fair Value
CIBC Subscription Facility	$116,000	$116,000
Total	$116,000	$116,000

The above fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined under ASC 820.

As of December 31, 2019, the Company had no secured borrowings outstanding.

(6)Debt
On December 31, 2019, the Company entered into a revolving credit agreement (the "CIBC Subscription Facility") with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020. The maximum principal amount of the CIBC Subscription Facility, which was $100,000 as of December 31, 2019, was increased to $325,000 on February 3, 2020.

The CIBC Subscription Facility allows the Company to borrow up to $325,000 at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500,000 with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.

The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.

As of March 31, 2020, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility is as follows:

Three Months Ended March 31, 2020
Borrowing interest expense	$133
Facility fees	114
Amortization of financing costs	172
Total	$419
Weighted average interest rate (excluding unused fees and financing costs)	2.83%
Average outstanding balance	$18,544

During the three months ended March 31, 2020, we borrowed $119,000 and repaid $3,000 under the CIBC Subscription Facility. As of March 31, 2020, we had $116,000 outstanding under the CIBC Subscription Facility. As of December 31, 2019, we had no amount borrowed under the CIBC Subscription Facility. As of March 31, 2020 and December 31, 2019, we had $209,000 and $100,000, respectively, of available capacity under the CIBC Subscription Facility.

(7)Commitments and Contingencies

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

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

As of March 31, 2020, the Company had $9,077 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2019, the Company had no unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the CIBC Subscription Facility as of March 31, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$116,000	$—	$116,000	$—	$—

Total Contractual Obligations	$116,000	$—	$116,000	$—	$—

As of March 31, 2020 and December 31, 2019, the Company had $1,070,450 and $755,340, respectively, in total capital commitments from stockholders, of which $967,970 and $755,340, respectively, were unfunded.
(8)Net Assets

Pursuant to the BDC Conversion, the Company has the authority to issue 100,000,000 shares of Common Stock at $0.001 par value per share and 1,000,000 shares of preferred stock shares at $0.001 par value per share.

The following table shows the components of distributable earnings as shown on the Consolidated Balance Sheets:

As of March 31, 2020
Undistributed net investment income (loss)	$(1,047)
Accumulated realized gain (loss)	—
Unrealized appreciation (depreciation)	(3,790)
Distributable earnings (Accumulated loss)	(4,837)

MS Credit Partners Holding, Inc. (“MS Investor”), an affiliate of the Investment Adviser, had made aggregate equity contributions of 35 to the Company as of December 31, 2019. In connection with the Company's conversion to a corporation, on November 25, 2019, the Company issued 1,750 shares of Common Stock to MS Investor as seed capital investment.

On December 23, 2019, the Company completed its initial closing of Capital Commitments of $755,340 of which $150,000 represents the commitment of MS Investor.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

As of March 31, 2020, the Company completed two closings and received aggregate Capital Commitments of $1,070,450, of which $200,000 was from MS Investor. During the three months ended March 31, 2020, the Company made two capital calls to the stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 are set forth below (dollar amounts in millions, unless otherwise noted):

Share Issuance Date	Shares	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	$44.95
Total	5,285,123	$102.45

The Company’s weighted average number of shares outstanding from November 25, 2019 to December 31, 2019 and the three months ended March 31, 2020 were 1,750 and 3,091,766 shares, respectively.

As of March 31, 2020 and December 31, 2019, the Company had $1,070,450 and $755,340, respectively, in total capital commitments from stockholders, of which approximately $967,970 and $755,340, respectively, were unfunded.

(9)Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

For the three months ended March 31, 2020
Numerator for basic and diluted earnings per share net increase/(decrease) in net assets resulting from operations	$(3,681)
Denominator for basic and diluted earnings per share - weighted average shares outstanding (1)	3,091,766
Basic and diluted earnings per share	$(1.19)
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through March 31, 2020.
(10)Income Taxes

Taxable income during the three months ended March 31, 2020 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the three months ended March 31, 2020, there were no permanent differences.

The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at March 31, 2020 are as follows (amounts calculated using book-tax differences as of the most recent fiscal year ended December 31, 2019):

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)

As of
March 31, 2020
Gross unrealized appreciation	$71
Gross unrealized depreciation	(3,861)
Net unrealized appreciation (depreciation)	$(3,790)
Tax cost of investments at period end	$93,231

(11) Financial Highlights

The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period represents initial offering price per share. The following are the financial highlights (dollar amounts in thousands, except per share data):

For the three months ended March 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.04
Net unrealized and realized gain (loss)(2)	(1.74)
Net increase (decrease) in net assets resulting from operations	1.70
Issuance of common stock	0.17
Total increase (decrease) in net assets	1.53
Net asset value, end of period	$18.47
Shares outstanding, end of period	5,286,873
Total return based on net asset value(3)	(7.65)%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$97,646
Weighted average shares outstanding(4)	3,091,766
Ratio of net expenses to average net assets(5)	3.85%
Ratio of expenses before waivers to average net assets(5)	4.23%
Ratio of net investment income to average net assets(5)	0.83%
Total capital commitments, end of period	$1,070,450
Ratios of total contributed capital to total committed capital, end of period	9.57%
Asset coverage ratio	184.18%
Portfolio turnover rate	0.11%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning net asset value per share. Because the Company commenced investing operations during the quarter, the total return for the three months ended March 31, 2020, is not indicative of the actual performance. Excluding the effects of the higher offering price of subscriptions, total return (not annualized) would have been (6.81)%.
(4)Calculated for the period from February 5, 2020, the date of first external issuance of shares through March 31, 2020.
(5)Amounts are annualized except for expense support amounts relating to organizational and offering costs.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
(In thousands, except shares and per share data)
(12) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
From April 1, 2020 to May 8, 2020, we committed to invest approximately $57,177 in 8 portfolio companies.
On April 2, 2020, the Company received additional Capital Commitments of approximately $9,320, resulting in total Capital Commitments of approximately $1,079,760 as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser, or the Investment Adviser, and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives, including as a result of the Coronavirus pandemic;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Investment Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Investment Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a business development company, or a BDC, and as a regulated investment company, or a RIC, under the Internal Revenue Code of 1986, as amended, or the Code;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under "Item 1A. Risk Factors" and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.”. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.   This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

OVERVIEW
We are an externally managed specialty finance company focused on lending to middle market companies that has elected to be regulated as a BDC. Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies backed by financial sponsors. For the purposes of this Report, "middle-market companies" refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow.
We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic assets. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions.
We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we expect to generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure” in the Form 10-K.
Coronavirus Developments

The rapid spread of Coronavirus and the related effect on the U.S. and world economy has had and may continue to have adverse consequences for the business operations of some of our portfolio companies and may adversely affect our operations and the operations of our Investment Adviser (including those relating to us). Our Investment Adviser has been monitoring the Coronavirus pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of Coronavirus.

Despite the market dislocation cause by Coronavirus, we believe we are very well positioned to manage the current environment. Unlike many direct lending vehicles, we do not have a large legacy portfolio that may suffer from weak economic conditions due to the impact of Coronavirus. Secondly, we have a considerable amount of available capital that can be prudently invested in a credit environment that we expect will provide better risk adjusted returns than before the market dislocation caused by Coronavirus. Capital preservation and principal protection are among the key tenets of what we seek to achieve with our investment strategy. We will deploy capital as we find what we believe are compelling investment opportunities, and we intend to invest our capital throughout our three year investment period, providing our investors with vintage year diversification.

As of March 31, 2020, we have funded approximately $93 million of investments. We benefit from having very limited unfunded exposure of only $9 million (revolvers and delayed draw term loans) associated with these investments as of March 31, 2020. As of March 31, 2020, each of our investments is a senior secured credit facility (84.4% first lien and 15.6% second lien at fair value) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, and energy) with proven management teams. As we began investing earlier this fiscal year, we do not have a large legacy portfolio that may suffer from weak economic conditions due to the impact of Coronavirus. Our five portfolio companies have highly diversified customer bases and are owned by experienced and well-resourced private equity firms. Additionally, we currently have no exposure to the airlines, lodging and leisure sectors, which we expect will be among the most impacted by Coronavirus.

We are well capitalized, with over $1.3 billion of available capital (approximately $1 billion of available uncalled equity and approximately $325 million of total availability under our revolving credit agreement, or, as amended, the CIBC Subscription Facility, with CIBC Bank USA, as administrative agent and arranger, entered into on December 31, 2019 and subsequently amended on February 3, 2020. As we began investing earlier this year, we have called only 9.6% of the total committed equity capital. Based upon our senior management team’s experience investing across multiple credit cycles, periods that offer the best risk adjusted returns often occur when markets are highly volatile and dislocated. We believe our strong capital base positions us extremely well to invest over the near term and throughout our investment period when we find opportunities that we believe offer compelling value. Conducting detailed due diligence is central to our investment strategy and we will continue to seek to build a highly diversified portfolio of predominantly first lien senior secured term loans, avoid the more cyclical industry sectors, and fully leverage the vast origination and due diligence resources of Morgan Stanley.

However, we cannot predict the full impact of the Coronavirus pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, all of our debt investments at fair value were at floating rates, based on the London Interbank Offered Rate, or LIBOR, and many of which are subject to certain floors. In addition, the CIBC Subscription Facility has floating rate interest provisions. In connection with the Coronavirus pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our expected gross investment income and could result in a decrease in our expected net investment income if decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income based incentive fee, or a decrease in the interest rate of any floating interest rate liabilities we may have that are tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We will continue to monitor the rapidly evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We expect to generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period and may be influenced by market and economic conditions, including as a result of the current Coronavirus pandemic. See "Coronavirus Developments" above. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser; (ii) costs and other expenses and our allocable portion of overhead incurred by MS BDC Administrative Services LLC, an affiliate of the our Investment Adviser, or the Administrator, in performing its administrative obligations pursuant to an administration agreement between us and our Administrator, or the Administration Agreement; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver described below)
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share, or the Common Stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, performing due diligence on prospective portfolio companies and monitoring actual portfolio companies and, if necessary, enforcing the rights;
•base management fee and any incentive fee payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•amounts payable to third parties relating to, or associated with, making or holding investments;
•the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•any stock exchange listing fees and fees payable to rating agencies;
•cost of effecting any sales and repurchases of our Common Stock and other securities;
•federal and state registration fees;
•U.S. federal, state and local taxes, including any excise taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the U.S Securities and Exchange Commission (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software for monitoring risk, compliance and overall investments;

•our fidelity bond;
•any necessary insurance premiums;
•indemnification payments;
•any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by us);
•direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•cost of winding up; and
•all other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.
We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY
As noted above in “Coronavirus Developments,” we believe that our portfolio and investment strategy is well positioned to manage the current environment. We believe the following factors will mitigate the economic impact of Coronavirus on us and on our portfolio companies:

•Senior Investments: As of March 31, 2020, each of our investments is a senior secured credit facility (84.4% first lien and 15.6% second lien) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. We benefit from having very limited unfunded exposure of only $9 million (revolvers and delayed draw term loans) associated with our debt investments as of March 31, 2020.

•Young portfolio: We began investing earlier this fiscal year and, as of March 31, 2020, have invested in five portfolio companies for a total of $93 million. We do not have a large legacy portfolio that may compound the economic risk of the Coronavirus pandemic.

•Industry Exposure: Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors with proven management teams and generally avoiding sectors that are severally impacted by Coronavirus pandemic.

•Existence of LIBOR floors: Approximately 84.4% of our debt investments had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 1 % as of March 31, 2020. These floors allow us to mitigate (to a degree) the impact of spread widening on the valuation of our investments.

As of March 31, 2020, we had investments in five portfolio companies across three industries. Based on fair value as of March 31, 2020, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of March 31, 2020, our weighted average total yield of debt securities at amortized cost was 8.7%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2020.
As of December 31, 2019, we had no investments.
Our investment activity for the three months ended March 31, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the Three Months Ended March 31, 2020
New Investments Committed/Purchased
Gross Principal Balance	$106,007
Investments, at Cost
Investments, beginning of period	$—
New investments purchased	93,305
Net accretion of discount on investments	23
Net realized gain (loss) on investments	—
Investments sold or repaid	(97)
Investments, end of period	$93,231
Amount of investments funded at principal
First lien debt investments	$82,028
Second lien debt investments	15,000
Total	$97,028
Proceeds from investments sold or repaid:
First lien debt investments	$97
Second lien debt investments	—
Total	$97
Number of portfolio companies	5
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	—

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Please see below for a description of the four categories of the Investment Adviser's Internal Risk Rating system:

Category 1	In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2	In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3	In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has decreased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4	In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

As of March 31, 2020, all of our investments had Internal Risk Rating of 2 and were performing in line with our initial underwriting expectation.
CONSOLIDATED RESULTS OF OPERATIONS
Comparative financial statements are not presented as we had not begun operations during any period prior to December 31, 2019.
We were formed on May 30, 2019 and commenced our investing operations on January 31, 2020. For the three months period ended March 31, 2020 (dollar amounts in thousands):

Three Months Ended
March 31, 2020
Total investment income	$923
Less: Net expenses	814
Net investment income	109
Net unrealized appreciation (depreciation)	(3,790)
Net realized gain (loss)	—
Net increase (decrease) in net assets resulting from operations	$(3,681)

Investment Income
Investment income  was as follows (dollar amounts in thousands):

Three Months Ended
March 31, 2020
Interest income	$917
Fee income	6
Total investment income	923

For the three months ended March 31, 2020, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value increased to $89.4 million at March 31, 2020 and all investments were income producing senior secured debt investments.
Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2020, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses

Expenses for the three months ended March 31, 2020 were as follows (dollar amounts in thousands):

Three Months Ended
Expenses	March 31, 2020
Interest expense	419
Organization and offering costs	181
Professional fees	162
Directors' fees	87
Management fees	66
Administrative service fees	36
General and other expenses	21
Total expenses	972
Expense waiver	(109)
Management fees waiver	(49)
Net expenses	$814
For the three months ended March 31, 2020, net expenses were primarily comprised of interest expense of $419, gross base management fees of $66, administrative service expenses of $36, professional fees of $162, fees to independent directors of $87, organization and offering costs of $181 and other expenses of $21; offset by management fee waiver and expense waiver by the Investment Adviser of $158.
Interest expense for the three months ended March 31, 2020 was driven by approximately $18.5 million of average borrowings (at an average effective interest rate, of 2.83%) under our CIBC Subscription Facility related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock. Expense support includes the management fee waiver of $49 and excess organization and offering costs of $109 that the Investment Adviser has committed to pay. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3."

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes.

Net Unrealized Gain (Loss) on Investments
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the three months ended March 31, 2020, net unrealized (losses) on our investments were $3.8 million.

The valuations of our debt investments generally decrease as a result of a widening credit spread environment and weakness in the broadly syndicated loan market during the period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “—Coronavirus Developments” section above.
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
As of March 31, 2020, we are party to the CIBC Subscription Facility, as described in “—Debt” below.
As of March 31, 2020, we had $134 million of cash, which taken together with our $209 million of availability under the CIBC Subscription Facility (subject to borrowing base availability) and our approximately $968 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of March 31, 2020, we had received aggregate Capital Commitments of approximately $1,070.5 million, of which $200 million was from an affiliate of the Investment Adviser.
During the three month period ended March 31, 2020, we issued two capital calls to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 were:

Share Issuance Date	Number of Common Shares Issued	Aggregate Capital proceeds
		in Millions
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
Total	5,285,123	$102.45

Debt
CIBC Subscription Facility
On December 31, 2019, we entered into the “CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. On February 3, 2020, we amended the CIBC Subscription Facility by increasing the total commitment amount by $225 million. As of March 31, 2020, the CIBC Subscription Facility allows us to borrow up to $325 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments.
The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our investors We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended, or the 1940 Act.
During the three months ended March 31, 2020 we borrowed $119 million and repaid $3 million under the CIBC Subscription Facility. As of March 31, 2020 we had $116 million outstanding under the CIBC Subscription Facility. As of December 31, 2019, we had no amount borrowed under the CIBC Subscription Facility. As of March 31, 2020 and December 31, 2019 we had $209 million and $100 million respectively, of available capacity under the CIBC Subscription Facility.
As of March 31, 2020 and December 31, 2019, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility.

OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of March 31, 2020 in Part I, Item 1 of this Form 10-Q for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of March 31, 2020 we had delayed draw terms loans and revolving term loans with an aggregate $9 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2020 management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our CIBC Subscription Facility as of March 31, 2020, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Subscription Facility	$116,000	$—	$116,000	$—	$—

Total Contractual Obligations	$116,000	$—	$116,000	$—	$—

RECENT DEVELOPMENTS

During April 1, 2020 to May 8, 2020, we committed to invest $57 million in 8 portfolio companies. We expect to continue to carefully invest throughout the second quarter to take advantage of the market dislocation. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cashflow, have leading market positions, benefit from sustainable business models, and will perform well despite the impact of COVID-19. We believe the current market environment offers compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, dealflow, and the impact of COVID-19.

On April 2, 2020, we closed additional Capital Commitments of approximately $9 million, resulting total Capital Commitments of approximately $1,080 million.
Subsequent to March 31, 2020, market disruptions caused by the Coronavirus pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and has adversely affected, and may continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. For more information, see “Coronavirus Developments” above.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described below. The critical accounting policies should be read in connection with “Risk Factors” in Part I, Item 1A of the Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following

•the Investment Advisory Agreement;
•the Administration Agreement;
•the Placement Fee Agreement; and
•Expense Support and Waiver Agreement.

See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors provide better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our board of directors, or our Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”

Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2019, our exposure to change in interest was immaterial.
In addition, the Coronavirus pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”
As of March 31, 2020, 100% of our debt investments at fair value were at floating rates. Based on our Consolidated Balance Sheets as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2020) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$2,515	$(3,480)	$(965)
Up 200 basis points	$1,677	$(2,320)	$(643)
Up 100 basis points	$838	$(1,160)	$(322)
Down 100 basis points	$(838)	$847	$9
Down 200 basis points	$(1,137)	$847	$(290)
Down 300 basis points	$(1,137)	$847	$(290)

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our CIBC Subscription Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.

Item 4: Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Report.
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

        Each of us, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of us, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against any of us, the Investment Adviser or the Administrator.

Item 1A: Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed below, as well as the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below as well as in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. The outbreak of Coronavirus beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The Coronavirus pandemic has affected and will continue to affect the portfolio companies in which we invest. The Coronavirus outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many middle market companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral; (iii) increased draws by borrowers on revolving lines of credit, which lenders, including the Company, may not have the ability under the applicable credit agreement to refuse to fund without the Company being in default and suffering financial penalties; (iv) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (v) potential increased disputes with counterparties who assert that failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts; (vi) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (vii) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; (viii) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (ix) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market companies. In this environment, there is a heightened likelihood of government intervention or regulation and/or changes in law, including by way of example laws and regulations requiring lenders such as the Company to waive payments from borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments.

Such capital markets disruptions and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board, including all of our directors who are not "interested persons" of us, as defined in the 1940 Act.

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

In addition, U.S. and non-U.S. governments have enacted or may enact various regulations that may impact Morgan Stanley or us, our investments, our opportunities and our investors. New regulations, changing regulatory schemes and the burdens of regulatory compliance may have a material negative impact on our performance and the performance of our portfolio companies. For example, recent proposals relating to the activities of bank holding companies may adversely affect Morgan Stanley's (including the Investment Adviser's) ability to sponsor and/or invest in private funds, including us.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Investment Adviser and harm our business, operating results and financial condition.

Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Investment Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and Coronavirus.

The ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments having adverse consequences for certain portfolio companies and other issuers in or through which we invest and the value of our investments therein, the operations of the Investment Adviser (including those relating to us) have been, and could continue to be, adversely impacted, including through quarantine measures, business closures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. As the potential impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies' operating results, or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

If the current period of capital markets disruption and economic uncertainty continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report or incorporated herein by reference, including the Coronavirus pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the Coronavirus pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder's investment. Although such return of capital may not be taxable, such distributions may increase an investor's tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Form 10-Q and our Current Reports on Form 8-K filed on February 10, 2020 and March 31, 2020 for issuances of our Common Stock during the quarter ended March 31, 2020. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.

Item 3: Defaults Upon Senior Securities.

        None.

Item 4: Mine Safety Disclosures.

        Not applicable

Item 5: Other Information.

        None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1
Amendment No. 1 to Credit Agreement and Lender Joinder, dated as of February 3, 2020, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed by the Company on March 20, 2020 (File No. 814-01332)).

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

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund

Dated: May 8, 2020	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2020	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)