Form 10-Q
period 2020-06-30
Morgan Stanley Direct Lending Fund
filed 2020-08-10
CIK 1782524

.______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 7, 2020, the Registrant had 6,056,067 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Morgan Stanley Direct Lending Fund (the "Company") including the consolidated schedule of investments, as of June 30, 2020, and the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2020, and cash flows for the six-month period ended June 30, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP

New York, NY
August 7, 2020

Morgan Stanley Direct Lending Fund
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $206,367 and $0 at June 30, 2020 and December 31, 2019, respectively)	$204,518	$—
Cash	93,090	35
Receivable for investments sold	8,695	—
Deferred financing costs	2,308	958
Deferred offering costs	157	250
Subscription receivable	587	—
Interest receivable from non-controlled/non-affiliated investments	520	—
Other assets	88	221
Total assets	$309,963	$1,464

Liabilities
Debt	$179,350	$—
Payable for investments purchased	8,248	—
Payable to affiliate (Note 2)	967	1,399
Financing costs payable	1,634	605
Dividend payable	1,533	—
Management fee payable	89	—
Incentive fee payable	418	—
Interest payable	274	—
Accrued expenses and other liabilities	1,108	581
Total liabilities	$193,621	$2,585

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 par value (100,000,000 shares authorized and 6,056,067 and 1,750 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	$6	$—
Paid-in capital in excess of par value	117,431	35
Distributable earnings (accumulated losses)	(1,095)	(1,156)
Total net assets	$116,342	$(1,121)
Total liabilities and net assets	$309,963	$1,464
Net asset value per share	$19.21	$(640.54)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,942	$3,859
Other income	948	954
Total investment income	3,890	4,813

Expenses:
Interest expense	664	1,083
Organization and offering costs	154	335
Professional fees	462	624
Directors' fees	87	174
Management fees	356	422
Income based incentive fees	418	418
Administrative service fees	50	86
General and other expenses	21	42
Total expenses	2,212	3,184
Expense waiver (Note 3)	(24)	(133)
Management fees waiver (Note 3)	(267)	(316)
Net expenses	1,921	2,735
Net investment income (loss)	1,969	2,078

Realized and unrealized gains (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1,365	1,365
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,941	(1,849)
Net realized and unrealized gains (loss)	3,306	(484)
Net increase (decrease) in net assets resulting from operations	$5,275	$1,594

Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.37	$0.46
Net earnings per share (basic and diluted):	$0.99	$0.36
Weighted average shares outstanding (basic and diluted) (Note 9):	5,329,136	4,476,805
Dividend declared per share	$0.29	$0.29

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,969	$2,078
Net realized gain (loss)	1,365	1,365
Net change in unrealized appreciation (depreciation)	1,941	(1,849)
Net increase (decrease) in net assets resulting from operations	5,275	1,594

Capital transactions:
Issuance of common stock	14,954	117,402
Dividend declared	(1,533)	(1,533)
Net increase (decrease) in net assets resulting from capital transactions	13,421	115,869
Total increase (decrease) in net assets	18,696	117,463
Net assets at beginning of period	97,646	(1,121)
Net assets at end of period	$116,342	$116,342

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statement of Cash Flows (Unaudited)
(In thousands, except share and per share data)

For the six months ended June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,594
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,849
Net realized (gain) loss on investments	(1,365)
Net accretion of discount and amortization of premium	(442)
Amortization of deferred financing cost	405
Amortization of offering cost	126
Purchases of investments and change in payable for investments purchased	(220,708)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	15,701
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(520)
(Increase) decrease in other assets	133
(Decrease) increase in payable to affiliate	(432)
(Decrease) increase in management fees payable	89
(Decrease) increase in incentive fee payable	418
(Decrease) increase in interest payable	274
(Decrease) increase in accrued expenses and other liabilities	527
Net cash provided by (used in) operating activities	(202,351)

Cash flows from financing activities:
Borrowings on credit facility	283,850
Repayments on credit facility	(104,500)
Deferred financing costs paid	(726)
Proceeds from issuance of common shares	116,815
Offering costs paid	(33)
Net cash provided by (used in) financing activities	295,406
Net increase (decrease) in cash and cash equivalents	93,055
Cash and cash equivalents, beginning of period	35
Cash and cash equivalents, end of period	$93,090

Supplemental information and non-cash activities:
Interest paid	$154
Accrued but unpaid deferred financing costs	$1,634
Accrued but unpaid offering costs	$44
Dividend payable	$1,533
Subscription receivable	$587

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2020
(In thousands)

Investments-non- controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Commercial Services and Supplies
Capstone Logistics Acquisition, Inc.	(5)(6)	L + 4.50%	5.57%	03/26/2020	10/07/2021	$12,000	$10,228	$11,700	10.06%
US Infra Svs Buyer LLC	(5)	L + 6.00%	7.00%	04/10/2020	04/13/2026	17,250	16,917	16,915	14.54
US Infra Svs Buyer LLC	(5)(8)	L + 6.00%	7.00%	04/10/2020	04/13/2026	300	55	55	0.04
							27,200	28,670	24.64
Diversified Financial Services
Finastra USA, Inc.	(4)	L + 3.50%	4.50%	04/13/2020	06/13/2024	8,976	8,250	7,825	6.73
Industrial Conglomerates
Aptean, Inc.	(5)(6)	L + 5.25%	6.25%	06/30/2020	04/23/2026	2,000	1,970	1,970	1.70
Electrical Source Holdings LLC	(5)	L + 5.50%	6.50%	05/18/2020	11/25/2025	30,000	29,706	29,705	25.53
LTI Holdings, Inc.		L + 3.50%	3.68%	03/24/2020	09/06/2025	3,076	2,207	2,606	2.24
							33,883	34,281	29.47
Insurance
World Insurance Associates LLC	(5)	L + 5.75%	6.84%	05/22/2020	04/01/2026	10,321	9,659	9,659	8.30
World Insurance Associates LLC	(5)(8)	L + 5.75%	6.84%	05/22/2020	04/01/2026	—	(253)	(253)	(0.22)
							9,406	9,406	8.08
IT Services
Condor Borrower LLC	(4)(5)(7)	L + 5.75%	6.75%	06/23/2020	10/25/2024	10,000	9,851	9,851	8.47
Ensono, LP	(5)	L + 5.75%	6.05%	06/25/2020	06/27/2025	15,000	14,458	14,458	12.43
Help/Systems Holdings, Inc.		L + 4.75%	5.75%	06/16/2020	11/19/2026	19,950	19,664	19,235	16.53
							43,973	43,544	37.43
Professional Services
IQN Holding Corp., dba Beeline	(5)	L + 5.50%	6.50%	02/10/2020	08/20/2024	38,274	38,096	37,317	32.07
IQN Holding Corp., dba Beeline	(5)(8)	L + 5.50%	6.50%	02/10/2020	08/21/2023	717	697	603	0.52
							38,793	37,920	32.59
Real Estate Management and Development
MRI Software LLC	(5)	L + 5.50%	6.57%	01/31/2020	02/10/2026	30,433	30,182	28,912	24.85
MRI Software LLC	(5)(8)	L + 5.50%	6.57%	01/31/2020	02/10/2026	—	(21)	(111)	(0.09)
MRI Software LLC	(5)(8)	L + 5.50%	6.57%	01/31/2020	02/10/2026	—	(11)	(114)	(0.10)
							30,150	28,687	24.66
Total First Lien Debt							191,655	190,333	163.60

Second Lien Debt
Energy Equipment and Services
QBS Parent, Inc.	(5)	L + 8.50%	8.81%	02/10/2020	09/21/2026	15,000	14,712	14,185	12.19
Total Second Lien Debt							14,712	14,185	12.19
Total Portfolio Investments							$206,367	$204,518	175.79%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2020
(In thousands)

(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the "Company") are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company’s consolidated subsidiary. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company does not “control” any of its portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate ("LIBOR" or "L") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for our variable rate loans were the 1 Week L at 0.10%, the 1 Month L at 0.16%, 3 Month L at 0.30% and the 6 Month L at 0.37%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, non-qualifying assets represented 6% of total assets as calculated in accordance with regulatory requirements.
(5)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the company (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)Position or portion thereof unsettled as of June 30, 2020.
(7)Non-U.S. company or principal place of business outside the United States.
(8)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2020:

Investments-non-controlled/ non-affiliated (1)	Interest Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	$3,828	$(96)
MRI Software LLC	0.50%	Revolver	02/10/2026	2,215	(111)
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	2,281	(114)
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	(38)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	10,500	(202)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	04/01/2022	4,679	(253)
Total First Lien Debt Unfunded Commitments				$25,453	$(814)
Total Unfunded Commitments				$25,453	$(814)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
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

The Company is conducting private offerings (the "Private Offerings") of shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

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
June 30, 2020
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

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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

Other Income

        The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment and syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized in income when earned or when the services are rendered and there is no uncertainty or contingency related to the amount to be received.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)
Realized gain/loss

Realized gains or losses on investments are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method.

Organization and Offering Costs

Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock are capitalized as “deferred offering costs” on the Consolidated Balance Sheets and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offerings of its Common Stock.
Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.

The Company pays the Investment Advisor a management fee and an incentive fee under the Investment Advisory Agreement as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)
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

Other than the accounting guidance described above, management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

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

Investment Advisory Agreement

In October 2019, the board of directors of the Company (the "Board"), including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act for a two-year term commencing on November 25, 2019.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The costs of both the management fee and the incentive fee will ultimately be borne by the stockholders.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)
Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to listing the Company on an exchange, the Investment Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears and no management fee is charged on committed but undrawn Capital Commitments.

For the three months ended June 30, 2020, base management fees were $356 and $89 net of waiver and for the six months ended June 30, 2020, base management fees were $422 and $106 net of waiver.

As of June 30, 2020, $89 was payable to the Investment Adviser relating to base management fees. As of December 31, 2019, no base management fee was payable to the Investment Advisor.

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

For the three and six months ended June 30, 2020, $418 and $418, respectively, of income-based incentive fees accrued to the Investment Advisor. For the three and six months ended June 30, 2020, no capital gain based incentive fee accrued to the Investment Advisor.

As of June 30, 2020, $418 was payable to the Investment Adviser relating to income-based incentive fees. As of December 31, 2019, no incentive fee was payable to the Investment Advisor.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

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

For the three and six months ended June 30, 2020, the Company incurred $50 and $86, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2020, $86 was unpaid and included in payable to affiliate in the Consolidated Balance Sheets. As of December 31, 2019, no administrative service amount was payable to the Investment Advisor.

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs.

For the three months ended June 30, 2020, the Company incurred $154 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $24 was waived.

For the six months ended June 30, 2020, the Company incurred $335 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $133 was waived.

As of June 30, 2020 and December 31, 2019, organization cost and offering cost are included in payable to affiliate and accrued expenses and other liabilities in the Consolidated Balance Sheets.

(4)Investments

The composition of the Company’s investment portfolio as of June 30, 2020 at cost and fair value was as follows:

	June 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value

First Lien Debt	$191,655	$190,333	93.06%
Second Lien Debt	14,712	14,185	6.94
Total	$206,367	$204,518	100.00%

The industry composition of investments as of June 30, 2020 at fair value was as follows:

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

June 30, 2020
Commercial Services & Supplies	14.02%
Diversified Financial Services	3.83%
Energy Equipment & Services	6.93%
Industrial Conglomerates	16.76%
Insurance	4.60%
IT Services	21.29%
Professional Services	18.54%
Real Estate Management & Development	14.03%
Total	100.00%

The geographic composition of investments as of June 30, 2020 at cost and fair value was as follows:

	June 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$196,516	$194,667	95.18%
United Kingdom	9,851	9,851	4.82
Total	$206,367	$204,518	100.00%

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

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

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

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

The Board is ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.

The following table presents the fair value hierarchy of the investments:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$29,666	$160,667	$190,333
Second Lien Debt	—	—	14,185	14,185
Total Investments	$—	$29,666	$174,852	$204,518

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$73,217	$13,949	$87,166
Purchases of investments	86,844	—	86,844
Proceeds from principal repayments and sales of investments	(1,989)	—	(1,989)
Accretion of discount/amortization of premium	355	8	363
Net change in unrealized appreciation (depreciation)	2,240	228	2,468
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, end of period	$160,667	$14,185	$174,852

Net change in unrealized appreciation (depreciation) from investments still held as of June 30,2020	$2,239	$228	$2,467

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2020:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	163,245	14,700	177,945
Proceeds from principal repayments and sales of investments	(2,086)	—	(2,086)
Accretion of discount/amortization of premium	374	13	387
Net change in unrealized appreciation (depreciation)	(866)	(528)	(1,394)
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, end of period	$160,667	$14,185	$174,852

Net change in unrealized appreciation (depreciation) from investments still held as of June 30,2020	$(866)	$(528)	$(1,394)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average

Investments in first lien debt	$120,280	Yield Analysis	Discount Rate	6.80%	8.00%	7.38%
	40,387	Consensus Pricing	Indicative Quote	$95.00	$97.50	$95.72
	160,667
Investments in second lien debt	14,185	Yield Analysis	Discount Rate	10.65%	10.65%	10.65%
Total	$174,852

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first and second lien debt securities are discount rates and indicative quotes. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. Significant decreases in indicative quotes in isolation would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of June 30, 2020 were as follows:

	Carrying Value	Fair Value
CIBC Subscription Facility	$179,350	$179,350
Total	$179,350	$179,350

The above fair value measurements were based on significant inputs not observable and thus represent Level 3 measurements as defined under ASC 820.

As of December 31, 2019, the Company had no secured borrowings outstanding.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

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

As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility is as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Borrowing interest expense	$295	$428
Facility fees	135	250
Amortization of financing costs	234	405
Total	$664	$1,083
Weighted average interest rate (excluding unused fees and financing costs)	2.04%	2.23%
Weighted average outstanding balance	$57,214	$37,879

During the three months ended June 30, 2020, the Company borrowed $164,850 and repaid $101,500 under the CIBC Subscription Facility.

During the six months ended June 30, 2020, the Company borrowed $283,850 and repaid $104,500 under the CIBC Subscription Facility.

As of June 30, 2020, the Company had $179,350 outstanding under the CIBC Subscription Facility. As of December 31, 2019, no borrowings were outstanding under the CIBC Subscription Facility. As of June 30, 2020 and December 31, 2019, the Company had $145,650 and $100,000, respectively, of available capacity under the CIBC Subscription Facility.

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)
As of June 30, 2020, the Company had $25,453 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2019, the Company had no unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the CIBC Subscription Facility as of June 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$179,350	$—	$179,350	$—	$—

Total Contractual Obligations	$179,350	$—	$179,350	$—	$—

As of June 30, 2020 and December 31, 2019, the Company had $1,201,629 and $755,340, respectively, in total capital commitments from stockholders, of which $1,084,192 and $755,340, respectively, were unfunded.
(8)Net Assets

Pursuant to the BDC Conversion, the Company has the authority to issue 100,000,000 shares of Common Stock at $0.001 par value per share and 1,000,000 shares of preferred stock shares at $0.001 par value per share.

The following table shows the components of distributable earnings as shown on the Consolidated Balance Sheets:

	As of June 30, 2020	As of December 31, 2019
Undistributed net investment income (loss)	$922	$(1,156)
Accumulated realized gain (loss)	1,365	—
Unrealized appreciation (depreciation)	(1,849)	—
Dividend declared	(1,533)	—
Distributable earnings (Accumulated loss)	$(1,095)	$(1,156)

MS Credit Partners Holding, Inc. (“MS Investor”), an affiliate of the Investment Adviser, had made aggregate equity contributions of $35 to the Company as of December 31, 2019. In connection with the Company's conversion to a corporation, on November 25, 2019, the Company issued 1,750 shares of Common Stock to MS Investor for this seed capital investment.

On December 23, 2019, the Company completed its initial closing of Capital Commitments of $755,340 of which $150,000 represents the commitment of MS Investor.

During the three months and six months ended June 30, 2020, the Company completed two and five closings, respectively. As of June 30, 2020, the Company received aggregate Capital Commitments of $1,201,629, of which $200,000 was from MS Investor. During the six months ended June 30, 2020, the Company made three capital calls to its stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 are set forth below (dollar amounts in millions, unless otherwise noted):

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
Total	6,054,318	$117.40

The Company’s weighted average number of shares outstanding from November 25, 2019 to December 31, 2019 and the six months ended June 30, 2020 were 1,750 and 4,476,805 shares, respectively.

As of June 30, 2020 and December 31, 2019, the Company had $1,201,629 and $755,340, respectively, in total capital commitments from stockholders, of which approximately $1,084,192 and $755,340, respectively, were unfunded.

(9)Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30, 2020	For the six months ended June 30, 2020
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$5,275	$1,594
Denominator for basic and diluted earnings per share - weighted average shares outstanding (1)	5,329,136	4,476,805
Basic and diluted earnings per share	$0.99	$0.36
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through June 30, 2020.
(10)Income Taxes

Taxable income during the six months ended June 30, 2020 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the six months ended June 30, 2020, there were no material permanent differences.

The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at June 30, 2020 are as follows (amounts calculated using book-tax differences as of the most recent fiscal year ended December 31, 2019):

As of
June 30, 2020
Gross unrealized appreciation	$1,870
Gross unrealized depreciation	(3,719)
Net unrealized appreciation (depreciation)	$(1,849)
Tax cost of investments at period end	$206,367

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)

(11) Financial Highlights

The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period represents the initial offering price per share. The following are the financial highlights (dollar amounts in thousands, except per share data):

For the six months ended June 30, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.46
Net unrealized and realized gain (loss)(2)	(1.32)
Net increase (decrease) in net assets resulting from operations	(0.86)
Distributions declared	(0.29)
Issuance of common stock	0.36
Total increase (decrease) in net assets	(0.79)
Net asset value, end of period	$19.21
Shares outstanding, end of period	6,056,067
Total return based on net asset value(3)	(2.50)%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$116,342
Weighted average shares outstanding(4)	4,476,805
Ratio of net expenses to average net assets(5)	5.13%
Ratio of expenses before waivers to average net assets(5)	5.94%
Ratio of net investment income to average net assets(5)	5.06%
Total capital commitments, end of period	$1,201,629
Ratios of total contributed capital to total committed capital, end of period	9.77%
Asset coverage ratio	164.87%
Portfolio turnover rate	17.81%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning net asset value per share. Because the Company commenced investing operations at the end of January 2020, the total return for the six months ended June 30, 2020, is not indicative of the actual performance. Excluding the effects of the offering price of subscriptions in excess of net asset value per share, total return (not annualized) would have been (4.30)%.
(4)Calculated for the period from February 5, 2020, the date of first external issuance of shares through June 30, 2020.
(5)Amounts are annualized except for expense support amounts relating to organizational and offering costs incentive fees.

Morgan Stanley Direct Lending Fund
Consolidated Financial Statements (Unaudited)
June 30, 2020
(In thousands, except shares and per share data)
(12) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On July 30, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $40,000. Proceeds from the capital call and the related share issuance is expected on or about August 11, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, or this “Report”, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.”. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.   This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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
Coronavirus Developments

The rapid spread of Coronavirus and the related effect on the U.S. and world economy has had and will likely continue to have adverse consequences for the business operations of some of our portfolio companies and may adversely affect our operations and the operations of our Investment Adviser (including those relating to us). Our Investment Adviser has been monitoring the Coronavirus pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of Coronavirus.

Despite the market dislocation cause by Coronavirus, we believe we are very well positioned to manage the current environment. Unlike many direct lending vehicles, prior to the spread of the Coronavirus pandemic, we did not have a large legacy portfolio that may suffer from weak economic conditions due to the impact of Coronavirus. Secondly, we have a considerable amount of available capital that can be prudently invested in a credit environment that we expect will provide better risk adjusted returns than before the market dislocation caused by Coronavirus. Capital preservation and principal protection are among the key tenets of what we seek to achieve with our investment strategy. We will deploy capital as we find what we believe are compelling investment opportunities, and we intend to invest our capital throughout our three year investment period, providing our investors with vintage year diversification.

Prior to Coronavirus having a significant impact on the U.S. capital markets, we had funded approximately $93 million of investments. We benefited from having very limited unfunded exposure of only $8 million (revolvers and delayed draw term loans) associated with these investments as of June 30, 2020. Multiple stresses since the onset of the Coronavirus pandemic have led to steep dislocations in both the debt and equity markets. While we have seen a sharp recovery across asset classes, significant volatility and uncertainty remain, including uncertainty relating to a second wave of Coronavirus in the United States, domestic unrest, tension with China and the upcoming U.S. elections. We believe that these factors have created stress on many middle market lending sources and affected access to capital. As a result, new direct lending volume has been dominated by add-on acquisitions (as well as liquidity facilities for companies significantly impacted by Coronavirus). New deal activity in the market was limited during the quarter ended June 30, 2020, however it has begun to rebound since the March lows, as markets have stabilized. We believe that the private credit market will be more favorable for lenders than before the market dislocation, which could be reflected by lower leverage multiples, higher yields and stronger loan documentation and covenants. In addition, we believe that dislocation in the broadly syndicated loan market could also provide a highly attractive opportunity for investment.

During the three months ended June 30, 2020, we made new investment commitments of approximately $156.2 million and new investment fundings of approximately $141.6 million. New investment commitments were made across fifteen new portfolio companies and were comprised of 100% first lien debt. During the three months ended June 30, 2020, we sold approximately $22.2 million of investments, taking advantage of the market dislocation, and realized gains of approximately $1.4 million.

As of June 30, 2020, each of our investments is a senior secured credit facility (93.1% first lien and 6.9% second lien at fair value) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, and energy) with proven management teams. Additionally, we continue to have no exposure to the airlines, lodging and leisure sectors, which we expect will be among the most impacted by Coronavirus.

We are well capitalized as of June 30, 2020, with over $1.2 billion of available capital (approximately $1.1 billion of available uncalled equity and approximately $146 million of available capacity under our revolving credit agreement, as amended, or, the CIBC Subscription Facility, with CIBC Bank USA, as administrative agent and arranger, entered into on December 31, 2019 and subsequently amended on February 3, 2020). As of June 30, 2020, we have called 9.8% of the total committed equity capital. We believe our strong capital base positions us extremely well to invest over the near term and throughout our investment period when we identify opportunities that we believe offer compelling value. Conducting detailed due diligence is central to our investment strategy and we will continue to seek to build a highly diversified portfolio of predominantly first lien senior secured term loans, avoid the more cyclical industry sectors, and fully leverage the vast origination and due diligence resources of Morgan Stanley.

However, we cannot predict the full impact of the Coronavirus pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities, especially in light of the uncertainty surrounding a second wave of the virus. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, all of our debt investments at fair value were at floating rates, based on the London Interbank Offered Rate, or LIBOR, and many of which are subject to certain floors. In addition, the CIBC Subscription Facility has floating rate interest provisions. In connection with the Coronavirus pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our expected gross investment income and could result in a decrease in our expected net investment income if decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income based incentive fee, or a decrease in the interest rate of any floating interest rate liabilities we may have that are tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We seek to invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by a board of directors, coupled with industry and/or operating expertise;
•Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We intend to create a well-diversified, defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We intend to primarily focus on U.S. middle market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography) with proven management teams.
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

•costs of any other offerings of our common stock, par value $0.001 per share, or the Common Stock, and other securities, if any;
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

PORTFOLIO AND INVESTMENT ACTIVITY
As noted above in “Coronavirus Developments,” we believe that our portfolio and investment strategy is well positioned to weather the current market environment. We believe the following factors will mitigate the economic impact of Coronavirus on our portfolio and on our portfolio companies:

•Senior Investments: As of June 30, 2020, each of our investments is a senior secured credit facility (93.1% first lien and 6.9% second lien) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. We benefit from having very limited unfunded exposure of only $25.5 million (revolvers and delayed draw term loans) associated with our debt investments as of June 30, 2020.

•Limited Pre-COVID-19 Investment Activity: We do not have a large legacy portfolio that may compound the economic risk of the Coronavirus pandemic. We began investing earlier this fiscal year, and our exposure prior to the market dislocation caused by Coronavirus was limited to five portfolio companies for a total of $93 million. Each of these investments is a senior secured credit facility with substantial private equity capital junior to our loan investments, providing what we believe to be meaningful downside protection.

•Industry Exposure: Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors with proven management teams and generally avoiding sectors that are severely impacted by the Coronavirus pandemic. We currently have no exposure to the airlines, lodging and leisure sectors, which we expect will be among the most impacted by Coronavirus.

As of June 30, 2020, we had investments in thirteen portfolio companies across eight industries. Based on fair value as of June 30, 2020, 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 84.7% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was 1.0% as of June 30, 2020. These floors allow us to mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of June 30, 2020, our weighted average total yield of debt securities at amortized cost was 7.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2020.
As of December 31, 2019, we had no investments.
Our investment activity for the three months ended June 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the Three Months Ended June 30, 2020
New Investments Committed/Purchased
Gross Principal Balance	$156,163
Investments, at Cost
Investments, beginning of period	$93,231
New investments purchased	135,651
Net accretion of discount on investments	419
Net realized gain (loss) on investments	1,365
Investments sold or repaid	(24,299)
Investments, end of period	$206,367
Amount of investments funded at principal
First lien debt investments	$141,609
Second lien debt investments	—
Total	$141,609
Proceeds from investments sold or repaid:
First lien debt investments	$24,299
Second lien debt investments	—
Total	$24,299
Weighted average yield on debt investments, at cost(1)	7.5%
Weighted average yield on debt investments, at fair value(1)	7.5%
Number of portfolio companies	13
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	—%
(1)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total first lien and second lien debt (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
As of June 30, 2020, all of our investments had Internal Risk Rating of 2 and were performing in line with our initial underwriting expectation.
CONSOLIDATED RESULTS OF OPERATIONS
Comparative financial statements are not presented as we had not begun operations during any period prior to December 31, 2019.
We were formed on May 30, 2019 and commenced our investing operations on January 31, 2020. For the three and six months period ended June 30, 2020 (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total investment income	$3,890	$4,813
Less: Net expenses	1,921	2,735
Net investment income	1,969	2,078
Net change in unrealized appreciation (depreciation)	1,941	(1,849)
Net realized gain (loss)	1,365	1,365
Net increase (decrease) in net assets resulting from operations	$5,275	$1,594

Investment Income

Investment income was as follows (dollar amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Interest income	$2,942	$3,859
Other income	948	954
Total investment income	$3,890	$4,813

For the three and six months ended June 30, 2020, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value increased to $204.5 million at June 30, 2020 and all investments were income producing senior secured debt investments.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2020, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses

Expenses for the three and six months ended June 30, 2020 were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest expense	$664	$1,083
Organization and offering costs	154	335
Professional fees	462	624
Directors' fees	87	174
Management fees	356	422
Income based incentive fees	418	418
Administrative service fees	50	86
General and other expenses	21	42
Total expenses	2,212	3,184
Expense waiver	(24)	(133)
Management fees waiver	(267)	(316)
Net expenses	$1,921	$2,735
For the three months ended June 30, 2020, net expenses were primarily comprised of interest expense of $664, gross base management fees of $356, income based incentive fees of $418, administrative service expenses of $50, professional fees of $462, fees to independent directors of $87, organization and offering costs of $154 and other expenses of $21; offset by management fee waiver and expense waiver by the Investment Adviser of $267 and $24, respectively.
For the six months ended June 30, 2020, net expenses were primarily comprised of interest expense of $1,083, gross base management fees of $422, income based incentive fees of $418, administrative service expenses of $86, professional fees of $624, fees to independent directors of $174, organization and offering costs of $335 and other expenses of $42; offset by management fee waiver and expense waiver by the Investment Adviser of $316 and $133, respectively.
Interest expense for the three and six months ended June 30, 2020 was driven by approximately $57.2 and $37.9 million of average borrowings, respectively (at an average effective interest rate, of 2.04% and 2.23%, respectively), under our CIBC Subscription Facility related to borrowings for investments and expenses.

Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock. Expense support includes the management fee waiver of $316 and excess organization and offering costs of $212 that the Investment Adviser has committed to pay at June 30, 2020. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3."

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments
 For the three and six months ended June 30, 2020, net realized gain (losses) on our investments were $1.4 million and $1.4 million, respectively. We fully realized our investments in seven portfolio companies for gross proceeds of $22.2 million.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the three and six months ended June 30, 2020, net change in unrealized gain (losses) on our investments were $1.9 million and $(1.8) million, respectively.

During the three months ended June 30, 2020, the valuations of our debt investments generally increased as a result of the tightening credit spread environment and positive change in the broadly syndicated loan market during the period. During the six months ended June 30, 2020, the valuations of our debt investments generally decreased as a result of a widening credit spread environment and weakness in the broadly syndicated loan market during the period.

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
As of June 30, 2020, we are party to the CIBC Subscription Facility, as described in “—Debt” below.
As of June 30, 2020, we had approximately $93 million of Cash, which taken together with our approximately $146 million of availability under the CIBC Subscription Facility (subject to borrowing base availability) and our approximately $1,084 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of June 30, 2020, we had received aggregate Capital Commitments of approximately $1,202 million, of which $200 million was from an affiliate of the Investment Adviser.
During the six months ended June 30, 2020, we issued three capital calls to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 were:

Share Issuance Date	Number of Common Shares Issued	Aggregate Capital proceeds in Millions
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
Total	6,054,318	$117.40

Debt
CIBC Subscription Facility
On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. On February 3, 2020, we amended the CIBC Subscription Facility by increasing the total commitment amount by $225 million. As of June 30, 2020, the CIBC Subscription Facility allows us to borrow up to $325 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments.
The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our investors. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended, or the 1940 Act.
During the three and six months ended June 30, 2020, we borrowed $164.9 million and $283.9 million, respectively, and repaid $101.5 million and $104.5 million, respectively under the CIBC Subscription Facility. As of June 30, 2020, we had $179.4 million outstanding under the CIBC Subscription Facility. As of December 31, 2019, we had no amount borrowed under the CIBC Subscription Facility. As of June 30, 2020 and December 31, 2019 we had $145.7 million and $100.0 million, respectively, of available capacity under the CIBC Subscription Facility.
As of June 30, 2020 and December 31, 2019, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility.

OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of June 30, 2020 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of June 30, 2020 we had delayed draw terms loans and revolving term loans with an aggregate $25.5 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2020 management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our CIBC Subscription Facility as of June 30, 2020, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Subscription Facility	$179,350	$—	$179,350	$—	$—
Total Contractual Obligations	$179,350	$—	$179,350	$—	$—

RECENT DEVELOPMENTS

During the period from July 1, 2020 through August 7, 2020, the Company has closed or the Investment Adviser's Investment Committee has committed/approved approximately $189.1 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 100% were first lien senior secured loans. 100% of the first lien senior secured loans were floating rate loans. We expect to continue to carefully invest throughout the third quarter to seek to take advantage of the market dislocation. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus.

We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus.

Subsequent to June 30, 2020, market disruptions caused by the Coronavirus pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and will likely continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of Coronavirus on our future financial condition, results of operations or cash flows with any level of certainty. For more information, see “Coronavirus Developments” above.
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
As of June 30, 2020, 100% of our debt investments were at floating rates. Based on our Consolidated Balance Sheets as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2020) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$5,142	$(5,381)	$(239)
Up 200 basis points	$3,009	$(3,587)	$(578)
Up 100 basis points	$876	$(1,794)	$(917)
Down 100 basis points	$(95)	$287	$192
Down 200 basis points	$(95)	$287	$192
Down 300 basis points	$(95)	$287	$192

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Report and our Current Report on Form 8-K filed on June 30, 2020 for issuances of our Common Stock during the quarter ended June 30, 2020. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

Morgan Stanley Direct Lending Fund

Dated: August 7, 2020	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2020	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)