Form 10-Q
period 2020-09-30
Morgan Stanley Direct Lending Fund
filed 2020-11-06
CIK 1782524

.______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 6, 2020, the Registrant had 11,574,440 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

Part I. Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2020, and for the three months ended September 30, 2019 and from May 30, 2019 (inception) to September 30, 2019	5
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2020, and for the three months ended September 30, 2019 and from May 30, 2019 (inception) to September 30, 2019	7
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and from May 30, 2019 (inception) to September 30, 2019	8
	Consolidated Schedule of Investments as of September 30, 2020	9
	Notes to the Consolidated Financial Statements	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	46
Part II. Other Information
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Morgan Stanley Direct Lending Fund (the "Company") including the consolidated schedule of investments, as of September 30, 2020, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2020, the three-month period ended September 30, 2019, and the period from May 30, 2019 (Inception) to September 30, 2019, and cash flows for the nine-month period ended September 30, 2020 and the period from May 30, 2019 (Inception) to September 30, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/Deloitte & Touche LLP

New York, NY
November 6, 2020

Morgan Stanley Direct Lending Fund
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of September 30, 2020	As of December 31, 2019
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $334,214 and $0 at September 30, 2020 and December 31, 2019, respectively)	$336,347	$—
Cash	112,930	35
Deferred financing costs	2,076	958
Deferred offering costs	88	250
Subscription receivable	2,468	—
Interest receivable from non-controlled/non-affiliated investments	1,366	—
Other assets	20	221
Total assets	$455,295	$1,464

Liabilities
Debt	$181,350	$—
Payable for investments purchased	33,774	—
Payable to affiliate (Note 3)	1,385	1,399
Financing costs payable	1,634	605
Dividend payable	3,228	—
Management fee payable	159	—
Incentive fees payable	1,301	—
Interest payable	606	—
Accrued expenses and other liabilities	1,929	581
Total liabilities	$225,366	$2,585

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 11,574,440 and 1,750 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	$12	$—
Paid-in capital in excess of par value	227,621	35
Distributable earnings (accumulated losses)	2,296	(1,156)
Total net assets	$229,929	$(1,121)
Total liabilities and net assets	$455,295	$1,464
Net asset value per share	$19.87	$(640.54)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	May 30, 2019 (inception) to September 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,473	$—	$9,332	$—
Other income	186	—	1,140	—
Total investment income	5,659	—	10,472	—
Expenses:
Interest expense	967	—	2,050	—
Organization and offering costs	206	278	541	584
Professional fees	715	—	1,339	—
Directors' fees	87	—	261	—
Management fees	637	—	1,059	—
Income based incentive fees	551	—	969	—
Capital gain incentive fees	750	—	750	—
Administrative service fees	54	—	140	—
General and other expenses	327	—	369	—
Total expenses	4,294	278	7,478	584
Expense waiver (Note 3)	(5)	—	(138)	—
Management fees waiver (Note 3)	(478)	—	(794)	—
Net expenses	3,811	278	6,546	584
Net investment income (loss)	1,848	(278)	3,926	(584)
Realized and unrealized gains (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	789	—	2,154	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,982	—	2,133	—
Net realized and unrealized gains (loss)	4,771	—	4,287	—
Net increase (decrease) in net assets resulting from operations	$6,619	$(278)	$8,213	$(584)

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited) (Continued)
(In thousands, except share and per share data)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	May 30, 2019 (inception) to September 30, 2019
Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.25	$—	$0.71	$—
Net earnings per share (basic and diluted):	$0.91	$—	$1.48	$—
Weighted average shares outstanding (basic and diluted) (Note 9):	7,290,085	—	5,559,741	—
Dividend declared per share	$0.40	$—	$0.69	$—

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	May 30, 2019 (inception) to September 30, 2019
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,848	$(278)	$3,926	$(584)
Net realized gain (loss)	789	—	2,154	—
Net change in unrealized appreciation (depreciation)	3,982	—	2,133	—
Net increase (decrease) in net assets resulting from operations	6,619	(278)	8,213	(584)

Capital transactions:
Issuance of common stock	109,969	10	227,371	10
Reinvestment of dividends	227	—	227	—
Dividend declared	(3,228)	—	(4,761)	—
Net increase (decrease) in net assets resulting from capital transactions	106,968	10	222,837	10
Total increase (decrease) in net assets	113,587	(268)	231,050	(574)
Net assets at beginning of period	116,342	(306)	(1,121)	—
Net assets at end of period	$229,929	$(574)	$229,929	$(574)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flow (Unaudited)
(In thousands, except share data)

	Nine months ended September 30, 2020	May 30, 2019 (inception) to September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,213	$(584)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(2,133)	—
Net realized (gain) loss on investments	(2,154)	—
Net accretion of discount and amortization of premium	(1,177)	—
Amortization of deferred financing cost	637	—
Amortization of offering cost	187	—
Purchases of investments and change in payable for investments purchased	(344,573)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	47,464	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,366)	—
(Increase) decrease in other assets	201	—
(Increase) decrease in deferred offering costs	—	(150)
(Decrease) increase in payable to affiliate	(39)	734
(Decrease) increase in management fees payable	159	—
(Decrease) increase in incentive fees payable	1,301	—
(Decrease) increase in interest payable	606	—
(Decrease) increase in accrued expenses and other liabilities	1,348	—
Net cash provided by (used in) operating activities	(291,326)	—

Cash flows from financing activities:
Borrowings on credit facility	391,350	—
Repayments on credit facility	(210,000)	—
Deferred financing costs paid	(726)	—
Dividends paid in cash	(1,306)	—
Proceeds from issuance of common shares	224,903	10
Offering costs paid	—	—
Net cash provided by (used in) financing activities	404,221	10
Net increase (decrease) in cash and cash equivalents	112,895	10
Cash and cash equivalents, beginning of period	35	—
Cash and cash equivalents, end of period	$112,930	$10

Supplemental information and non-cash activities:
Interest paid during the period	$460	$—
Accrued but unpaid deferred financing costs	$1,134	$—
Accrued but unpaid deferred offering costs	$25	$—
Dividend payable	$3,228	$—
Dividend reinvestment paid during the period	$227	$—
Subscription receivable	$2,468	$—
The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2020
(In thousands)

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Automobiles
Turbo Buyer, Inc.	(3) (5) (7)	L + 5.50%	6.50%	08/21/2020	12/02/2025	$—	$(426)	$(427)	(0.19)%
Commercial Services & Supplies
Capstone Logistics Acquisition, Inc.	(3) (5) (6)	L + 4.50%	5.50%	03/26/2020	10/07/2021	11,987	10,521	11,740	5.11
Divisions Holding Corporation	(3) (5)	L + 6.50%	7.50%	08/14/2020	08/14/2026	29,565	28,984	28,984	12.60
Divisions Holding Corporation	(3) (5) (7)	L + 6.50%	7.50%	08/14/2020	08/14/2026	1,739	1,637	1,637	0.71
Divisions Holding Corporation	(3) (5) (7)	L + 6.50%	7.50%	08/14/2020	08/14/2026	—	(51)	(51)	(0.02)
US Infra Svcs Buyer LLC	(3) (5)	L + 6.00%	7.00%	04/10/2020	04/13/2026	17,207	16,884	17,195	7.48
US Infra Svcs Buyer LLC	(3) (5) (7)	L + 6.00%	7.00%	04/10/2020	04/13/2026	300	259	298	0.13
US Infra Svcs Buyer LLC	(3) (5) (7)	L + 6.00%	7.00%	04/10/2020	04/13/2026	990	796	983	0.43
							59,030	60,786	26.44
Diversified Consumer Services
Syndigo LLC	(3) (5)	L + 6.00%	7.00%	07/30/2020	10/24/2024	24,273	23,804	23,804	10.35
Syndigo LLC	(3) (5) (7)	L + 6.00%	7.00%	07/30/2020	10/24/2024	—	—	—	—
							23,804	23,804	10.35
Food Products
Nellson Nutraceutical, Inc.	(3) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	17,716	17,362	17,362	7.55
Nellson Nutraceutical, Inc.	(3) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	7,284	7,138	7,138	3.11
							24,500	24,500	10.66
Industrial Conglomerates
Aptean, Inc.	(3) (5)	L + 5.25%	6.25%	06/30/2020	04/23/2026	1,995	1,966	1,995	0.87
Electrical Source Holdings LLC	(3) (5)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,925	29,643	29,925	13.01
							31,609	31,920	13.88
Insurance
Integrity Marketing Acquisition LLC	(3) (5) (7)	L + 6.25%	7.25%	08/07/2020	08/27/2025	—	(655)	(655)	(0.28)
Majesco	(3) (5)	L + 7.75%	8.75%	09/21/2020	09/21/2027	14,890	14,444	14,444	6.28
Majesco	(3) (5) (7)	L + 7.75%	8.75%	09/21/2020	09/21/2026	—	(47)	(47)	(0.02)
RSC Acquisition, Inc.	(3) (5)	L + 5.50%	6.50%	09/11/2020	10/30/2026	2,250	2,183	2,183	0.95
RSC Acquisition, Inc.	(3) (5) (7)	L + 5.50%	6.50%	09/11/2020	10/30/2026	—	(382)	(382)	(0.17)
World Insurance Associates LLC	(3) (5)	L + 5.75%	6.75%	05/22/2020	04/01/2026	10,295	9,658	9,929	4.32
World Insurance Associates LLC	(3) (5) (7)	L + 5.75%	6.75%	05/22/2020	04/01/2026	4,679	4,390	4,512	1.96
							29,591	29,984	13.04
IT Services
Ensono, LP	(5)	L + 5.75%	5.89%	06/25/2020	06/27/2025	14,963	14,446	14,898	6.48
Help/Systems Holdings, Inc.	(3) (5)	L + 4.75%	5.75%	06/16/2020	11/19/2026	19,900	19,624	19,900	8.65
Recovery Point Systems, Inc.	(3) (5)	L + 6.50%	7.50%	08/12/2020	08/12/2026	42,000	41,175	41,175	17.91
Recovery Point Systems, Inc.	(3) (5) (7)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(78)	(78)	(0.03)
							75,167	75,895	33.01
Professional Services
Bullhorn, Inc.	(3) (5) (6)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,446	7,334	7,334	3.19
Bullhorn, Inc.	(3) (5) (6) (7)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(8)	(8)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2020
(In thousands)

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Units	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services (continued)
IQN Holding Corp., dba Beeline	(3) (5)	L + 5.50%	6.50%	02/10/2020	08/20/2024	$38,176	$38,009	$37,561	16.33
IQN Holding Corp., dba Beeline	(3) (5) (7)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(19)	(73)	(0.03)
							45,316	44,814	19.49
Real Estate Management & Development
MRI Software LLC	(3) (5)	L + 5.50%	6.50%	01/31/2020	02/10/2026	31,364	31,095	31,055	13.51
MRI Software LLC	(3) (5) (7)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(20)	(22)	(0.01)
MRI Software LLC	(3) (5) (7)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(6)	(12)	(0.01)
MRI Software LLC	(3) (5) (7)	L + 5.50%	6.50%	08/28/2020	02/10/2026	—	(167)	(167)	(0.07)
							30,902	30,854	13.42
Total First Lien Debt							319,493	322,130	140.10

Second Lien Debt
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	8.72%	02/10/2020	09/21/2026	15,000	14,721	14,217	6.18
Total Second Lien Debt							14,721	14,217	6.18
Total Portfolio Investments							$334,214	$336,347	146.28%

(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the "Company") are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company’s consolidated subsidiaries. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company does not “control” any of its portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate ("LIBOR" or "L") or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for our variable rate loans were the 1 Month L at 0.14% and 3 Month L at 0.22%.
(3)Loan includes interest rate floor feature, which is generally 1%.
(4)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the Company (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)Position or portion thereof unsettled as of September 30, 2020.
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2020:

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (Continued)
September 30, 2020
(In thousands)

Investments-non-controlled/ non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	$554	$(8)
Divisions Holding Corporation	0.50%	Revolver	08/14/2026	3,478	(68)
Divisions Holding Corporation	1.00%	Delayed Draw Term Loan	08/14/2022	5,217	(51)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	02/07/2022	45,000	(655)
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	(73)
Majesco	0.50%	Revolver	09/21/2026	1,575	(47)
MRI Software LLC	0.50%	Revolver	02/10/2026	2,215	(22)
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	1,263	(12)
MRI Software LLC	1.00%	Incremental Delayed Draw Term Loan	08/28/2022	17,000	(167)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	(78)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/31/2022	12,750	(383)
Syndigo LLC	0.00%	Delayed Draw Term Loan	07/30/2021	12,167	—
Turbo Buyer, Inc.	1.00%	Incremental Delayed Draw Term Loan	02/21/2022	35,000	(427)
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	(1)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	9,510	(7)
Total First Lien Debt Unfunded Commitments				156,224	(1,999)
Total Unfunded Commitments				$156,224	$(1,999)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)

(1)Organization

Morgan Stanley Direct Lending Fund (collectively with its subsidiaries, the “Company”) is an externally managed specialty finance company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company is conducting private offerings (the "Private Offerings") of shares of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a "Subscription Agreement"). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

DLF CA SPV LLC (“CA SPV”) is a Delaware limited liability company that was formed on February 26, 2020. CA SPV expects to hold investments in first and second lien senior secured loans. CA SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

DLF SPV LLC (“DLF SPV”) is a Delaware limited liability company that was formed on August 7, 2020. DLF SPV expects to hold investments in first and second lien senior secured loans. DLF SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

DLF Financing SPV LLC (“DLF LLC”) is a Delaware limited liability company that was formed on September 17, 2020. DLF LLC expects to hold investments in first and second lien senior secured loans. DLF LLC is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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
Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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

Realized Gains/Losses

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

The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement as described in Note 3 below. The fees are recorded in the Consolidated Statements of Operations.
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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. Each of CA SPV, DLF SPV and DLF LLC is a disregarded entity for tax purposes and will be consolidated with the tax return of the Company.
New Accounting Standards

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

Other than the accounting guidance described above, management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial statements.

(3)Related Party Transactions

Placement Agent Agreement

On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates will assist in the placement of Common Stock in the Company’s Private Offerings. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments will be made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent receives any payments, it will remit such payments to the Placement Agent.

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee ("Base Management Fee") and an incentive fee. The costs of both the Base Management Fee and the incentive fee will ultimately be borne by the stockholders.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to a listing of the Company's Common Stock on a national securities exchange, the Investment Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears and no management fee is charged on committed but undrawn Capital Commitments.

For the three months ended September 30, 2020, base management fees were $637 and $159 net of waiver and for the nine months ended September 30, 2020, base management fees were $1,059 and $265 net of waiver.

As of September 30, 2020, $159 was payable to the Investment Adviser relating to base management fees. As of December 31, 2019, no base management fee was payable to the Investment Adviser.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
The Company pays the Investment Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

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

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company will record an incentive fee on capital gain incentive fee equal to 17.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual will be recorded for such period.

For the three and nine months ended September 30, 2020, $551 and $969, respectively, of income based incentive fees accrued to the Investment Adviser. For the three and nine months ended September 30, 2020, $750 and $750, respectively, of capital gain incentive fees accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2020, $551 and $750 were payable to the Investment Adviser relating to income based incentive fees and capital gain incentive fees, respectively. As of December 31, 2019, no incentive fee was payable to the Investment Adviser.

Administration Agreement

MS BDC Administrative Services LLC, an affiliate of the Investment Adviser (the “Administrator”), is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).

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

For the three and nine months ended September 30, 2020, the Company incurred $54 and $140, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2020, $140 was unpaid and included in payable to affiliate in the Consolidated Balance Sheets. As of December 31, 2019, no administrative service amount was payable to the Administrator.

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company's behalf within three years of December 23, 2019 (the "Initial Closing Date"). As of September 30, 2020 and December 31, 2019, the Investment Adviser has not recaptured any previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) to September 30, 2020 exceeded the greater of $1,000 or 0.10% of the Company's total Capital Commitments.

For the three months ended September 30, 2020, the Company incurred $206 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $5 was waived.

For the nine months ended September 30, 2020, the Company incurred $541 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $138 was waived.

For the three months ended September 30, 2019 and from May 30, 2019 (inception) to September 30, 2019, the Company incurred $278 and $584 towards organization cost.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
As of September 30, 2020 and December 31, 2019, organization cost and offering cost are included in payable to affiliate and accrued expenses and other liabilities in the Consolidated Balance Sheets.

(4)Investments

The composition of the Company’s investment portfolio as of September 30, 2020 at cost and fair value was as follows:

	September 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	319,493	322,130	95.77%
Second Lien Debt	14,721	14,217	4.23
Total	$334,214	$336,347	100.00%

The industry composition of investments as of September 30, 2020 at fair value was as follows:

September 30, 2020 (1)
Automobiles	(0.13)%
Commercial Services & Supplies	18.07
Diversified Consumer Services	7.08
Food Products	7.28
Energy Equipment & Services	4.23
Industrial Conglomerates	9.49
Insurance	8.91
IT Services	22.56
Professional Services	13.32
Real Estate Management & Development	9.17
Total	100.00%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.

The geographic composition of investments as of September 30, 2020 at cost and fair value was as follows:

	September 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
United States	$334,214	$336,347	100.00%
Total	$334,214	$336,347	100.00%

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The Board undertakes a multi-step valuation process each quarter, as described below:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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

The fair value is generally determined based on the assessment of the following factors, as relevant:
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

As of September 30, 2020, portfolio investments were transferred into Level 3 from Level 2 at fair value as of the beginning of the period in which the reclassification occurred. For the three and nine months ended September 30, 2020, there were $19,235 and $19,235 of investments transferred into Level 3 from Level 2, respectively.

The following table presents the fair value hierarchy of the investments:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$322,130	$322,130
Second Lien Debt	—	—	14,217	14,217
Total Investments	$—	$—	$336,347	$336,347

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2020:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$160,667	$14,185	$174,852
Purchases of investments	149,390	—	149,390
Proceeds from principal repayments and sales of investments	(11,764)	—	(11,764)
Accretion of discount/amortization of premium	669	9	678
Net change in unrealized appreciation (depreciation)	3,933	23	3,956
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	19,235	—	19,235
Fair value, end of period	$322,130	$14,217	$336,347

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$3,933	$23	$3,956

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	312,637	14,700	327,337
Proceeds from principal repayments and sales of investments	(13,851)	—	(13,851)
Accretion of discount/amortization of premium	1,043	21	1,064
Net change in unrealized appreciation (depreciation)	3,066	(504)	2,562
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	19,235	—	19,235
Fair value, end of period	$322,130	$14,217	$336,347

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$2,637	$(504)	$2,133

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average

Investments in first lien debt	$310,390	Yield Analysis	Discount Rate	5.65%	9.30%	7.42%
	11,740	Consensus Pricing	Indicative Quote	$97.94	$97.94	$97.94
	322,130
Investments in second lien debt	14,217	Yield Analysis	Discount Rate	10.63%	10.63%	10.63%
Total	$336,347

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
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

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value as of September 30, 2020 were as follows:

	Carrying Value	Fair Value
CIBC Subscription Facility	$181,350	$181,350
Total	$181,350	$181,350

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

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

As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility is as follows:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Borrowing interest expense	$638	$1,066
Facility unused commitment fees	97	347
Amortization of financing costs	232	637
Total	$967	$2,050
Weighted average interest rate (excluding unused fees and financing costs)	1.84%	1.98%
Weighted average outstanding balance	$135,709	$70,727

During the three months ended September 30, 2020, the Company borrowed $107,500 and repaid $105,500 under the CIBC Subscription Facility.

During the nine months ended September 30, 2020, the Company borrowed $391,350 and repaid $210,000 under the CIBC Subscription Facility.

As of September 30, 2020, the Company had $181,350 outstanding under the CIBC Subscription Facility. As of December 31, 2019, no borrowings were outstanding under the CIBC Subscription Facility. As of September 30, 2020 and December 31, 2019, the Company had $143,650 and $100,000, respectively, of available capacity under the CIBC Subscription Facility.

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

As of September 30, 2020, the Company had $156,224 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2019, the Company had no unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the CIBC Subscription Facility as of September 30, 2020 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$181,350	$—	$181,350	$—	$—
Total Contractual Obligations	$181,350	$—	$181,350	$—	$—

As of September 30, 2020 and December 31, 2019, the Company had $1,402,813 and $755,340, respectively, in total capital commitments from stockholders, of which $1,175,407 and $755,340, respectively, were unfunded.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
(8)Net Assets

Pursuant to the BDC Conversion, the Company has the authority to issue 100,000,000 shares of Common Stock at $0.001 par value per share and 1,000,000 shares of preferred stock shares at $0.001 par value per share.

The following table shows the components of distributable earnings as shown on the Consolidated Balance Sheets:

	As of September 30, 2020	As of December 31, 2019
Undistributed net investment income (loss)	$2,770	$(1,156)
Accumulated realized gain (loss)	2,154	—
Net unrealized appreciation (depreciation)	2,133	—
Dividend declared	(4,761)	—
Distributable earnings (Accumulated loss)	$2,296	$(1,156)

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

During the three months and nine months ended September 30, 2020, the Company completed one and six closings, respectively. As of September 30, 2020, the Company received aggregate Capital Commitments of $1,402,813, of which $200,000 was from MS Investor. During the nine months ended September 30, 2020, the Company made five capital calls to its stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 are set forth below (dollar amounts in millions, unless otherwise noted):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
August 11, 2020	2,002,071	39.98
September 28, 2020	3,504,634	69.99
Total	11,561,023	$227.37

The Company’s weighted average number of shares outstanding from November 25, 2019 to December 31, 2019 and the nine months ended September 30, 2020 were 1,750 and 5,559,741 shares, respectively.

As of September 30, 2020 and December 31, 2019, the Company had $1,402,813 and $755,340, respectively, in total capital commitments from stockholders, of which approximately $1,175,407 and $755,340, respectively, were unfunded.

The following table summarizes the Company's dividends declared and payable for the nine months ended September 30, 2020:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40	3,228
Total Distributions			$0.69	$4,761

(9)Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$6,619	$8,213
Denominator for basic and diluted earnings per share - weighted average shares outstanding (1)	7,290,085	5,559,741
Basic and diluted earnings per share	$0.91	$1.48
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through September 30, 2020.
(10)Income Taxes

Taxable income during the nine months ended September 30, 2020 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the nine months ended September 30, 2020, there were no material permanent differences.

The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at September 30, 2020 are as follows (amounts calculated using book-tax differences as of the most recent fiscal year ended December 31, 2019):

As of September 30, 2020
Gross unrealized appreciation	$3,188
Gross unrealized depreciation	(1,055)
Net unrealized appreciation (depreciation)	$2,133
Tax cost of investments at period end	$334,214

(11) Financial Highlights

The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period represents the initial offering price per share. The following are the financial highlights (dollar amounts in thousands, except per share data):

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)

For the nine months ended September 30, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.00
Net investment income (loss)	0.71
Net unrealized and realized gain (loss)(2)	(0.43)
Net increase (decrease) in net assets resulting from operations	0.28
Distributions declared	(0.69)
Issuance of common stock	0.28
Total increase (decrease) in net assets	(0.13)
Net asset value, end of period	$19.87
Shares outstanding, end of period	11,574,440
Total return based on net asset value(3)	2.78%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$229,929
Weighted average shares outstanding(4)	5,559,741
Ratio of net expenses to average net assets(5)	6.50%
Ratio of expenses before waivers to average net assets(5)	7.48%
Ratio of net investment income to average net assets(5)	4.82%
Total capital commitments, end of period	$1,402,813
Ratios of total contributed capital to total committed capital, end of period	16.21%
Asset coverage ratio	226.79%
Portfolio turnover rate	24.56%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated as the change in net asset value per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning net asset value per share. Because the Company commenced investing operations at the end of January 2020, the total return for the nine months ended September 30, 2020, is not indicative of the actual performance. Excluding the effects of the offering price of subscriptions in excess of net asset value per share, total return (not annualized) would have been 1.38%.
(4)Calculated for the period from February 5, 2020, the date of first external issuance of shares through September 30, 2020.
(5)Amounts are annualized except for incentive fees, and expense support amounts relating to organizational and offering costs.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2020
(In thousands, except shares and per share data)
(12) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On October 12, 2020, the Company closed new investor commitments of $13,400, which brings total Capital Commitments to approximately $1,416,213.
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the "Credit and Security Agreement") with DLF LLC, as the borrower, BNP Paribas ("BNP"), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC in an aggregate principal amount up to $300 million at any one time outstanding (the "BNP Funding Facility").
The BNP Funding Facility is a revolving funding facility with a reinvestment period ending October 13, 2023 and a final maturity date of October 13, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on LIBOR (Dollar), LIBOR (GBP), EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin that generally ranges between 2.25% and 3.25% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period, with specific margins for non-U.S. dollar advances as set forth in the Credit and Security Agreement.
The obligations of DLF LLC under the BNP Funding Facility are secured by all of the assets held by DLF LLC, including certain loans to be sold or transferred by the Company to DLF LLC pursuant to the terms of the Purchase and Sale Agreement (the
“Purchase and Sale Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and
DLF LLC entered into in connection with the BNP Funding Facility, pursuant to which the Company will sell to DLF LLC certain loans it has originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the Agreements, the Company and DLF LLC, as applicable, have made representations and warranties regarding the Loans, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding Facility, DLF LLC also entered into various supporting documentation, including an account control agreement.

Borrowings under the BNP Funding Facility are subject to various covenants under the Agreements as well as the leverage restrictions contained in the 1940 Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms
"Company," "we," "our" or "us" refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
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
On September 18, 2020, the SEC granted us exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors,subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure” in the Form 10-K and “Item 1A. Risk Factors” in this Report.
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

Despite the market dislocation cause by Coronavirus, we believe we are very well positioned to manage the current environment. Unlike many direct lending vehicles, prior to the spread of the Coronavirus pandemic, we did not have a large legacy portfolio that may suffer from weak economic conditions due to the impact of Coronavirus. Secondly, we have a considerable amount of available capital that can be prudently invested in a credit environment that we expect will provide better risk adjusted returns than before the market dislocation caused by Coronavirus. Capital preservation and principal protection are among the key tenets of what we seek to achieve with our investment strategy. We will deploy capital as we find what we believe are compelling investment opportunities, and we intend to invest our capital throughout our three-year investment period, providing our investors with vintage year diversification.

Prior to Coronavirus having a significant impact on the U.S. capital markets, we had funded approximately $93 million of investments and benefited from having very limited unfunded exposure of only $8 million (revolvers and delayed draw term loans) associated with these investments. Multiple stresses since the onset of the Coronavirus pandemic have led to steep dislocations in both the debt and equity markets. While we have seen a sharp recovery across asset classes, significant volatility and uncertainty remain, including uncertainty relating to another wave of Coronavirus in the United States and globally, domestic unrest, tension with China and the uncertainty relating to the results of the U.S. elections. We believe that these factors have created stress on the market and while we have seen a tightening of spreads this quarter over the previous one, we believe that the current private credit market opportunities will be more favorable for lenders than before the market dislocation, which could be reflected by lower leverage multiples, higher yields and stronger loan documentation and covenants.

During the three months ended September 30, 2020, we made new investment commitments of approximately $284.0 million and new investment fundings of approximately $149.4 million. New investment commitments were made across ten portfolio companies and were comprised of 100% first lien debt. During the three months ended September 30, 2020, we sold approximately $11.3 million of investments, taking advantage of the market dislocation, and realized gains of approximately $0.8 million.

As of September 30, 2020, each of our investments is a senior secured credit facility (95.8% first lien and 4.2% second lien at fair value) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, and energy) with proven management teams. Additionally, we continue to have no exposure to the airlines, lodging and leisure sectors, which we expect will continue to be among the most impacted by Coronavirus.

We are well capitalized as of September 30, 2020, with over $1.3 billion of available capital (approximately $1.2 billion of available uncalled equity and approximately $144 million of available capacity under our revolving credit agreement, as amended, or, the CIBC Subscription Facility, with CIBC Bank USA, as administrative agent and arranger, entered into on December 31, 2019 and subsequently amended on February 3, 2020). As of September 30, 2020, we have called $227,406 of the total committed equity capital. We believe our strong capital base positions us extremely well to invest over the near term and throughout our investment period when we identify opportunities that we believe offer compelling value. Conducting detailed due diligence is central to our investment strategy and we will continue to seek to build a highly diversified portfolio of predominantly first lien senior secured term loans, avoid the more cyclical industry sectors, and fully leverage the vast origination and due diligence resources of Morgan Stanley.

However, we cannot predict the full impact of the Coronavirus pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities, especially in light of the uncertainty surrounding another wave of the virus. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, all of our debt investments at fair value were at floating rates, based on the London Interbank Offered Rate, or LIBOR, and many of which are subject to certain floors. In addition, the CIBC Subscription Facility has floating rate interest provisions. In connection with the Coronavirus pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our expected gross investment income and could result in a decrease in our expected net investment income if decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income based incentive fee, or a decrease in the interest rate of any floating interest rate liabilities we may have that are tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle market companies that have leading market positions, enjoy high barriers to entry, generate strong and stable free cash flow and are led by proven management teams with strong financial sponsor backing. Our investment approach is focused on long term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals driven and disciplined investment process developed and refined by the investment professionals of the Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

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

We intend to create a well-diversified, defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective. We intend to primarily focus on U.S. middle market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the Investment Company Act of 1940, or the 1940 Act, and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies in non-cyclical industry sectors (typically avoiding sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography) with proven management teams.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to an investment advisory agreement entered into between us and our Investment Adviser, or the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by MS

BDC Administrative Services LLC, an affiliate of the our Investment Adviser, or the Administrator, in performing its administrative obligations pursuant to an administration agreement between us and our Administrator, or the Administration Agreement; and (iii) other operating expenses as detailed below:
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

PORTFOLIO AND INVESTMENT ACTIVITY
As noted above in “Coronavirus Developments,” we believe that our portfolio and investment strategy is well positioned to weather the current market environment. We believe the following factors will mitigate the economic impact of Coronavirus on our portfolio and on our portfolio companies:

•Senior Investments: As of September 30, 2020, each of our investments is a senior secured credit facility (95.8% first lien and 4.2% second lien at fair value) with substantial private equity capital junior to our loan investments, providing what we believe is meaningful downside protection. As of September 30, 2020, we had unfunded commitments of $156,224 (revolvers and delayed draw term loans) associated with our debt investments.

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

As of September 30, 2020, we had investments in nineteen portfolio companies across ten industries. Based on fair value as of September 30, 2020, 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 91.3% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 1.0% as of September 30, 2020. These floors allow us to mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of September 30, 2020, our weighted average total yield of debt securities at amortized cost was 7.6%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2020.
As of December 31, 2019, we had no investments.
Our investment activity for the three months ended September 30, 2020 is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the Three Months Ended September 30, 2020
New Investments Committed/Purchased
Gross Principal Balance	$283,962
Investments, at Cost
Investments, beginning of period	$206,367
New investments purchased	149,390
Net accretion of discount on investments	734
Net realized gain (loss) on investments	791
Investments sold or repaid	(23,068)
Investments, end of period	$334,214
Amount of investments funded at principal
First lien debt investments	$149,390
Second lien debt investments	—
Total	$149,390
Proceeds from investments sold or repaid:
First lien debt investments	$23,068
Second lien debt investments	—
Total	$23,068
Weighted average yield on debt investments, at cost(1)	7.6%
Weighted average yield on debt investments, at fair value(1)	7.6%
Number of portfolio companies	19
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	—%
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

Category 1	In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2	In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3	In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4	In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
As of September 30, 2020, all of our investments had Internal Risk Rating of 2 and were performing in line with our initial underwriting expectations.
CONSOLIDATED RESULTS OF OPERATIONS
We were formed on May 30, 2019 and commenced our investing operations on January 31, 2020. The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine months ended September 30, 2020	May 30, 2019 (inception) to September 30, 2019
Total investment income	$5,659	$—	$10,472	$—
Less: Net expenses	3,811	278	6,546	584
Net investment income	1,848	(278)	3,926	(584)
Net change in unrealized appreciation (depreciation)	3,982	—	2,133	—
Net realized gain (loss)	789	—	2,154	—
Net increase (decrease) in net assets resulting from operations	$6,619	$(278)	$8,213	$(584)

Investment Income

Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Investment income:
Interest income	$5,473	$9,332
Other income	186	1,140
Total investment income	$5,659	$10,472

For the three and nine months ended September 30, 2020, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value increased to $336.3 million at September 30, 2020 and all investments were income producing senior secured debt investments.

Interest income on our first and second lien debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2020, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses

Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	From May 30, 2019 (inception) to September 30, 2019
Interest expense	$967	$—	$2,050	$—
Organization and offering costs	206	278	541	584
Professional fees	715	—	1,339	—
Directors' fees	87	—	261	—
Management fees	637	—	1,059	—
Income based incentive fees	551	—	969	—
Capital gain incentive fees	750	—	750	—
Administrative service fees	54	—	140	—
General and other expenses	327	—	369	—
Total expenses	4,294	278	7,478	584
Expense waiver	(5)	—	(138)	—
Management fees waiver	(478)	—	(794)	—
Net expenses	$3,811	$278	$6,546	$584
For the three months ended September 30, 2020, net expenses were primarily comprised of interest expense of $967, gross base management fees of $637, income based incentive fees of $551, capital gain incentive fees of $750, administrative service expenses of $54, professional fees of $715, fees to independent directors of $87, organization and offering costs of $206 and other expenses of $327; offset by management fee waiver and expense waiver by the Investment Adviser of $478 and $5, respectively.
For the nine months ended September 30, 2020, net expenses were primarily comprised of interest expense of $2,050, gross base management fees of $1,059, income based incentive fees of $969, capital gain incentive fees of $750, administrative service expenses of $140, professional fees of $1,339, fees to independent directors of $261, organization and offering costs of $541 and other expenses of $369; offset by management fee waiver and expense waiver by the Investment Adviser of $794 and $138, respectively.
For the three months ended September 30, 2019 and from May 30, 2019 (inception) to September 30, 2019, net expenses were comprised of organization cost of $278 and $584, respectively.

Interest expense for the three and nine months ended September 30, 2020 was driven by approximately $135.7 and $70.7 million of average borrowings, respectively (at an average effective interest rate, of 1.84% and 1.98%, respectively), under our CIBC Subscription Facility related to borrowings for investments and expenses.
Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock. Expense support includes the management fee waiver of $794 and excess organization and offering costs of $217 that the Investment Adviser has committed to pay at September 30, 2020. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3."

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments
 For the three and nine months ended September 30, 2020, net realized gain (losses) on our investments were $0.8 million and $2.2 million, respectively. For the three months ended September 30, 2020, we fully realized our investments in two portfolio companies for gross proceeds of $11.3 million.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the three and nine months ended September 30, 2020, net change in unrealized gain (losses) on our investments were $4.0 million and $2.1 million, respectively.

During the three and nine months ended September 30, 2020, the valuations of our debt investments generally increased as a result of the tightening credit spread environment and positive change in the broadly syndicated loan market during the period.

For the three months ended September 30, 2019 and from May 30, 2019 (inception) to September 30, 2019, there were no realized gains/losses or changes in unrealized gains/losses on investments since the Company only commenced operations in January, 2020.

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
As of September 30, 2020, we are party to the CIBC Subscription Facility, as described in “—Debt” below.
As of September 30, 2020, we had approximately $113 million of Cash, which taken together with our approximately $144 million of availability under the CIBC Subscription Facility (subject to borrowing base availability) and our approximately $1,175 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of September 30, 2020, we had received aggregate Capital Commitments of approximately $1,403 million, of which $200 million was from an affiliate of the Investment Adviser.
During the nine months ended September 30, 2020, we issued five capital calls to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 were:

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
August 11, 2020	2,002,071	39.98
September 28, 2020	3,504,634	69.99
Total	11,561,023	$227.37

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40	3,228
Total Distributions			$0.69	$4,761

We adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, our stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding Capital Commitment.

Debt
CIBC Subscription Facility
On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. On February 3, 2020, we amended the CIBC Subscription Facility by increasing the total commitment amount by $225 million. As of September 30, 2020, the CIBC Subscription Facility allows us to borrow up to $325 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments.
The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our investors. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act, as amended, or the 1940 Act.
During the three and nine months ended September 30, 2020, we borrowed $107.5 million and $391.4 million, respectively, and repaid $105.5 million and $210.0 million, respectively under the CIBC Subscription Facility. As of September 30, 2020, we had $181.4 million outstanding under the CIBC Subscription Facility. As of December 31, 2019, we had no amount borrowed under the CIBC Subscription Facility. As of September 30, 2020 and December 31, 2019 we had $143.7 million and $100.0 million, respectively, of available capacity under the CIBC Subscription Facility.
As of September 30, 2020 and December 31, 2019, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of September 30, 2020 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2020 we had delayed draw terms loans and revolving term loans with an aggregate $156.2 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2020 management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our CIBC Subscription Facility as of September 30, 2020, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Subscription Facility	$181,350	$—	$181,350	$—	$—
Total Contractual Obligations	$181,350	$—	$181,350	$—	$—

RECENT DEVELOPMENTS

During the period from October 1, 2020 through November 6, 2020, the Company has closed or the Investment Adviser's Investment Committee has committed/approved approximately $274.5 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 72.5% were first lien senior secured loans, 27.0% were second lien senior secured loans, and 0.5% was common equity. 100% of the senior secured loans were floating rate loans. We expect to continue to carefully invest throughout the fourth quarter of 2020. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus.

While recovery across asset classes continues, subsequent to September 30, 2020, significant volatility and uncertainty remain, including uncertainty relating to another wave of Coronavirus in the United States, domestic unrest, tension with China and the upcoming U.S. elections. These factors may adversely affect the business operations of some, if not all, of our portfolio companies and, and will likely continue to adversely affect, our operations and the operations of our Investment Adviser. While we are closely monitoring this situation, we cannot predict the impact of Coronavirus on our future financial condition, results of operations or cash flows with any level of certainty. For more information, see “Coronavirus Developments” above.

On October 14, 2020, DLF Financing SPV LLC, our wholly-owned subsidiary, a Delaware limited liability company (“DLF
LLC”), entered into a Revolving Credit and Security Agreement (the "Credit and Security Agreement") with DLF LLC, as the borrower, BNP Paribas ("BNP"), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC in an aggregate principal amount up to $300 million at any one time outstanding (the "BNP Funding Facility").

The BNP Funding Facility is a revolving funding facility with a reinvestment period ending October 13, 2023 and a final maturity date of October 13, 2025. Subject to certain conditions, the reinvestment period and final maturity are both subject to a one-year extension. Advances under the BNP Funding Facility are available in U.S. dollars, pound sterling, Euro or Canadian dollars, and subject to certain exceptions, the interest charged on the BNP Funding Facility is based on LIBOR (Dollar), LIBOR (GBP),
EURIBOR or CDOR, as applicable (or, if LIBOR (Dollar) is not available, a benchmark replacement or a “base rate” (which is the greater of a prime rate and the federal funds rate plus 0.50%), as applicable), plus a margin that generally ranges between 2.25% and
3.25% (depending on the types of assets such advances relate to), with a weighted average margin floor for all classes of advances of
(i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period, with specific margins for non-U.S. dollar advances as set forth in the Credit and Security Agreement.

The obligations of DLF LLC under the BNP Funding Facility are secured by all of the assets held by DLF LLC, including certain loans to be sold or transferred by us DLF LLC pursuant to the terms of the Purchase and Sale Agreement (the “Purchase and
Sale Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and DLF LLC entered into in connection with the BNP Funding Facility, pursuant to which we will sell to DLF LLC certain loans we have originated or acquired, or will originate or acquire (the “Loans”) from time to time. Under the Agreements, we and DLF LLC, as applicable, have made representations and warranties regarding the Loans, as well as our businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Loans, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary events of default for revolving funding facilities of this nature, including allowing BNP, upon a default, to accelerate and foreclose on the
Loans and to pursue the rights under the Loans directly with the obligors thereof. In connection with the entry into the BNP Funding
Facility, DLF LLC also entered into various supporting documentation, including an account control agreement.

Borrowings under the BNP Funding Facility are subject to various covenants under the Agreements as well as the leverage restrictions contained in the 1940 Act.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q, and “Risk Factors” in Part I, Item 1A of the Form 10-K.
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
As of September 30, 2020, 100% of our debt investments were at floating rates. Based on our Consolidated Balance Sheets as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2020) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$7,182	$(5,441)	$1,741
Up 200 basis points	$4,067	$(3,627)	$440
Up 100 basis points	$952	$(1,814)	$(862)
Down 100 basis points	$(57)	$269	$212
Down 200 basis points	$(57)	$269	$212
Down 300 basis points	$(57)	$269	$212

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25%
of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. On September 18, 2020, the SEC granted us exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a coinvestment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser's assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities hat are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets and may pledge the right to make capital calls of stockholders under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

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

We are subject to risks associated with the CIBC Subscription Facility and the BNP Funding Facility and any other Credit Facility.

On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. On October 14, 2020, DLF LLC, our wholly owned subsidiary, entered into the BNP Funding Facility. As a result of the
CIBC Subscription Facility and the BNP Funding Facility and any other credit facility that we or a subsidiary of ours may enter into in the future (each, a “Credit Facility”), we are subject to a variety of risks, including those set forth below.

Any inability to renew, extend or replace the CIBC Subscription Facility, the BNP Funding Facility, or any other Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

There can be no assurance that we would be able to renew, extend or replace the CIBC Credit Facility, the BNP Funding Facility, or any other Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace these credit facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the CIBC Subscription Facility, the BNP Funding Facility or any other Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

In addition to regulatory limitations on our ability to raise capital, each of the CIBC Subscription Facility and the BNP Funding Facility contains various covenants, which, if not complied with, could accelerate our repayment obligations under such credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

The CIBC Subscription Facility is secured by the unfunded commitments of certain investors of the Company and the BNP
Funding Facility is secured by all of the assets held by DLF LLC, including certain loans we sell or transfer to DLF LLC. In each of the
CIBC Subscription Facility and the BNP Funding Facility, we have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued
compliance with the covenants contained in the respective documents governing the CIBC Subscription Facility and the BNP Funding
Facility depends on many factors, some of which are beyond our control. We can offer no assurances that we will continue to comply with these covenants.

In the event of a default under the CIBC Subscription Facility documents, CIBC Bank USA, in its capacity as administrative agent under the CIBC Subscription Agreement documents, would have the right to call the capital commitments of our investors collateralizing the CIBC Subscription Agreement in order to repay amounts outstanding under the CIBC Subscription Agreement, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
In the event of a default under the BNP Funding Facility documents, BNP, in its capacity as administrative agent under BNP Funding Facility documents, would have the right to require us to sell assets held by DLF LLC and use the proceeds to repay our obligations under the BNP Funding Facility, which would reduce the number of investments we hold and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.

Our interests in DLF LLC are subordinated, and we may not receive cash on our equity interests from such subsidiary.

We consolidate the financial statements of DLF LLC in our financial statements and treat the indebtedness of DLF LLC as our leverage. Our interests in DLF LLC are subordinated in priority of payment to every other obligation of DLF LLC and are subject to certain payment restrictions set forth in the BNP Funding Facility. We receive cash distributions on our equity interests in DLF LLC only if DLF LLC had made all required cash interest payments to the lenders and no default exists under the BNP Funding Facility.
We cannot assure you that distributions on the assets held by DLF LLC will be sufficient to make any distributions to us or that such distributions will meet our expectations.

We receive cash from DLF LLC only to the extent that we receive distributions on our equity interests in DLF LLC. DLF LLC is able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the BNP Funding Facility. The BNP Funding Facility generally provides that payments on our interests in DLF LLC may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if DLF LLC does not meet the borrowing base test set forth in the BNP Funding Facility documents, a default would occur. In the event of a default under the BNP Funding Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we fail to receive cash from DLF LLC, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in DLF LLC rank behind all of the secured and unsecured creditors, known or unknown, of DLF, including the lenders in the BNP Funding Facility. Consequently, to the extent that the value of DLF LLC’s portfolio of loan investments is reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in DLF LLC could be reduced. Accordingly, our investment in DLF LLC may be subject to up to a complete loss.

Our ability to sell investments held by DLF LLC is limited.

The BNP Funding Facility places significant restrictions on our ability, as servicer, to sell investments held by DLF LLC. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Report and our Current Reports on Form 8-K filed on August 13, 2020 and October 1, 2020, for issuances of our Common Stock during the quarter ended September 30, 2020. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

Morgan Stanley Direct Lending Fund

Dated: November 6, 2020	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2020	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)