Form 10-Q
period 2021-03-31
Morgan Stanley Direct Lending Fund
filed 2021-05-11
CIK 1782524

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

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

As of May 10, 2021, the Registrant had 24,371,291 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company") including the consolidated schedule of investments, as of March 31, 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein) and in our report dated March 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/Deloitte & Touche LLP

New York, NY
May 10, 2021

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $937,829 and $631,473 at March 31, 2021 and December 31, 2020, respectively)	$947,979	$636,981
Cash	64,154	11,263
Deferred financing costs	7,605	5,987
Deferred offering costs	—	18
Subscription receivable	210	—
Interest receivable from non-controlled/non-affiliated investments	3,698	2,280
Receivable for investments sold	100	79
Prepaid expenses and other assets	149	198
Total assets	$1,023,895	$656,806

Liabilities
Debt	$592,350	$333,850
Payable for investments purchased	17,735	—
Payable to affiliate (Note 3)	2,571	1,860
Financing costs payable	3,850	3,925
Dividend payable	8,570	9,165
Management fee payable	492	295
Incentive fees payable	4,082	2,889
Interest payable	1,909	1,154
Accrued expenses and other liabilities	2,123	2,048
Total liabilities	$633,682	$355,186

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 19,044,414 and 15,024,425 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	$19	$15
Paid-in capital in excess of par value	379,361	296,903
Subscribed but unissued shares (Note 8)	110,000	—
Subscriptions receivable (Note 8)	(110,000)	—
Distributable earnings (accumulated losses)	10,833	4,702
Total net assets	$390,213	$301,620
Total liabilities and net assets	$1,023,895	$656,806
Net asset value per share	$20.49	$20.08

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,956	$917
Payment-in-kind interest income	188	—
Other income	2,201	6
Total investment income	17,345	923

Expenses:
Interest expense	2,758	419
Management fees	1,967	66
Income based incentive fee	2,306	—
Capital gains incentive fee	812	—
Organization and offering costs	39	181
Professional fees	492	162
Directors’ fees	82	87
Administrative service fees	50	36
General and other expenses	239	21
Total expenses	8,745	972
Expense support (Note 3)	11	(109)
Management fees waiver (Note 3)	(1,475)	(49)
Net expenses	7,281	814
Net investment income (loss) before taxes	10,064	109
Excise tax expense	5	—
Net investment income/(loss)	10,059	109

Net change in unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	4,642	(3,790)
Net increase (decrease) in net assets resulting from operations	$14,701	$(3,681)

Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.59	$0.04
Net earnings per share (basic and diluted):	$0.87	$(1.19)
Weighted average shares outstanding (basic and diluted) (Note 9):	16,955,606	3,091,766
Dividend declared per share	$0.45	$—

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$10,059	$109
Net change in unrealized appreciation (depreciation)	4,642	(3,790)
Net increase (decrease) in net assets resulting from operations	14,701	(3,681)

Capital transactions:
Issuance of common stock	80,000	102,448
Reinvestment of dividends	2,462	—
Dividend declared	(8,570)	—
Net increase (decrease) in net assets resulting from capital transactions	73,892	102,448
Total increase (decrease) in net assets	88,593	98,767
Net assets at beginning of period	301,620	(1,121)
Net assets at end of period	$390,213	$97,646

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share and per share data)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,701	$(3,681)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(4,642)	3,790
Net accretion of discount and amortization of premium	(1,267)	(23)
Payment-in-kind interest capitalized	(190)	—
Amortization of deferred financing cost	541	172
Amortization of offering cost	24	51
Purchases of investments and change in payable for investments purchased	(329,692)	(83,101)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	42,507	97
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(1,418)	(269)
(Increase) decrease in prepaid expenses and other assets	49	66
(Decrease) increase in payable to affiliate	711	(627)
(Decrease) increase in management fees payable	197	16
(Decrease) increase in incentive fees payable	1,193	—
(Decrease) increase in interest payable	755	133
(Decrease) increase in accrued expenses and other liabilities	75	312
Net cash provided by (used in) operating activities	(276,456)	(83,064)

Cash flows from financing activities:
Borrowings on credit facilities	305,500	119,000
Repayments on credit facilities	(47,000)	(3,000)
Deferred financing costs paid	(2,234)	(655)
Dividends paid in cash	(6,703)	—
Proceeds from issuance of common shares	79,790	101,779
Offering costs paid	(6)	(26)
Net cash provided by (used in) financing activities	329,347	217,098
Net increase (decrease) in cash and cash equivalents	52,891	134,034
Cash and cash equivalents, beginning of period	11,263	35
Cash and cash equivalents, end of period	$64,154	$134,069

Supplemental information and non-cash activities:
Interest paid during the period	$1,435	$—
Accrued but unpaid deferred financing costs during the period	$1,131	$1,638
Accrued but unpaid deferred offering costs during the period	$—	$44
Dividend payable	$8,570	$—
Dividend reinvestment paid during the period	$2,462	$—
Subscription receivable	$210	$669
Excise tax paid	$5	$—

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Auto Components
Sonny's Enterprises, Inc.	(4) (5) (8)	L + 7.00%	8.00%	12/28/2020	08/05/2026	6,234	$5,981	$6,234	1.60%
Sonny's Enterprises, Inc.	(4) (5) (11)	L + 7.00%	8.00%	12/28/2020	08/05/2026	5,455	5,349	5,455	1.40
							11,330	11,689	3.00
Automobiles
Turbo Buyer, Inc.	(4) (5) (11)	L + 5.50%	6.50%	08/21/2020	12/02/2025	—	(387)	(387)	-0.10
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(4) (5) (8)	L + 4.75%	5.75%	11/13/2020	11/12/2027	2,820	2,793	2,820	0.72
Capstone Acquisition Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(2)	—	0.00
Divisions Holding Corporation	(4) (5) (8)	L + 6.50%	7.50%	08/14/2020	08/14/2026	29,418	28,879	29,711	7.61
Divisions Holding Corporation	(4) (5) (11)	L + 6.50%	7.50%	08/14/2020	08/14/2026	3,478	3,385	3,530	0.90
Divisions Holding Corporation	(4) (5) (11)	L + 6.50%	7.50%	08/14/2020	08/14/2026	—	(47)	52	0.01
Sweep Purchaser LLC	(4) (5)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,859	8,690	8,690	2.23
Sweep Purchaser LLC	(4) (5)	L + 5.75%	6.75%	11/30/2020	11/30/2026	2,250	2,201	2,201	0.56
Sweep Purchaser LLC	(4) (5) (11)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(27)	(27)	-0.01
Sweep Purchaser LLC	(4) (5) (11)	L + 5.75%	6.75%	02/12/2021	11/30/2026	—	(22)	(22)	-0.01
US Infra Svcs Buyer LLC	(4) (5) (8)	L + 6.00%	7.00%	04/10/2020	04/13/2026	17,121	16,824	17,121	4.39
US Infra Svcs Buyer LLC	(4) (5) (11)	L + 6.00%	7.00%	04/10/2020	04/13/2026	1,285	1,108	1,285	0.33
US Infra Svcs Buyer LLC	(4) (5) (11)	L + 6.00%	7.00%	04/10/2020	04/13/2026	300	262	300	0.08
Valcourt Holdings II LLC	(4) (5)	L + 5.50%	6.50%	01/07/2021	01/07/2027	25,595	25,098	25,085	6.43
Valcourt Holdings II LLC	(4) (5) (8)	L + 5.50%	6.50%	03/15/2021	01/07/2027	10,106	9,906	9,906	2.54
Valcourt Holdings II LLC	(4) (5) (11)	L + 5.50%	6.50%	01/07/2021	01/07/2027	—	(133)	(137)	-0.04
Vessco Midco Holdings LLC	(4) (5) (8)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,756	2,730	2,756	0.71
Vessco Midco Holdings LLC	(4) (5) (11)	L + 4.50%	5.50%	10/30/2020	11/02/2026	869	852	869	0.22
Vessco Midco Holdings LLC	(4) (5) (11)	L + 4.50%	5.50%	10/30/2020	10/18/2026	179	175	179	0.05
VRC Companies LLC	(4) (5) (8) (11)	L + 6.50%	7.50%	02/11/2021	03/31/2023	3,360	3,229	3,229	0.83
							105,901	107,548	27.56
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (8)	L + 5.75%	6.75%	10/27/2020	10/17/2024	12,883	12,708	12,883	3.30
Diversified Consumer Services
Mammoth Holdings LLC	(4) (5) (8)	L + 6.00%	7.00%	03/23/2021	10/16/2023	8,179	8,097	8,097	2.08
Mammoth Holdings LLC	(4) (5) (11)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(176)	(176)	-0.05
Mammoth Holdings LLC	(4) (5) (11)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(9)	(9)	0.00
							7,912	7,912	2.03

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (8) (9)	L + 5.00%	6.00%	10/14/2020	01/31/2025	14,931	$14,726	$14,931	3.83%
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (8)	L + 6.25%	7.25%	10/06/2020	10/05/2026	17,456	16,965	17,456	4.47
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5)	L + 6.25%	7.25%	12/29/2020	10/05/2026	16,625	16,144	16,625	4.26
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (11)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	(138)	—	0.00
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (11)	L + 6.25%	7.25%	10/06/2020	10/05/2026	291	127	291	0.07
Nellson Nutraceutical, Inc.	(4) (5) (8)	L + 5.25%	6.25%	09/30/2020	12/23/2023	17,623	17,320	17,623	4.52
Nellson Nutraceutical, Inc.	(4) (5) (8)	L + 5.25%	6.25%	09/30/2020	12/23/2023	7,246	7,122	7,246	1.86
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	11,222	11,008	11,222	2.88
							68,548	70,463	18.06
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (8)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,748	6,912	1.77
Bearcat Buyer, Inc.	(4) (5) (11)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,312	6,151	6,312	1.62
DCA Investment Holdings LLC	(4) (5) (8)	L + 6.25%	7.00%	03/12/2021	03/12/2027	11,232	11,064	11,064	2.84
DCA Investment Holdings LLC	(4) (7) (11)	L + 6.25%	7.00%	03/12/2021	03/12/2027	—	(21)	(20)	-0.01
Stepping Stones Healthcare Services LLC	(4) (5) (8)	L + 6.25%	7.25%	03/09/2021	03/09/2027	14,771	14,552	14,552	3.73
Stepping Stones Healthcare Services LLC	(4) (5) (11)	L + 6.25%	7.25%	03/09/2021	03/09/2027	—	(31)	(31)	-0.01
Stepping Stones Healthcare Services LLC	(4) (5) (11)	L + 6.25%	7.25%	03/09/2021	03/09/2026	—	(25)	(25)	-0.01
							38,438	38,764	9.93
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (8)	L + 5.50%	6.50%	11/09/2020	02/03/2026	9,352	9,089	9,351	2.40
Lightspeed Buyer, Inc.	(4) (5) (11)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(174)	(1)	0.00
							8,915	9,350	2.40
Industrial Conglomerates
Electrical Source Holdings LLC	(4) (5) (8)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,775	29,518	29,201	7.48
Electrical Source Holdings LLC	(4) (5) (8) (11)	L + 5.50%	6.50%	01/20/2021	11/25/2025	2,568	2,480	2,480	0.64
Electrical Source Holdings LLC	(4) (5) (11)	L + 5.50%	6.50%	01/20/2021	11/25/2025	234	213	213	0.05
							32,211	31,894	8.17
Insurance
Higginbotham Insurance Agency, Inc.	(4) (5) (8)	L + 5.75%	6.50%	11/25/2020	11/25/2026	14,631	14,423	14,631	3.75
Higginbotham Insurance Agency, Inc.	(4) (7) (11)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(29)	—	0.00
High Street Insurance Partners, Inc.	(4) (5) (8) (11)	L + 6.50%	7.50%	03/03/2021	12/03/2025	1,629	1,422	1,422	0.36
Integrity Marketing Acquisition LLC	(4) (5) (11)	L + 6.25%	7.25%	08/07/2020	08/27/2025	31,856	31,264	31,206	8.00
Integrity Marketing Acquisition LLC	(4) (5) (11)	L + 6.25%	7.25%	02/05/2021	08/27/2025	—	(363)	(363)	-0.09

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance (continued)
Majesco	(4) (5) (8)	L + 7.75%	8.75%	09/21/2020	09/21/2027	17,737	$17,246	$17,305	4.43%
Majesco	(4) (5) (11)	L + 7.75%	8.75%	09/21/2020	09/21/2026	—	(43)	(38)	-0.01
Patriot Growth Insurance Services LLC	(4) (5) (11)	L + 5.50%	6.50%	01/07/2021	01/02/2025	—	(883)	(883)	-0.23
Propel Insurance Agency LLC	(4) (5) (8)	L + 5.00%	6.00%	12/09/2020	06/01/2024	18,380	18,211	18,380	4.71
Propel Insurance Agency LLC	(4) (5) (11)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(18)	—	0.00
RSC Acquisition, Inc.	(4) (5) (8)	L + 5.50%	6.50%	09/11/2020	10/30/2026	6,360	6,202	6,360	1.63
RSC Acquisition, Inc.	(4) (5) (11)	L + 5.50%	6.50%	09/11/2020	10/30/2026	—	(254)	—	0.00
World Insurance Associates LLC	(4) (5) (8)	L + 5.75%	6.75%	05/22/2020	04/01/2026	29,582	28,447	28,991	7.43
World Insurance Associates LLC	(4) (5) (8) (11)	L + 5.75%	6.75%	05/22/2020	04/01/2026	16,937	16,279	16,532	4.24
							131,904	133,543	34.22
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5) (8)	L + 6.00%	7.00%	12/09/2020	12/09/2026	23,625	23,173	23,625	6.05
MSM Acquisitions, Inc.	(4) (5) (11)	L + 6.00%	7.00%	12/09/2020	12/09/2026	4,981	4,860	4,981	1.28
MSM Acquisitions, Inc.	(4) (5) (11)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(75)	—	0.00
							27,958	28,606	7.33
IT Services
Donuts, Inc.	(4) (5) (8)	L + 6.00%	7.00%	01/20/2021	12/29/2026	18,703	18,335	18,335	4.70
Ensono, LP	(4) (8)	L + 5.75%	5.86%	06/25/2020	06/27/2025	14,887	14,421	14,887	3.82
Government Brands LLC	(4) (5) (8)	L + 6.00%	7.00%	01/08/2021	07/09/2025	16,271	16,000	16,001	4.10
Government Brands LLC	(4) (5) (11)	L + 6.00%	7.00%	01/08/2021	07/09/2025	—	(274)	(274)	-0.07
Government Brands LLC	(4) (5) (11)	L + 6.00%	7.00%	01/08/2021	07/09/2024	—	(31)	(31)	-0.01
Help/Systems Holdings, Inc.	(5) (8)	L + 4.75%	5.75%	06/16/2020	11/19/2026	19,800	19,544	19,891	5.10
Recovery Point Systems, Inc.	(4) (5) (8)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,790	41,026	41,790	10.71
Recovery Point Systems, Inc.	(4) (5) (11)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(71)	—	0.00
Thrive Buyer, Inc. (Thrive Networks)	(4) (5)	L + 6.00%	7.00%	02/01/2021	01/22/2027	15,435	15,134	15,134	3.88
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (11)	L + 6.00%	7.00%	02/01/2021	01/22/2027	532	457	457	0.12
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (11)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(26)	(26)	-0.01
							124,515	126,164	32.33
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (8)	L + 5.00%	6.00%	11/16/2020	11/16/2026	31,331	30,925	31,028	7.95
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (11)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,978	1,925	1,941	0.50
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (11)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(48)	(33)	-0.01
							32,802	32,936	8.44

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
Komline-Sanderson Group, Inc.	(4) (6)	L + 6.00%	6.50%	03/17/2021	03/17/2026	24,532	$24,287	$24,287	6.22%
Komline-Sanderson Group, Inc.	(4) (5) (11)	L + 6.00%	6.50%	03/17/2021	03/17/2026	—	(143)	(143)	-0.04
Komline-Sanderson Group, Inc.	(4) (5) (11)	L + 6.00%	6.50%	03/17/2021	03/17/2026	1,418	1,348	1,348	0.35
							25,492	25,492	6.53
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (8)	L + 4.75%	5.75%	12/22/2020	12/22/2027	709	698	709	0.18
AWP Group Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(1)	—	0.00
AWP Group Holdings, Inc.	(4) (5) (11)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(2)	—	0.00
Ground Penetrating Radar Systems LLC	(4) (5) (8)	L + 4.75%	5.75%	03/10/2021	06/26/2026	8,837	8,662	8,662	2.22
Ground Penetrating Radar Systems LLC	(4) (5) (11)	L + 4.75%	5.75%	03/10/2021	06/26/2025	328	296	296	0.08
							9,653	9,667	2.48
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (8)	L + 6.25%	7.25%	03/17/2021	03/10/2027	18,900	18,477	18,477	4.74
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (11)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(39)	(39)	-0.01
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (11)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(33)	(33)	-0.01
Bullhorn, Inc.	(4) (5) (8)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,409	7,306	7,409	1.90
Bullhorn, Inc.	(4) (5) (11)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(8)	—	0.00
IQN Holding Corp., dba Beeline	(4) (5) (8)	L + 5.50%	6.50%	02/10/2020	08/20/2024	37,981	37,834	37,981	9.73
IQN Holding Corp., dba Beeline	(4) (5) (11)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(15)	—	0.00
							63,522	63,795	16.35
Real Estate Management & Development
MRI Software LLC	(4) (5)	L + 5.50%	6.50%	01/31/2020	02/10/2026	31,559	31,300	31,397	8.05
MRI Software LLC	(4) (5) (11)	L + 5.50%	6.50%	01/31/2020	02/10/2026	111	93	100	0.03
MRI Software LLC	(4) (5) (11)	L + 5.50%	6.50%	08/28/2020	02/10/2026	7,456	7,238	7,372	1.89
MRI Software LLC	(4) (5) (8) (11)	L + 5.50%	6.50%	03/24/2021	02/10/2026	—	(27)	(55)	-0.01
							38,604	38,814	9.95
Software
Diligent Corporation	(4) (5) (8)	L + 5.75%	6.75%	03/04/2021	08/04/2025	10,000	9,901	9,901	2.54
Diligent Corporation	(4) (5) (8)	L + 5.75%	6.75%	03/30/2021	08/04/2025	18,000	17,820	17,820	4.57
Diligent Corporation	(4) (5) (8) (11)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(40)	(40)	-0.01
Diligent Corporation	(4) (5) (11)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(45)	(45)	-0.01
GS AcquisitionCo, Inc.	(4) (5) (8)	L + 5.75%	6.75%	12/04/2020	05/24/2024	23,614	23,289	23,378	5.99
GS AcquisitionCo, Inc.	(4) (5) (11)	L + 5.75%	6.75%	12/04/2020	05/24/2024	6,831	6,660	6,650	1.70
GS AcquisitionCo, Inc.	(4) (5) (11)	L + 5.75%	6.75%	12/04/2020	05/24/2024	609	590	595	0.15

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software (continued)
Gurobi Optimization LLC	(4) (5) (8)	L + 5.25%	6.25%	11/12/2020	12/19/2023	13,326	$13,208	$13,326	3.42%
Gurobi Optimization LLC	(4) (5) (11)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(14)	—	0.00
Pound Bidco, Inc.	(4) (5) (8) (9)	L + 6.50%	7.50%	01/28/2021	02/01/2026	6,395	6,271	6,271	1.61
Pound Bidco, Inc.	(4) (5) (8) (9) (11)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(23)	(23)	-0.01
							77,617	77,833	19.95
Total First Lien Debt							$832,369	$841,897	215.75%

Second Lien Debt
Software
Flexera Software LLC	(4) (5)	L + 7.00%	8.00%	03/03/2021	03/03/2029	13,500	$13,232	$13,232	3.39%
Energy Equipment & Services
QBS Parent, Inc.	(4)	L + 8.50%	8.70%	02/10/2020	09/21/2026	15,000	14,740	14,270	3.66
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (9)	L + 8.75%	9.75%	10/09/2020	01/31/2026	5,000	4,907	5,000	1.28
Auto Components
PAI Holdco, Inc.	(4) (5)	L + 6.25%; 2.00% PIK	7.25%	10/28/2020	10/28/2028	25,128	24,406	25,128	6.44
IT Services
Idera, Inc.	(7)	L + 6.75%	7.50%	02/04/2021	03/02/2029	3,887	3,857	3,864	0.99
Red Dawn SEI Buyer Inc.	(4) (5)	L + 8.50%	9.50%	01/27/2021	11/20/2026	19,000	18,536	18,536	4.75
							22,393	22,400	5.74
Electronic Equipment, Instruments & Components
Infinite Bidco LLC	(4) (6)	L + 7.00%	7.50%	02/24/2021	03/02/2029	17,000	16,926	16,926	4.34
Infinite Bidco LLC	(4) (6) (11)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(21)	(21)	-0.01
							16,905	16,905	4.33
Total Second Lien Debt							$96,583	$96,935	24.84%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (10)	16.25% PIK		12/18/2020	06/18/2026	1,594	$1,571	$1,571	0.40%
Total Unsecured Debt							1,571	1,571	0.40
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4)					25,500	2,550	2,550	0.65
CSC Thrive Holdings, LP (Thrive Networks)	(4)					150,000	375	375	0.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Common Equity (continued)
GSM Equity Investors, LP (GSM Outdoors)	(4)					4,500	$450	$738	0.19%
Pet Holdings, Inc. (Brightpet)	(4)					12,313	1,231	1,213	0.31
RPS Group Holdings (Recovery Point Systems, Inc.)	(4)					1,000,000	1,000	1,000	0.26
SSG Holdco LLC (Stepping Stones Healthcare Services LLC)	(4)					11,431	1,700	1,700	0.44
Total Common Equity							7,306	7,576	1.94
Total Other Securities							$8,877	$9,147	2.34%
Total Portfolio Investments							$937,829	$947,979	242.94%

(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiaries. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of March 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for the Company's variable rate loans were the 1-month L at 0.11%, the 3-month L at 0.19% and the 6-month L at 0.21%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors of the Company (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)The interest rate floor on these investments as of March 31, 2021 was 1%.
(6)The interest rate floor on these investments as of March 31, 2021 was 0.5%.
(7)The interest rate floor on these investments as of March 31, 2021 was 0.75%.
(8)Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined in Note 6). See Note 6 “Debt”.
(9)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets represented 3% of total assets as calculated in accordance with regulatory requirements.
(10)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(11)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Abacus Data Holdings, Inc.	1.00%	Delayed Draw Term Loan	09/10/2022	3,500	$(39)
Abacus Data Holdings, Inc.	0.50%	Revolver	03/10/2027	1,400	(33)
AMCP Pet Holdings, Inc. (Brightpet)	1.00%	Delayed Draw Term Loan	04/06/2022	5,000	—
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	5,542	—
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	158	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	513	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	507	—
DCA Investment Holdings LLC	0.00%	Delayed Draw Term Loan	03/12/2023	2,768	(21)
Diligent Corporation	1.00%	Delayed Draw Term Loan	09/30/2022	4,000	(40)
Diligent Corporation	0.50%	Revolver	08/04/2025	4,500	(45)
Divisions Holding Corporation	1.00%	Delayed Draw Term Loan	08/14/2022	5,217	52
Divisions Holding Corporation	0.50%	Revolver	08/14/2026	1,739	17
Electrical Source Holdings LLC	1.00%	Delayed Draw Term Loan	01/20/2023	3,989	(53)
Electrical Source Holdings LLC	0.50%	Revolver	11/25/2025	859	(17)
Government Brands LLC	1.00%	Delayed Draw Term Loan	01/08/2022	16,500	(274)
Government Brands LLC	0.50%	Revolver	07/09/2024	1,875	(31)
Ground Penetrating Radar Systems LLC	0.50%	Revolver	06/26/2025	1,313	(26)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	6,848	(68)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	4,387	(44)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	761	(8)
GSM Acquisition Corp. (GSM Outdoors)	1.00%	Delayed Draw Term Loan	11/16/2022	1,815	(18)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	3,418	(33)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	1,607	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	4,118	—
High Street Insurance Partners, Inc.	1.00%	Delayed Draw Term Loan	03/03/2023	12,371	(183)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	02/07/2022	12,990	(188)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	08/05/2022	25,000	(363)
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	—
Komline-Sanderson Group, Inc.	0.50%	Delayed Draw Term Loan	03/17/2023	28,879	(143)
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	5,672	(56)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	9,375	(1)
Majesco	0.50%	Revolver	09/21/2026	1,575	(38)
Mammoth Holdings LLC	0.50%	Delayed Draw Term Loan	09/23/2022	17,792	(176)
Mammoth Holdings LLC	0.50%	Revolver	10/16/2023	953	(9)
MRI Software LLC	1.00%	Delayed Draw Term Loan	02/10/2022	908	(5)
MRI Software LLC	1.00%	Delayed Draw Term Loan	02/10/2022	9,520	(48)
MRI Software LLC	0.50%	Delayed Draw Term Loan	03/24/2022	11,000	(55)
MRI Software LLC	0.50%	Revolver	02/10/2026	2,104	(11)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	06/09/2022	4,875	—
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	3,947	—
Patriot Growth Insurance Services LLC	0.75%	Delayed Draw Term Loan	01/07/2023	37,500	(883)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
March 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	1,163	(22)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	3,873	—
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/31/2022	10,416	—
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	7,031	—
Stepping Stones Healthcare Services LLC	1.00%	Delayed Draw Term Loan	03/09/2023	2,061	(31)
Stepping Stones Healthcare Services LLC	0.50%	Revolver	03/09/2026	1,718	(25)
Sweep Purchaser LLC	1.00%	Delayed Draw Term Loan	11/30/2022	562	(10)
Sweep Purchaser LLC	1.00%	Delayed Draw Term Loan	02/12/2023	2,250	(22)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	1,406	(26)
Thrive Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/22/2023	3,327	(65)
Thrive Buyer, Inc.	0.50%	Revolver	01/22/2027	1,331	(26)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/21/2022	35,000	(387)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	9,210	—
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	—
Valcourt Holdings II LLC	1.00%	Delayed Draw Term Loan	01/07/2023	6,908	(137)
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	920	—
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	268	—
VRC Companies LLC	0.75%	Delayed Draw Term Loan	02/11/2022	3,640	(68)
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	04/15/2022	1,620	(32)
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	06/23/2022	1,692	(34)
Total First Lien Debt Unfunded Commitments				372,372	$(3,725)
Second Lien Debt
Infinite Bidco LLC	1.00%	Delayed Draw Term Loan	03/18/2022	8,500	$(21)
Total Second Lien Debt Unfunded Commitments				8,500	$(21)
Total Unfunded Commitments				380,872	$(3,746)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Auto Components
Sonny's Enterprises, Inc.	(4) (5)	L + 7.00%	8.00%	12/28/2020	08/05/2026	5,469	$5,360	$5,360	1.78%
Sonny's Enterprises, Inc.	(4) (5) (10)	L + 7.00%	8.00%	12/28/2020	08/05/2026	—	(266)	(266)	(0.09)
							5,094	5,094	1.69
Automobiles
Turbo Buyer, Inc.	(4) (5) (10)	L + 5.50%	6.50%	08/21/2020	12/02/2025	—	(407)	(407)	(0.13)
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	2,827	2,799	2,845	0.94
Capstone Acquisition Holdings, Inc.	(5) (10)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(2)	3	—
Divisions Holding Corporation	(4) (5)	L + 6.50%	7.50%	08/14/2020	08/14/2026	29,491	28,931	29,491	9.78
Divisions Holding Corporation	(4) (5) (10)	L + 6.50%	7.50%	08/14/2020	08/14/2026	1,739	1,593	1,739	0.58
Sweep Purchaser LLC	(4) (5)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,859	8,684	8,684	2.88
Sweep Purchaser LLC	(4) (5) (10)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(28)	(28)	(0.01)
Sweep Purchaser LLC	(4) (5) (10)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(28)	(28)	(0.01)
US Infra Svcs Buyer LLC	(4) (5)	L + 6.00%	7.00%	04/10/2020	04/13/2026	17,164	16,854	17,164	5.69
US Infra Svcs Buyer LLC	(4) (5) (10)	L + 6.00%	7.00%	04/10/2020	04/13/2026	988	802	988	0.33
US Infra Svcs Buyer LLC	(4) (5) (10)	L + 6.00%	7.00%	04/10/2020	04/13/2026	300	260	300	0.10
Vessco Midco Holdings LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,763	2,736	2,736	0.91
Vessco Midco Holdings LLC	(4) (5) (10)	L + 4.50%	5.50%	10/30/2020	11/02/2026	134	117	117	0.04
Vessco Midco Holdings LLC	(4) (5) (10)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(4)	(4)	0.00
							62,714	64,007	21.22
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5)	L + 6.00%	7.00%	10/27/2020	10/17/2024	12,916	12,730	12,730	4.22
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (7)	L + 5.00%	6.00%	10/14/2020	01/31/2025	12,549	12,368	12,368	4.10
HighTower Holdings LLC	(4) (5) (7) (10)	L + 5.00%	6.00%	10/14/2020	01/31/2025	—	(17)	(17)	(0.01)
							12,351	12,351	4.09
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (6)	L + 6.25%	7.25%	10/06/2020	10/05/2026	17,500	16,990	16,990	5.63
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5)	L + 6.25%	7.25%	12/29/2020	10/05/2026	16,667	16,167	16,167	5.36
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (10)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	(144)	(144)	(0.05)
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (10)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	(172)	(172)	(0.06)
Nellson Nutraceutical, Inc.	(4) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	17,623	17,295	17,623	5.84
Nellson Nutraceutical, Inc.	(4) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	7,246	7,111	7,246	2.40
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	11,250	11,027	11,027	3.66
							68,274	68,737	22.79

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5)	L + 5.00%	6.00%	11/16/2020	11/16/2026	22,785	$22,449	$22,449	7.44%
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,603	1,547	1,547	0.51
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(50)	(50)	(0.02)
							23,946	23,946	7.94
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	711	700	700	0.23
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(1)	(1)	—
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(2)	(2)	—
							697	697	0.23
Professional Services
Bullhorn, Inc.	(4) (5)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,427	7,320	7,427	2.46
Bullhorn, Inc.	(4) (5) (10)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(8)	—	—
IQN Holding Corp., dba Beeline	(4) (5)	L + 5.50%	6.50%	02/10/2020	08/20/2024	38,079	37,922	37,721	12.51
IQN Holding Corp., dba Beeline	(4) (5) (10)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(17)	(43)	(0.01)
							45,217	45,105	14.95
Real Estate Management & Development
MRI Software LLC	(4) (5)	L + 5.50%	6.50%	01/31/2020	02/10/2026	31,639	31,379	31,639	10.49
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(11)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(19)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	08/28/2020	02/10/2026	1,899	1,727	1,899	0.63
							33,076	33,538	11.12
Software
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	6.75%	10/27/2020	05/24/2024	23,673	23,323	23,323	7.73
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	6,848	6,663	6,663	2.21
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(20)	(20)	(0.01)
Gurobi Optimization LLC	(4) (5)	L + 5.25%	6.25%	11/12/2020	12/19/2023	13,359	13,231	13,231	4.39
Gurobi Optimization LLC	(4) (5) (10)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(15)	(15)	—
							43,182	43,182	14.32
Total First Lien Debt							$575,009	$580,867	192.58
Second Lien Debt
Energy Equipment & Services
QBS Parent, Inc.	(4)	L + 8.50%	8.75%	02/10/2020	09/21/2026	15,000	$14,731	$14,381	4.77%
Diversified Consumer Services
Cambium Learning Group, Inc.	(4) (5)	L + 8.50%	9.50%	10/08/2020	12/18/2026	10,000	9,610	9,610	3.19
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (7)	L + 8.75%	9.75%	10/09/2020	01/31/2026	5,000	4,903	4,903	1.63

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Auto Components
PAI Holdco, Inc.	(4) (5)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,000	$24,261	$24,261	8.04%
Total Second Lien Debt							$53,505	$53,155	17.62
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	N/A	16.25% PIK	12/18/2020	06/18/2026	1,509	1,509	1,509	0.50
Total Unsecured Debt							1,509	1,509	0.50
Common Equity
Pet Holdings, Inc. (Brightpet)	(4)					10,000	1,000	1,000	0.33
GSM Equity Investors, LP (GSM Outdoors)	(4)					4,500	450	450	0.15
Total Common Equity							1,450	1,450	0.48
Total Other Securities							$2,959	$2,959	0.98
Total Portfolio Investments							$631,473	$636,981	$211.19%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiaries. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for the Company's variable rate loans were the 1-month L at 0.14%, the 3-month L at 0.24% and the 6-month L at 0.26%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor on these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined in Note 6). See Note 6 “Debt”.
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	(1)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	158	(2)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(134)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	507	3
Divisions Holding Corporation	1.00%	Delayed Draw Term Loan	08/14/2022	5,217	—
Divisions Holding Corporation	0.50%	Revolver	08/14/2026	3,478	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	11,235	(109)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	1,370	(20)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	2,195	(32)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	3,418	(50)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	1,607	(15)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	4,119	(31)
First Lien Debt (continued)
HighTower Holdings LLC	1.00%	Delayed Draw Term Loan	10/14/2022	2,419	(17)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	02/07/2022	15,540	—
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	(43)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	9,375	(182)
Majesco	0.50%	Revolver	09/21/2026	1,575	—
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	908	—
MRI Software LLC	1.00%	Incremental Delayed Draw Term Loan	02/10/2022	15,096	—
MRI Software LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	9,869	(49)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	3,947	(78)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	3,874	(19)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/31/2022	11,353	—
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	13,281	(266)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	2,813	(28)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	1,406	(28)
Turbo Buyer, Inc.	1.00%	Incremental Delayed Draw Term Loan	02/21/2022	35,000	(407)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	9,510	—
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	—
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	1,655	(16)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	447	(4)
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	04/15/2022	2,438	(64)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	06/23/2022	3,088	(46)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Total First Lien Debt Unfunded Commitments				206,540	(1,954)
Total Unfunded Commitments				206,540	$(1,954)

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

(1)Organization

Morgan Stanley Direct Lending Fund (collectively with its subsidiaries, the “Company”) is an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed as a Delaware limited liability company on May 30, 2019 and converted into a corporation and succeeded to the business of Morgan Stanley Direct Lending Fund LLC on November 25, 2019 (the “BDC Conversion”). The Company commenced investing operations on January 31, 2020. On November 25, 2019, the Company entered into an investment advisory agreement, (the “Investment Advisory Agreement”) with MS Capital Partners Adviser Inc., the investment adviser to the Company (the “Investment Adviser”). The Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley.

The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.

The Company is conducting private offerings (the “Private Offerings”) of shares of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company (each, a “Subscription Agreement”). Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.

DLF CA SPV LLC (“CA SPV”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on February 26, 2020. CA SPV expects to hold investments in first and second lien senior secured loans. CA SPV is consolidated in these consolidated financial statements commencing from the date of its formation.

DLF SPV LLC (“DLF SPV”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on August 7, 2020. DLF SPV expects to hold investments in first and second lien senior secured loans. DLF SPV is consolidated in these consolidated financial statements commencing from the date of its formation.

DLF Financing SPV LLC (“DLF LLC”) is a wholly owned subsidiary of the Company that was formed as a Delaware limited liability company on September 17, 2020. DLF LLC expects to hold investments in first and second lien senior secured loans. DLF LLC is consolidated in these consolidated financial statements commencing from the date of its formation.
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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly,

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2021. All intercompany balances and transactions have been eliminated.
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

As of March 31, 2021, the Company's consolidated subsidiaries were CA SPV, DLF SPV and DLF LLC (collectively, the “SPVs”).

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected cash.

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
March 31, 2021
(In thousands, except shares and per share data)
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
Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $5.0 and $0.0 thousands, respectively, of U.S. federal excise tax.
New Accounting Standards

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. We plan to apply the accounting relief as relevant contract relationship modifications are made during the course of the reference rate reform transition period.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
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

Investment Advisory Agreement

In October 2019, the board of directors of the Company (the “Board”), including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act for a two-year term commencing on November 25, 2019.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (“Base Management Fee”) and an incentive fee. The costs of both the Base Management Fee and the incentive fee will ultimately be borne by the stockholders.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to a listing of the Common Stock on a national securities exchange, the Investment Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears and no management fee is charged on committed but undrawn Capital Commitments.

For the three months ended March 31, 2021, Base Management Fees were $1,967 and $492 net of waiver and for the three months ended March 31, 2020, Base Management Fees were $66 and $17 net of waiver.

As of March 31, 2021 and December 31, 2020, $492 and $295, respectively, was payable to the Investment Adviser relating to Base Management Fees.
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
March 31, 2021
(In thousands, except shares and per share data)
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

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from November 25, 2019, the date of the Company's election to be regulated as a BDC, through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee (the “Cumulative Capital Gains”).

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company will record an incentive fee on capital gains incentive fee equal to 17.5% of such amount, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, no accrual will be recorded for such period.

For the three month periods ended March 31, 2021 and 2020, $2,306 and $0, respectively, of income based incentive fee accrued to the Investment Adviser. For the three month periods ended March 31, 2021 and 2020, $812 and $0, respectively, of capital gains incentive fee accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of March 31, 2021, $2,306 and $1,776 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

As of December 31, 2020, $1,548 and $1,341 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).

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

For the three month periods ended March 31, 2021 and 2020, the Company incurred $50 and $36, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. $52 and $60 were unpaid and included in payable to affiliate in the Consolidated Statements of Assets and Liabilities as of March 31, 2021 and December 31, 2020, respectively.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company's behalf within three years of December 23, 2019 (the “Initial Closing Date”).

For the three months ended March 31, 2021, the Company incurred $39 towards organization cost and amortization of offering cost. $11 of previously waived expenses was recouped as a result of an increase in the Company's total Capital Commitments, and was included in due to affiliate in the Consolidated Statements of Assets and Liabilities as of March 31, 2021.

For the three months ended March 31, 2020, the Company incurred $181 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $109 was waived.

As of March 31, 2021 and December 31, 2020, organization cost and offering cost are included in payable to affiliate and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.

MS Credit Partners Holdings Investment

MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser made an aggregate Capital Commitment of $200,000 to the Company in 2019. As of March 31, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate Capital Commitments received, respectively.

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$832,369	$841,897	88.8%	$575,009	$580,867	91.2%
Second Lien Debt	96,583	96,935	10.2	53,505	53,155	8.3
Other Securities	8,877	9,147	1.0	2,959	2,959	0.5
Total	$937,829	$947,979	100.0%	$631,473	$636,981	100.0%

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
The industry composition of investments at fair value were as follows:

	March 31, 2021 (1)	December 31, 2020 (1)
Auto Components	3.9%	4.6%
Automobiles	-0.0	-0.1
Commercial Services & Supplies	11.3	10.0
Containers & Packaging	1.4	2.0
Diversified Consumer Services	0.8	1.5
Diversified Financial Services	2.1	2.7
Electronic Equipment, Instruments & Components	1.8	—
Energy Equipment & Services	1.5	2.3
Food Products	7.7	11.2
Health Care Providers & Services	4.3	1.3
Health Care Technology	1.0	1.4
Industrial Conglomerates	3.4	5.0
Insurance	14.1	19.4
Interactive Media & Services	3.0	3.6
IT Services	15.7	12.0
Leisure Products	3.6	3.8
Machinery	2.7	—
Multi-Utilities	1.0	0.1
Professional Services	7.0	7.1
Real Estate Management & Development	4.1	5.3
Software	9.6	6.8
Total	100.0%	100.0%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.

The geographic composition of investments at cost and fair value were as follows:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$937,829	$947,979	100.0%	$631,473	$636,981	100.0%
Total	$937,829	$947,979	100.0%	$631,473	$636,981	100.0%

(5)Fair Value Measurements

The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company's board of directors (the “Board”), with the assistance of the Company's Audit Committee of the Board (the “Audit Committee”), determines the fair value of the assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
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
March 31, 2021
(In thousands, except shares and per share data)
(1)each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

(2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;

(3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management's preliminary valuation and conclusion of fair value;

(4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

(5)    the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;
•     call features, put features and other relevant terms of debt;
•     the portfolio company’s leverage and ability to make payments;
•     the portfolio company’s public or "private letter" credit ratings;
•     the portfolio company’s actual and expected earnings and cash flow;
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

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company's portfolio investments.

During the three months ended March 31, 2021, portfolio investments were transferred into Level 3 from Level 2 at fair value as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency. For the three months ended March 31, 2021, there were $2,849 of investments transferred into Level 3 from Level 2.

The following table presents the fair value hierarchy of the investments:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$19,891	$822,006	$841,897
Second Lien Debt	—	3,864	93,071	96,935
Other Securities	—	—	9,147	9,147
Total Investments	$—	$23,755	$924,224	$947,979

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,549	$558,318	$580,867
Second Lien Debt	—	—	53,155	53,155
Other Securities	—	—	2,959	2,959
Total	$—	$22,549	$614,432	$636,981

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$558,318	$53,155	$2,959	$614,432
Purchases of investments	289,054	48,659	5,856	343,569
Proceeds from principal repayments and sales of investments	(32,479)	(10,000)	—	(42,479)
Accretion of discount/amortization of premium	823	434	—	1,257
Payment-in-kind	—	128	62	190
Net change in unrealized appreciation (depreciation)	3,441	695	270	4,406
Transfers into/out of Level 3	2,849	—	—	2,849
Fair value, end of period	$822,006	$93,071	$9,147	$924,224

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2021	$3,468	$695	$270	$4,433

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2020:

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

	March 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$822,006	Yield Analysis	Discount Rate	5.63%	8.93%	7.06%
Investments in second lien debt	93,071	Yield Analysis	Discount Rate	8.02%	11.31%	9.64%

Investments in other securities	$1,571	Yield Analysis	Discount Rate	17.85%	17.85%	17.85%
	7,576	Market Approach	EBITDA Multiple	9.20x	16.90x	13.97x
	$9,147
Total	$924,224

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$558,318	Yield Analysis	Discount Rate	5.75%	8.86%	7.18%
Investments in second lien debt	53,155	Yield Analysis	Discount Rate	10.35%	10.95%	10.52%
Investments in other securities	2,959	Market Approach	EBITDA Multiple	9.15x	10.01x	9.71x
Total	$614,432

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

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$377,850	$377,850	$333,850	$333,850
BNP Funding Facility	214,500	214,500	—	—
Total	$592,350	$592,350	$333,850	$333,850

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the CIBC Subscription Facility and the BNP Funding Facility (each as defined below), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of March 31, 2021 and December 31, 2020, respectively.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
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

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Borrowing interest expense	$1,640	$133
Facility unused commitment fees	17	114
Amortization of financing costs	333	172
Total	$1,990	$419
Weighted average interest rate (excluding unused fees and financing costs)	1.79%	2.83%
Weighted average outstanding balance	$365,917	$18,544

During the three months ended March 31, 2021, the Company borrowed $91,000 and repaid $47,000 under the CIBC Subscription Facility.

During the three months ended March 31, 2020, the Company borrowed $119,000 and repaid $3,000 under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, respectively with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC (the “BNP Funding Facility”). As of March 31, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility. The summary information of the BNP Funding Facility is as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Borrowing interest expense	$550	$—
Facility unused commitment fees	10	—
Amortization of financing costs	208	—
Total	$768	$—
Weighted average interest rate (excluding unused fees and financing costs)	2.68%	—%
Weighted average outstanding balance	$82,000	$—

During the three months ended March 31, 2021, the Company had $214,500 borrowed under the BNP Funding Facility.

The Company's outstanding debt obligations were as follows:

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$377,850	$22,150	$22,150
BNP Funding Facility	600,000	214,500	385,500	167,741
Total	$1,000,000	$592,350	$407,650	$189,891

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348

(1) The amount available reflects any limitations related to each credit facility's borrowing base.

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

As of March 31, 2021, the Company had $380,872 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2020, the Company had $206,540 unfunded commitments to fund delayed draw and revolving senior secured loans.

A summary of the Company’s contractual payment obligations under the CIBC Subscription and BNP Funding Facilities as of March 31, 2021 is as follows:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$377,850	$—	$377,850	$—	$—
BNP Funding Facility	214,500	—	—	214,500	—
Total Contractual Obligations	$592,350	$—	$377,850	$214,500	$—

As of March 31, 2021 and December 31, 2020, the Company had $1,495,809 and $1,445,809, respectively, in total capital commitments from stockholders, of which $1,118,427 and $1,148,427, respectively, were unfunded.
(8)Net Assets

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of March 31, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$4,702	$(1,156)
Net investment income (loss)	10,059	10,635
Accumulated realized gain (loss)	—	2,154
Net unrealized appreciation (depreciation)	4,642	5,508
Dividend declared	(8,570)	(13,926)
Tax reclassification of stockholders' equity	—	1,487
Net distributable earnings (accumulated losses), end of period	$10,833	$4,702

During the three months ended March 31, 2021, the Company completed one closing of its Private Offering. As of March 31, 2021, the Company received aggregate Capital Commitments of $1,495,809, of which $200,000 was from MS Credit Partners Holdings.

The following table summarizes the total shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
Total	3,898,505	$80.00

The following table summarizes the total shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
Total	5,285,123	$102.45

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
On March 31, 2021, the Company issued a capital call and delivered capital drawdown notices totaling $110,000, which was due on April 12, 2021. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. No cash was received related to this capital call as of March 31, 2021.

The Company’s weighted average number of shares outstanding for the three month periods ended March 31, 2021 and 2020 were 16,955,606 and 7,559,426 shares, respectively.

The following table summarizes the Company's dividends declared and payable for the three months ended March 31, 2021. No dividends were declared for the three months ended March 31, 2020 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
Total Distributions			$0.45	$8,570
(9)Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$14,701	$(3,681)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	16,955,606	3,091,766	(1)
Basic and diluted earnings per share	$0.87	$(1.19)
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through March 31, 2020 for the three months ended March 31, 2020.
(10) Financial Highlights
The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period represents the initial offering price per share. The following are the financial highlights for the three months ended March 31, 2021 and March 31, 2020, respectively (dollar amounts in thousands, except per share data):

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$20.00
Net investment income (loss)	0.59	0.04
Net unrealized and realized gain (loss)(2)	0.25	(1.74)
Net increase (decrease) in net assets resulting from operations	0.84	(1.70)
Distributions declared	(0.45)	—
Issuance of common stock	0.02	0.17
Total increase (decrease) in net assets	0.41	(1.53)
Net asset value, end of period	$20.49	$18.47
Shares outstanding, end of period	19,044,414	5,286,873
Total return based on net asset value(3)	4.27%	(7.65)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$390,213	$97,646
Weighted average shares outstanding(4)	16,955,606	3,091,766
Ratio of net expenses to average net assets(5)	5.52%	3.85%
Ratio of expenses before waivers to average net assets(5)	7.18%	4.23%
Ratio of net investment income to average net assets(5)	14.03%	0.83%
Total capital commitments, end of period	$1,495,809	$1,070,450
Ratios of total contributed capital to total committed capital, end of period	25.23%	9.57%
Asset coverage ratio	165.88%	184.18%
Portfolio turnover rate	5.50%	0.11%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2021 and March 31, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan.
(4)For the three months ended March 31, 2020, weighted average shares outstanding was calculated for the period from February 5, 2020, the date of first external issuance of shares through March 31, 2020.
(5)Amounts are annualized except for incentive fees, and expense support amounts relating to organizational and offering costs.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2021
(In thousands, except shares and per share data)
(11) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 1, 2021 and April 30, 2021, the Company closed new Capital Commitments of $8.8 million and $19.2 million, respectively, which bring our total Capital Commitments to $1,523.8 million.

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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.   This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.
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
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed almost entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. The economic impact of the Coronavirus pandemic is uncertain as the duration and extent of the travel restrictions, business closures and other measures that have been and may in the future be imposed on our portfolio companies, our service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities, is unknown. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We will continue to monitor the rapidly evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on such pronouncements. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company's industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments. MS Capital Partners Adviser Inc., our investment adviser, or the Investment Adviser, is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement entered into between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense support and waiver agreement);
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share (the “Common Stock”), and other securities, if any;
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
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and costs and expenses of preparation for the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

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

PORTFOLIO AND INVESTMENT ACTIVITY
As of March 31, 2021, we had investments in fifty-three portfolio companies across twenty-one industries. Based on fair value as of March 31, 2021, 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 96.7% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 0.9% as of March 31, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of March 31, 2021, our weighted average total yield on debt securities at amortized cost was 7.4%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2021.

As of December 31, 2020, we had investments in thirty-six portfolio companies across nineteen industries. Based on fair value as of December 31, 2020, 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 95.2% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. Our weighted average total yield on debt securities at amortized cost was 7.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

	As of and for the Three Months Ended March 31, 2021	As of and for the Three Months Ended March 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$568,087	$106,007
Less: Syndications/Sell down	(67,500)	—
Net New Investments Committed/Purchased	500,587	106,007
Investments, at Cost
Investments, beginning of period	631,473	—
New investments purchased	347,427	93,305
Net accretion of discount on investments	1,267	23
Payment-in-kind	190	—
Net realized gain (loss) on investments	—	—
Investments sold or repaid	(42,528)	(97)
Investments, end of period	937,829	93,231
Amount of investments funded at principal
First lien debt investments	296,428	82,028
Second lien debt investments	53,387	15,000
Other securities(2)	5,856	—
Total	355,671	97,028
Proceeds from investments sold or repaid:
First lien debt investments	30,941	97
Second lien debt investments	10,000	—
Total	$40,941	$97
Weighted average yield on debt and income producing investments, at cost(3)	7.4%	8.6%
Weighted average yield on debt and income producing investments, at fair value(3)	7.4%	8.7%
Number of portfolio companies	53	5
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	—%

(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of common equity funded.
(3)Computed as (a) the annual stated spread, plus applicable Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser's Internal Risk Rating system:

Category 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Category 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.

Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan's risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of March 31, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

	March 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$33,293	3.5%	1
Risk rating 2	914,686	96.5	52
	$947,979	100.0%	53

	December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$31,230	4.9%	1
Risk rating 2	605,751	95.1	35
	$636,981	100.0%	36

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total investment income	$17,345	$923
Less: Net expenses	7,281	814
Net investment income	10,064	109
Less: Excise tax expense	5	—
Net change in unrealized appreciation (depreciation)	4,642	(3,790)
Net increase (decrease) in net assets resulting from operations	$14,701	$(3,681)
Investment Income

Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Investment income:
Interest income	$14,956	$917
Payment-in-kind interest income	188	—
Other income	2,201	6
Total investment income	$17,345	$917

For the three months ended March 31, 2021, total investment income was driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value increased to $948.0 million at March 31, 2021 from $89.4 million at March 31, 2020. All senior secured debt investments were income-producing as of March 31, 2021.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expenses:
Interest expense	$2,758	$419
Organization and offering costs	39	181
Professional fees	492	162
Directors’ fees	82	87
Management fees	1,967	66
Income based incentive fee	2,306	—
Capital gains incentive fee	812	—
Administrative service fees	50	36
General and other expenses	239	21
Total expenses	8,745	972
Expense support	11	(109)
Management fees waiver	(1,475)	(49)
Net expenses	$7,281	$814
Excise tax expense	$5	$—
The increase in interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by increased borrowings under our credit facilities as a result of increased deployment of capital for investments. Weighted average outstanding debt balance increased to $447,917 for the three months ended March 31, 2021, from $18,544 for the three months ended March 31, 2020.
The increase in management fees (net of management fees waiver) and income based incentive fee for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were primarily driven by increased deployment of capital, which resulted in higher average gross assets as a basis for base management fee calculation, and higher pre-incentive fee net investment income for income based incentive fee calculation. Total value of investment portfolio was $947,979 at March 31, 2021 and $89,441 at March 31, 2020. Total pre-incentive fee net investment income was $13,177 and $109 for the three months ended March 31, 2021 and March 31, 2020.
The capital gains incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement. For the three months ended March 31, 2021, we accrued capital gains incentive fee of $812 due to net change in realized and unrealized gain of $4,642 during the period. No capital gains incentive fee was payable as of March 31, 2021. For the three months ended March 31, 2020, we did not accrue any capital gains incentive fee as we were at a net realized and unrealized cumulative loss position at March 31, 2020.
Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of our Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by an increase in our investments as a result of our deployment of capital.
For the three months ended March 31, 2021, expense support includes recoupment of previously waived excess organization and offering expenses of $11. For the three months ended March 31, 2020, expense support includes excess organization and offering costs of $109 that the Investment Adviser had committed to pay. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$4,642	$(3,790)
Net realized and unrealized gains (loss)	$4,642	$(3,790)

During the three months ended March 31, 2021, the valuations of our debt investments generally increased as a result of the tightening credit spread environment and positive change in the broadly syndicated loan market during the period. During the three months ended March 31, 2020, the net change in unrealized loss on investments was primarily a result of markdowns in the fair value of our investment portfolio, impacted by a widening credit spread environment and weakness in the broadly syndicated loan market during the period.

There were no realized gain/(loss) during the three months ended March 31, 2021 and March 31, 2020, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facilities, and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. Details of our credit facilities are described in “Debt” below. We may also from time to time enter into new credit facilities, increase the size of existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2021, we had approximately $64.2 million of cash, which taken together with our approximately $22.2 million and $385.5 million of availability under the CIBC Subscription Facility and the BNP Funding Facility (subject to borrowing base availability), respectively, and our approximately $1,118.4 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of March 31, 2021, we had received aggregate Capital Commitments of approximately $1,495.8 million, of which $200.0 million was from an affiliate of the Investment Adviser.
During the three months ended March 31, 2021, we received proceeds from two capital calls and issued shares to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
Total	3,898,505	$80.00
On March 31, 2021, we issued a capital call and delivered capital drawdown notices totaling $110.0 million which was due on April 12, 2021. No cash was received as of March 31, 2021 for this capital call.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
Total	5,285,123	$102.45
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the three months ended March 31, 2021 (dollar amounts in thousands). No distributions were declared for the three months ended March 31, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
Total Distributions			$0.45	$8,570
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

The following table summarizes DRIP shares issued and amounts for the three months ended March 31, 2021 (dollar amounts in thousands). No DRIP shares were issued for the three months ended March 31, 2020:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
Total	$2,462	121,484

Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$377,850	$22,150	$22,150
BNP Funding Facility	600,000	214,500	385,500	167,741
Total	$1,000,000	$592,350	$407,650	$189,891

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348
(1) The amount available reflects any limitations related to each credit facility's borrowing base.
CIBC Subscription Facility

On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger. As of March 31, 2021, the CIBC Subscription Facility, as amended, allows us to borrow up to $400.0 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.

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
During the three months ended March 31, 2021, we borrowed $91,000 and repaid $47,000 under the CIBC Subscription Facility. During the three months ended March 31, 2020, we borrowed $119,000 and repaid $3,000 under the CIBC Subscription Facility. As of March 31, 2021 and December 31, 2020, we had $377,850 and $333,850 outstanding under the CIBC Subscription Facility, respectively. As of March 31, 2021 and December 31, 2020, we had $22,150 and $66,150, respectively, of available capacity under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, respectively with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC (the “BNP Funding Facility”). As of March 31, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%.

During the three months ended March 31, 2021, we borrowed $214,500 under the BNP Funding Facility. During the year ended December 31, 2020, we had no amount borrowed under the BNP Funding Facility. As of March 31, 2021 and December 31, 2020, we had $214,500 and $0 outstanding under the BNP Funding Facility, respectively. As of March 31, 2021 and December 31, 2020, we had $385,500 and $300,000, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base availability).
As of March 31, 2021, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility and BNP Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of March 31, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of March 31, 2021, we had delayed draw and revolving senior secured loans with an aggregate $380.9 million of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $206.5 million of unfunded commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2021, management is not aware of any material pending or threatened litigation relating to us.

CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our CIBC Subscription Facility and BNP Funding Facility as of March 31, 2021 is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$377,850	$—	$377,850	$—	$—
BNP Funding Facility	214,500	—	—	214,500	—
Total Contractual Obligations	$592,350	$—	$377,850	$214,500	$—
RECENT DEVELOPMENTS
During the period from April 1, 2021 through May 10, 2021, the Company has closed or the Investment Adviser's Investment Committee has committed/approved approximately $463.4 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 94.8% were first lien senior secured loans, 1.3% were second lien senior secured loans, and 3.9% were preferred and common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of Coronavirus. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
On March 31, 2021, we delivered a capital drawdown notice to our stockholders relating to the sale of approximately 5,326,877 shares of Common Stock for an aggregate offering price of $110.0 million. The sale closed on April 12, 2021.
On April 1, 2021 and April 30, 2021, the Company closed new Capital Commitments of $8.8 million and $19.2 million, respectively, which bring our total Capital Commitments to $1,523.8 million.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Form 10-Q, and “Risk Factors” in Part II, Item 1A of this Form 10-Q, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on the Company’s investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”

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
As of March 31, 2021, 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$21,262	$(17,771)	$3,492
Up 200 basis points	$11,756	$(11,847)	$(91)
Up 100 basis points	$2,249	$(5,924)	$(3,675)
Down 100 basis points	$(47)	$658	$611
Down 200 basis points	$(47)	$658	$611
Down 300 basis points	$(47)	$658	$611

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts or our credit facilities subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, we did not engage in interest rate hedging activities.

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on January 22, 2021, March 18, 2021 and April 19, 2021, for issuances of our Common Stock during the quarter ended March 31, 2021. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.

Item 3: Defaults Upon Senior Securities.

    None.

Item 4: Mine Safety Disclosures.

    Not applicable

Item 5: Other Information.

    None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of March 2, 2021, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund

Dated: May 10, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)