Form 10-Q
period 2021-06-30
Morgan Stanley Direct Lending Fund
filed 2021-08-10
CIK 1782524

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 10, 2021, the Registrant had 35,857,539 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company") including the consolidated schedule of investments as of June 30, 2021, and the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2021 and 2020, and cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/Deloitte & Touche LLP

New York, New York

August 10, 2021

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,337,637 and $631,473 at June 30, 2021 and December 31, 2020, respectively)	$1,351,679	$636,981
Cash	28,181	11,263
Deferred financing costs	6,989	5,987
Deferred offering costs	—	18
Interest receivable from non-controlled/non-affiliated investments	6,625	2,280
Receivable for investments sold	—	79
Prepaid expenses and other assets	85	198
Total assets	$1,393,559	$656,806

Liabilities
Debt	$719,850	$333,850
Payable for investments purchased	48,691	—
Payable to affiliates (Note 3)	2,493	1,860
Financing costs payable	3,812	3,925
Dividend payable	13,974	9,165
Management fee payable	701	295
Incentive fees payable	5,997	2,889
Interest payable	2,181	1,154
Accrued expenses and other liabilities	2,477	2,048
Total liabilities	$800,176	$355,186

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 28,518,064 and 15,024,425 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	$29	$15
Paid-in capital in excess of par value	576,597	296,903
Distributable earnings (accumulated losses)	16,757	4,702
Total net assets	$593,383	$301,620
Total liabilities and net assets	$1,393,559	$656,806
Net asset value per share	$20.81	$20.08

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,784	$2,942	$37,740	$3,859
Payment-in-kind interest income	190	—	378	—
Dividend income	122	—	122	—
Other income	3,318	948	5,519	954
Total investment income	26,414	3,890	43,759	4,813
Expenses:
Interest and other financing expenses	4,218	664	6,976	1,083
Management fees	2,804	356	4,771	422
Income based incentive fee	3,540	418	5,846	418
Capital gains incentive fee	680	—	1,492	—
Organization and offering costs	3	154	42	335
Professional fees	549	462	1,041	624
Directors’ fees	83	87	165	174
Administrative service fees	54	50	104	86
General and other expenses	488	21	727	42
Total expenses	12,419	2,212	21,164	3,184
Expense support (Note 3)	86	(24)	97	(133)
Management fees waiver (Note 3)	(2,103)	(267)	(3,578)	(316)
Net expenses	10,402	1,921	17,683	2,735
Net investment income (loss) before taxes	16,012	1,969	26,076	2,078
Excise tax expense	—	—	5	—
Net investment income/(loss) after taxes	16,012	1,969	26,071	2,078
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) of non-controlled/non-affiliated investments	(6)	1,365	(6)	1,365
Net change in unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	3,892	1,941	8,534	(1,849)
Net realized and unrealized gains (losses)	3,886	3,306	8,528	(484)
Net increase (decrease) in net assets resulting from operations	$19,898	$5,275	$34,599	$1,594
Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.63	$0.37	$1.23	$0.46
Net earnings per share (basic and diluted):	$0.78	$0.99	$1.63	$0.36
Weighted average shares outstanding (basic and diluted) (Note 9):	25,409,035	5,329,136	21,205,672	4,476,805
Dividend declared per share	$0.49	$0.29	$0.94	$0.29

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$16,012	$1,969	$26,071	$2,078
Net realized gain (loss)	(6)	1,365	(6)	1,365
Net change in unrealized appreciation (depreciation)	3,892	1,941	8,534	(1,849)
Net increase (decrease) in net assets resulting from operations	19,898	5,275	34,599	1,594

Capital transactions:
Issuance of common stock	194,970	14,954	274,970	117,402
Reinvestment of dividends	2,276	—	4,738	—
Dividend declared	(13,974)	(1,533)	(22,544)	(1,533)
Net increase (decrease) in net assets resulting from capital transactions	183,272	13,421	257,164	115,869
Total increase (decrease) in net assets	203,170	18,696	291,763	117,463
Net assets at beginning of period	390,213	97,646	301,620	(1,121)
Net assets at end of period	$593,383	$116,342	$593,383	$116,342

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share and per share data)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,599	$1,594
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(8,534)	1,849
Net realized (gain) loss on investments	6	(1,365)
Net accretion of discount and amortization of premium	(4,348)	(442)
Payment-in-kind interest and dividend capitalized	(503)	—
Amortization of deferred financing cost	1,169	405
Amortization of offering cost	24	126
Purchases of investments and change in payable for investments purchased	(823,136)	(220,708)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	170,587	15,701
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(4,345)	(520)
(Increase) decrease in prepaid expenses and other assets	113	133
(Decrease) increase in payable to affiliates	633	(432)
(Decrease) increase in management fees payable	406	89
(Decrease) increase in incentive fees payable	3,108	418
(Decrease) increase in interest payable	1,027	274
(Decrease) increase in accrued expenses and other liabilities	429	527
Net cash provided by (used in) operating activities	(628,765)	(202,351)

Cash flows from financing activities:
Borrowings on debt	604,000	283,850
Repayments on debt	(218,000)	(104,500)
Proceeds from issuance of common shares	274,970	116,815
Deferred financing costs paid	(2,284)	(726)
Dividends paid in cash	(12,997)	—
Offering costs paid	(6)	(33)
Net cash provided by (used in) financing activities	645,683	295,406
Net increase (decrease) in cash	16,918	93,055
Cash, beginning of period	11,263	35
Cash, end of period	$28,181	$93,090

Supplemental information and non-cash financing activities:
Excise tax paid (Note 2)	$5	$—
Interest paid during the period	$4,696	$154
Dividend reinvestment paid during the period	$4,738	$—
Dividend payable	$13,974	$1,533
Subscription receivable	$—	$587
Accrued but unpaid deferred financing costs during the period	$1,089	$1,643
Accrued but unpaid deferred offering costs during the period	$—	$44

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
PCX Holding Corp.	(4) (5) (6)	L + 6.25%	7.25%	04/22/2021	04/22/2027	18,510	$18,330	$18,330	3.09%
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(45)	(45)	(0.01)
PCX Holding Corp.	(4) (6) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(18)	(18)	0.00
							18,267	18,267	3.08
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (5) (7)	L + 5.75%	6.50%	06/29/2021	06/29/2028	24,010	23,651	23,651	3.99
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2028	—	(50)	(50)	(0.01)
CC SAG Holdings Corp. (Spectrum Automotive)	(4) (7) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(13)	(13)	0.00
Sonny's Enterprises, Inc.	(4) (5) (6)	L + 6.75%	7.75%	12/28/2020	08/05/2026	5,441	5,339	5,339	0.90
Sonny's Enterprises, Inc.	(4) (6) (13)	L + 6.75%	7.75%	12/28/2020	08/05/2026	10,928	10,661	10,661	1.80
							39,588	39,588	6.67
Automobiles
ARI Network Services, Inc.	(4) (5) (6)	L + 6.50%	7.50%	06/30/2021	02/28/2025	21,038	20,617	20,617	3.47
ARI Network Services, Inc.	(4) (5) (6) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	—	(78)	(77)	(0.01)
ARI Network Services, Inc.	(4) (6) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	1,333	1,273	1,273	0.21
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	(324)	(324)	(0.05)
Summit Buyer, LLC	(4) (6) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	(48)	(48)	(0.01)
Turbo Buyer, Inc.	(4) (6)	L + 6.00%	7.00%	05/14/2021	12/02/2025	35,000	34,317	34,317	5.78
Turbo Buyer, Inc.	(4) (6) (13)	L + 5.50%	6.50%	08/21/2020	12/02/2025	—	(366)	(683)	(0.12)
							55,391	55,075	9.28
Biotechnology
GraphPad Software, LLC	(4) (5) (6)	L + 5.50%	6.50%	04/28/2021	04/27/2027	12,250	12,130	12,130	2.04
GraphPad Software, LLC	(4) (6) (13)	L + 6.00%	7.00%	04/28/2021	04/27/2027	—	(17)	(17)	0.00
							12,113	12,113	2.04
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	3,478	3,448	3,460	0.58
Capstone Acquisition Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(2)	(2)	0.00
Sweep Purchaser, LLC	(4) (6)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,837	8,675	8,837	1.49
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	6.75%	11/30/2020	11/30/2026	3,355	3,277	3,355	0.57
Sweep Purchaser, LLC	(4) (6) (13)	L + 5.75%	6.75%	11/30/2020	11/30/2026	141	115	141	0.02
US Infra Svcs Buyer, LLC	(4) (5) (6)	L + 6.50%	7.50%	04/10/2020	04/13/2026	17,078	16,794	16,756	2.82
US Infra Svcs Buyer, LLC	(4) (6) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	1,282	1,113	1,085	0.18
US Infra Svcs Buyer, LLC	(4) (6) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	1,650	1,614	1,608	0.27
Valcourt Holdings II, LLC	(4) (6)	L + 5.50%	6.50%	01/07/2021	01/07/2027	25,530	25,053	25,530	4.30

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Valcourt Holdings II, LLC	(4) (5) (6)	L + 5.50%	6.50%	03/15/2021	01/07/2027	10,081	$9,888	$10,081	1.70%
Valcourt Holdings II, LLC	(4) (6) (13)	L + 5.50%	6.50%	01/07/2021	01/07/2027	908	781	908	0.15
Vessco Midco Holdings, LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,749	2,724	2,749	0.46
Vessco Midco Holdings, LLC	(4) (6) (13)	L + 4.50%	5.50%	10/30/2020	11/02/2026	1,217	1,201	1,217	0.21
Vessco Midco Holdings, LLC	(4) (6) (13)	L + 4.50%	5.50%	10/30/2020	10/18/2026	119	115	119	0.02
VRC Companies, LLC	(4) (5) (7) (9)	L + 5.50%	6.25%	06/30/2021	06/29/2027	49,583	48,840	48,840	8.23
VRC Companies, LLC	(4) (5) (7) (9) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(124)	(124)	(0.02)
VRC Companies, LLC	(4) (7) (9) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(25)	(25)	0.00
							123,487	124,535	20.99
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	10/17/2024	12,851	12,687	12,668	2.13
Brook and Whittle Holding Corp.	(4) (5) (6)	L + 5.25%	6.25%	04/16/2021	10/17/2024	982	968	968	0.16
							13,655	13,636	2.30
Diversified Consumer Services
Mammoth Holdings, LLC	(4) (5) (6)	L + 6.00%	7.00%	03/23/2021	10/16/2023	8,157	8,085	8,077	1.36
Mammoth Holdings, LLC	(4) (6) (13)	L + 6.00%	7.00%	06/15/2021	10/16/2023	16,926	16,584	16,569	2.79
Mammoth Holdings, LLC	(4) (6) (13)	L + 6.00%	7.00%	06/15/2021	10/16/2023	—	(9)	(9)	0.00
							24,660	24,637	4.15
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (6)	L + 6.25%	7.25%	10/06/2020	10/05/2026	17,413	16,940	17,413	2.93
AMCP Pet Holdings, Inc. (Brightpet)	(4) (6)	L + 6.25%	7.25%	12/29/2020	10/05/2026	16,583	16,121	16,583	2.79
AMCP Pet Holdings, Inc. (Brightpet)	(4) (6) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	(132)	—	0.00
AMCP Pet Holdings, Inc. (Brightpet)	(4) (6) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	1,458	1,302	1,458	0.25
Nellson Nutraceutical, Inc.	(4) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	24,803	24,413	24,803	4.18
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (6)	L + 6.25%	7.25%	12/18/2020	12/18/2025	11,194	10,990	11,194	1.89
							69,634	71,451	12.04
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5) (6)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,877	6,721	6,877	1.16
Bearcat Buyer, Inc.	(4) (6) (13)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,294	6,139	6,294	1.06
DCA Investment Holdings, LLC	(4) (7) (5)	L + 6.25%	7.00%	03/12/2021	03/12/2027	11,232	11,070	11,232	1.89
DCA Investment Holdings, LLC	(4) (7) (13)	L + 6.25%	7.00%	03/12/2021	03/12/2027	—	(20)	—	0.00
Stepping Stones Healthcare Services, LLC	(4) (5) (6)	L + 6.25%	7.25%	03/09/2021	03/09/2027	14,734	14,523	14,734	2.48
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	L + 6.25%	7.25%	03/09/2021	03/09/2027	653	623	653	0.11
Stepping Stones Healthcare Services, LLC	(4) (6) (13)	L + 6.25%	7.25%	03/09/2021	03/09/2026	—	(24)	—	0.00
							39,032	39,790	6.71

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	9,328	$9,078	$9,328	1.57%
Lightspeed Buyer, Inc.	(4) (6) (13)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(165)	—	0.00
							8,913	9,328	1.57
Industrial Conglomerates
Electrical Source Holdings, LLC	(4) (5) (6)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,700	29,455	29,700	5.01
Electrical Source Holdings, LLC	(4) (5) (6) (13)	L + 5.00%	6.00%	01/20/2021	11/25/2025	2,562	2,478	2,562	0.43
Electrical Source Holdings, LLC	(4) (6) (13)	L + 5.00%	6.00%	01/20/2021	11/25/2025	359	339	359	0.06
							32,272	32,621	5.50
Insurance
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	L + 5.75%	6.50%	11/25/2020	11/25/2026	14,595	14,394	14,595	2.46
Higginbotham Insurance Agency, Inc.	(4) (7) (13)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(28)	—	0.00
High Street Buyer, Inc.	(4) (5) (7)	L + 6.00%	6.75%	04/16/2021	04/14/2028	10,144	9,946	9,946	1.68
High Street Buyer, Inc.	(4) (5) (7) (13)	L + 6.00%	6.75%	04/16/2021	04/14/2028	5,825	5,581	5,580	0.94
High Street Buyer, Inc.	(4) (7) (13)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(41)	(41)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (5) (6)	L + 6.25%	7.25%	08/07/2020	08/27/2025	44,734	44,172	44,734	7.54
Integrity Marketing Acquisition, LLC	(4) (6) (13)	L + 5.75%	6.75%	02/05/2021	08/27/2025	10,401	10,059	10,401	1.75
Majesco	(4) (5) (6)	L + 7.75%	8.75%	09/21/2020	09/21/2027	23,780	23,183	23,306	3.93
Majesco	(4) (6) (13)	L + 7.75%	8.75%	09/21/2020	09/21/2026	—	(41)	(31)	(0.01)
Patriot Growth Insurance Services, LLC	(4) (6) (13)	L + 5.75%	6.75%	01/07/2021	01/02/2025	13,500	12,350	12,804	2.16
Propel Insurance Agency, LLC	(4) (5) (6)	L + 5.00%	6.00%	12/09/2020	06/01/2024	21,023	20,840	20,818	3.51
Propel Insurance Agency, LLC	(4) (6) (13)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(16)	(38)	(0.01)
RSC Acquisition, Inc.	(4) (5) (6)	L + 5.50%	6.50%	09/11/2020	10/30/2026	6,616	6,458	6,616	1.11
RSC Acquisition, Inc.	(4) (6) (13)	L + 5.50%	6.50%	09/11/2020	10/30/2026	—	(236)	—	0.00
World Insurance Associates, LLC	(4) (5) (6)	L + 5.75%	6.75%	05/22/2020	04/01/2026	38,485	37,060	37,746	6.36
World Insurance Associates, LLC	(4) (6) (13)	L + 5.75%	6.75%	05/22/2020	04/01/2026	19,400	18,832	18,884	3.18
World Insurance Associates, LLC	(4) (6) (13)	L + 5.75%	6.75%	04/01/2021	04/01/2026	—	(24)	(24)	0.00
							202,489	205,296	34.60
Interactive Media & Services
FMG Suite Holdings, LLC	(4) (6)	L + 5.50%	6.50%	04/30/2021	10/30/2026	23,625	23,165	23,165	3.90
FMG Suite Holdings, LLC	(4) (6) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(102)	(102)	(0.02)
FMG Suite Holdings, LLC	(4) (6) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(51)	(51)	(0.01)
MSM Acquisitions, Inc.	(4) (5) (6)	L + 6.00%	7.00%	12/09/2020	12/09/2026	33,397	32,773	33,397	5.63
MSM Acquisitions, Inc.	(4) (6) (13)	L + 6.00%	7.00%	12/09/2020	12/09/2026	2,960	2,889	2,960	0.50
Triple Lift, Inc.	(4) (5) (7)	L + 5.75%	6.50%	05/06/2021	05/06/2028	28,000	27,450	27,450	4.63

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Triple Lift, Inc.	(4) (7) (13)	L + 5.75%	6.50%	05/06/2021	05/06/2028	—	$(78)	$(78)	(0.01)%
							86,046	86,741	14.62
IT Services
Atlas Purchaser, Inc.	(5) (7)	L + 5.25%	6.00%	05/03/2021	05/08/2028	17,500	17,156	17,150	2.89
Donuts, Inc.	(4) (5) (6)	L + 6.00%	7.00%	01/20/2021	12/29/2026	18,656	18,302	18,656	3.14
Government Brands, LLC	(4) (5) (6)	L + 6.00%	7.00%	01/08/2021	07/09/2025	16,230	15,973	16,230	2.74
Government Brands, LLC	(4) (6) (13)	L + 6.00%	7.00%	01/08/2021	07/09/2025	—	(259)	—	0.00
Government Brands, LLC	(4) (6) (13)	L + 6.00%	7.00%	01/08/2021	07/09/2024	—	(28)	—	0.00
Recovery Point Systems, Inc.	(4) (5) (6)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,685	40,952	41,685	7.02
Recovery Point Systems, Inc.	(4) (6) (13)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(68)	—	0.00
Thrive Buyer, Inc. (Thrive Networks)	(4) (5) (6)	L + 6.00%	7.00%	02/01/2021	01/22/2027	20,875	20,476	20,458	3.45
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	3,849	3,665	3,661	0.62
Thrive Buyer, Inc. (Thrive Networks)	(4) (6) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(25)	(27)	0.00
							116,144	117,813	19.85
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (6)	L + 5.00%	6.00%	11/16/2020	11/16/2026	52,501	51,890	51,986	8.76
GSM Acquisition Corp. (GSM Outdoors)	(4) (6) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,617	1,562	1,575	0.27
							53,452	53,561	9.03
Machinery
Komline-Sanderson Group, Inc.	(4) (8)	L + 6.00%	6.50%	03/17/2021	03/17/2026	16,378	16,223	16,378	2.76
Komline-Sanderson Group, Inc.	(4) (8) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	7,417	7,290	7,417	1.25
Komline-Sanderson Group, Inc.	(4) (8) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	1,978	1,933	1,978	0.33
							25,446	25,773	4.34
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (6)	L + 4.75%	5.75%	12/22/2020	12/22/2027	707	697	707	0.12
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(1)	—	0.00
AWP Group Holdings, Inc.	(4) (6) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(2)	—	0.00
Ground Penetrating Radar Systems, LLC	(4) (5) (6)	L + 4.75%	5.75%	03/10/2021	06/26/2026	8,815	8,648	8,815	1.49
Ground Penetrating Radar Systems, LLC	(4) (6) (13)	L + 4.75%	5.75%	03/10/2021	06/26/2025	952	921	952	0.16
							10,263	10,474	1.77
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(4) (5) (6)	L + 6.25%	7.25%	03/17/2021	03/10/2027	18,900	18,491	18,900	3.19
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(37)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	210	178	210	0.04
Bullhorn, Inc.	(4) (5) (6)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,390	7,291	7,390	1.25
Bullhorn, Inc.	(4) (6) (13)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(7)	—	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
IQN Holding Corp., dba Beeline	(4) (5) (6)	L + 5.50%	6.50%	02/10/2020	08/20/2024	37,884	$37,747	$37,884	6.38%
IQN Holding Corp., dba Beeline	(4) (6) (13)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(14)	—	0.00
							63,649	64,384	10.85
Real Estate Management & Development
MRI Software, LLC	(4) (6)	L + 5.50%	6.50%	01/31/2020	02/10/2026	43,021	42,635	43,021	7.25
MRI Software, LLC	(4) (5) (6) (13)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(134)	—	0.00
MRI Software, LLC	(4) (6) (13)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(17)	—	0.00
							42,484	43,021	7.25
Software
Alert Media, Inc.	(4) (5) (6)	L + 5.00%	6.00%	04/12/2021	04/12/2027	14,000	13,797	13,797	2.33
Alert Media, Inc.	(4) (6) (13)	L + 5.00%	6.00%	04/12/2021	04/12/2026	—	(25)	(25)	0.00
Cleo Communications Holding, LLC	(4) (5) (6)	L + 6.75%	7.75%	06/09/2021	06/09/2027	39,998	39,601	39,601	6.67
Cleo Communications Holding, LLC	(4) (6) (13)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(124)	(124)	(0.02)
Diligent Corporation	(4) (5) (6)	L + 5.75%	6.75%	03/04/2021	08/04/2025	27,930	27,666	27,930	4.71
Diligent Corporation	(4) (5) (6) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(38)	—	0.00
Diligent Corporation	(4) (6) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(43)	—	0.00
GS AcquisitionCo, Inc.	(4) (5) (6)	L + 5.75%	6.75%	10/27/2020	05/24/2024	25,655	25,348	25,413	4.28
GS AcquisitionCo, Inc.	(4) (5) (6) (13)	L + 5.75%	6.75%	12/11/2020	05/24/2024	18,048	17,779	17,836	3.01
GS AcquisitionCo, Inc.	(4) (6) (13)	L + 5.75%	6.75%	10/27/2020	05/24/2024	639	622	626	0.11
Gurobi Optimization, LLC	(4) (5) (6)	L + 5.00%	6.00%	11/12/2020	12/19/2023	13,293	13,185	13,293	2.24
Gurobi Optimization, LLC	(4) (6) (13)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(13)	—	0.00
Pound Bidco, Inc.	(4) (5) (6) (10)	L + 6.50%	7.50%	01/28/2021	02/01/2026	6,395	6,277	6,395	1.08
Pound Bidco, Inc.	(4) (5) (6) (10) (13)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(21)	—	0.00
							144,011	144,742	24.39
Total First Lien Debt							$1,180,996	$1,192,846	201.02%

Second Lien Debt
Auto Components
PAI Holdco, Inc.	(4)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,253	$24,550	$25,253	4.26%
Electronic Equipment, Instruments & Components
1A Smart Start, LLC	(4) (6)	L + 8.50%	9.50%	06/02/2021	06/02/2028	21,250	20,934	20,934	3.53
Infinite Bidco, LLC	(4) (8)	L + 7.00%	7.50%	02/24/2021	03/02/2029	17,000	16,928	17,000	2.86
Infinite Bidco, LLC	(4) (8) (13)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(21)	—	0.00
							37,841	37,934	6.39

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Energy Equipment & Services
QBS Parent, Inc.	(4)	L + 8.50%	8.65%	02/10/2020	09/21/2026	15,000	$14,749	$14,527	2.45%
Industrial Conglomerates
Aptean, Inc.	(4) (7)	L + 7.00%	7.75%	04/22/2021	04/23/2027	5,950	5,950	5,950	1.00
IT Services
Idera, Inc.	(4) (7)	L + 6.75%	7.50%	02/04/2021	03/02/2029	3,887	3,858	3,887	0.66
Red Dawn SEI Buyer, Inc.	(4) (6)	L + 8.50%	9.50%	01/27/2021	11/20/2026	19,000	18,552	19,000	3.20
Help/Systems Holdings, Inc.	(4) (7)	L + 6.75%	7.50%	05/11/2021	11/19/2027	10,000	10,000	10,000	1.69
							32,410	32,887	5.54
Software
Flexera Software, LLC	(4) (6)	L + 7.00%	8.00%	03/03/2021	03/03/2029	13,500	13,238	13,500	2.28
Total Second Lien Debt							$128,738	$130,051	21.92%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (11)	16.25% PIK		12/18/2020	06/18/2026	1,659	$1,636	$1,635	0.28%
Total Unsecured Debt							1,636	1,635	0.28

Preferred Equity
Diligent Corporation	(4) (12)	10.50% PIK		04/06/2021		5,000	4,997	4,997	0.84
Total Preferred Equity							4,997	4,997	0.84

Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(4) (6) (12)			03/09/2021		25,500	2,550	2,683	0.45
CSC Thrive Holdings, LP (Thrive Networks)	(4) (12)			03/01/2021		150,000	375	369	0.06
GSM Equity Investors, LP (GSM Outdoors)	(4) (12)			11/16/2020		4,500	450	1,092	0.18
Help/Systems Holdings, Inc.	(10) (12)			05/12/2021			12,460	12,460	2.10
PCX Holding Corp.	(4) (12)			04/22/2021		6,538	654	654	0.11
Pet Holdings, Inc. (Brightpet)	(4) (12)			10/06/2020		12,313	1,231	1,288	0.22
RPS Group Holdings (Recovery Point Systems, Inc.)	(4) (12)			03/05/2021		1,000,000	1,000	890	0.15
Shelby Co-invest, LP (Spectrum Automotive)	(4) (12)			06/29/2021		8,500	850	850	0.14
SSG Holdco, LLC (Stepping Stones Healthcare Services, LLC)	(4) (12)			03/09/2021		11,431	1,700	1,864	0.31
Total Common Equity							21,270	22,150	3.72
Total Other Securities							$27,903	$28,782	4.84%
Total Portfolio Investments							$1,337,637	$1,351,679	227.79%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiaries. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company’s outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of June 30, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for the Company's variable rate loans were the 1-month L at 0.10%, the 3-month L at 0.15% and the 6-month L at 0.16%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(6)The interest rate floor on these investments as of June 30, 2021 was 1.00%.
(7)The interest rate floor on these investments as of June 30, 2021 was 0.75%.
(8)The interest rate floor on these investments as of June 30, 2021 was 0.50%.
(9)Position or a portion thereof unsettled as of June 30, 2021.
(10)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets represented 1% of total assets as calculated in accordance with regulatory requirements.
(11)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2021, the aggregate fair value of these securities is $27,147 or 4.57% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)Position or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/10/2022	$3,500	$—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	1,190	—
Alert Media, Inc.	0.50%	Revolver	04/12/2026	1,750	(25)
AMCP Pet Holdings, Inc. (Brightpet)	1.00%	Delayed Draw Term Loan	04/06/2022	5,000	—
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	4,375	—
ARI Network Services, Inc.	1.00%	Delayed Draw Term Loan	12/30/2021	3,878	(78)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,697	(34)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	131	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	158	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/12/2022	506	(2)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	6,608	(50)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	881	(13)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(124)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2022	$2,768	$—
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/06/2022	4,000	—
Diligent Corporation	0.50%	Revolver	08/04/2025	4,500	—
Electrical Source Holdings, LLC	1.00%	Delayed Draw Term Loan	01/15/2023	3,989	—
Electrical Source Holdings, LLC	0.50%	Revolver	11/25/2025	734	—
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/30/2022	5,250	(102)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	(51)
Government Brands, LLC	1.00%	Delayed Draw Term Loan	01/08/2022	16,500	—
Government Brands, LLC	0.50%	Revolver	07/09/2024	1,875	—
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(17)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	689	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	04/01/2022	11,900	(32)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	730	(7)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	2,663	(26)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	4,118	—
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/16/2021	48	(1)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	04/16/2023	13,347	(130)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(41)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	08/05/2022	14,573	—
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	—
Komline-Sanderson Group, Inc.	0.50%	Delayed Draw Term Loan	03/17/2023	11,897	—
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	2,768	—
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	9,375	—
Majesco	0.50%	Revolver	09/21/2026	1,575	(31)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	09/12/2022	866	(8)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	18,586	(182)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	(9)
MRI Software, LLC	1.00%	Delayed Draw Term Loan	02/10/2022	17,314	—
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	987	—
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	01/07/2023	24,000	(239)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	06/25/2023	32,500	(323)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	9,255	(45)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,851	(18)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	1,163	—
Propel Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	12/09/2022	3,873	(38)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	$4,000	$—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/30/2022	10,143	—
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	3,592	(66)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	03/09/2023	1,408	—
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	03/09/2026	1,718	—
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	32,580	(324)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(48)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	02/12/2023	1,699	—
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	1,266	—
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	06/30/2023	5,589	(112)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,331	(27)
Triple Lift, Inc.	0.50%	Revolver	05/06/2028	4,000	(78)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/21/2022	35,000	(683)
US Infra Svcs Buyer, LLC	1.00%	Delayed Draw Term Loan	04/13/2026	9,210	(173)
US Infra Svcs Buyer, LLC	0.50%	Revolver	04/13/2026	600	(11)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	6,000	—
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	570	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	328	—
VRC Companies, LLC	1.00%	Delayed Draw Term Loan	06/29/2023	8,264	(124)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(25)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	10/01/2022	7,561	(145)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	1,269	(24)
Total First Lien Debt Unfunded Commitments				422,969	(3,466)
Second Lien Debt
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/18/2022	8,500	—
Total Second Lien Debt Unfunded Commitments				8,500	—
Total Unfunded Commitments				$431,469	$(3,466)

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	$6,741	$6,741	2.23%
Bearcat Buyer, Inc.	(4) (5) (10)	L + 4.75%	5.75%	11/18/2020	07/09/2026	1,425	1,256	1,256	0.42
							7,997	7,997	2.65
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	9,375	9,100	9,100	3.02
Lightspeed Buyer, Inc.	(4) (5) (10)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(182)	(182)	(0.06)
							8,918	8,918	2.96
Industrial Conglomerates
Aptean, Inc.	(4) (5) (6)	L + 5.25%	6.25%	06/30/2020	04/23/2026	1,990	1,962	1,990	0.66
Electrical Source Holdings LLC	(4) (5) (6)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,850	29,580	29,850	9.90
							31,542	31,840	10.56
Insurance
Higginbotham Insurance Agency, Inc.	(4) (8)	L + 5.75%	6.50%	11/25/2020	11/25/2026	14,632	14,415	14,415	4.78
Higginbotham Insurance Agency, Inc.	(4) (8) (10)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(30)	(30)	(0.01)
Integrity Marketing Acquisition LLC	(4) (5) (10)	L + 6.25%	7.25%	08/07/2020	08/27/2025	29,386	28,763	29,386	9.74
Majesco	(4) (5)	L + 7.75%	8.75%	09/21/2020	09/21/2027	14,852	14,420	14,852	4.92
Majesco	(4) (5) (10)	L + 7.75%	8.75%	09/21/2020	09/21/2026	—	(45)	—	—
Propel Insurance Agency LLC	(4) (5)	L + 5.00%	6.00%	12/09/2020	06/01/2024	18,427	18,245	18,245	6.05
Propel Insurance Agency LLC	(4) (5) (10)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(19)	(19)	(0.01)
RSC Acquisition, Inc.	(4) (5) (6)	L + 5.50%	6.50%	09/11/2020	10/30/2026	2,938	2,853	2,938	0.97
RSC Acquisition, Inc.	(4) (5) (10)	L + 5.50%	6.50%	09/11/2020	10/30/2026	703	357	703	0.23
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	05/22/2020	04/01/2026	10,269	9,658	9,966	3.30
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	05/22/2020	04/01/2026	4,679	4,404	4,541	1.51
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	10/15/2020	04/01/2026	19,387	18,814	18,814	6.24
World Insurance Associates LLC	(4) (5) (10)	L + 5.50%	6.50%	10/15/2020	04/01/2026	10,087	9,758	9,758	3.24
World Insurance Associates LLC	(4) (5) (10)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	(46)	(46)	(0.02)
							121,547	123,523	40.95
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5)	L + 6.00%	7.00%	12/09/2020	12/09/2026	23,684	23,215	23,215	7.70
MSM Acquisitions, Inc.	(4) (5) (10)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(49)	(49)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (10)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(78)	(78)	(0.03)
							23,088	23,088	7.65
IT Services
Ensono, LP	(4) (6)	L + 5.75%	5.90%	06/25/2020	06/27/2025	14,925	14,434	14,925	4.95
Help/Systems Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	06/16/2020	11/19/2026	19,850	19,584	19,701	6.53
Recovery Point Systems, Inc.	(4) (5)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,895	41,100	41,895	13.89
Recovery Point Systems, Inc.	(4) (5) (10)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(75)	—	—
							75,043	76,521	25.37

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Auto Components
PAI Holdco, Inc.	(4) (5)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,000	$24,261	$24,261	8.04%
Total Second Lien Debt							$53,505	$53,155	17.62
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	N/A	16.25% PIK	12/18/2020	06/18/2026	1,509	1,509	1,509	0.50
Total Unsecured Debt							1,509	1,509	0.50
Common Equity
Pet Holdings, Inc. (Brightpet)	(4)					10,000	1,000	1,000	0.33
GSM Equity Investors, LP (GSM Outdoors)	(4)					4,500	450	450	0.15
Total Common Equity							1,450	1,450	0.48
Total Other Securities							$2,959	$2,959	0.98%
Total Portfolio Investments							$631,473	$636,981	$211.19%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiaries. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company's outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.

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

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)	The interest rate floor on these investments as of December 31, 2020 was 1%.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined in Note 6). See Note 6 “Debt”.
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
(10)
Position or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2020:

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AMCP Pet Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/06/2022	$5,000	$(144)
AMCP Pet Holdings, Inc.	0.50%	Revolver	10/01/2025	5,833	(172)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	(1)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	158	(2)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/18/2022	5,413	(134)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	507	3
Divisions Holding Corporation	1.00%	Delayed Draw Term Loan	08/14/2022	5,217	—
Divisions Holding Corporation	0.50%	Revolver	08/14/2026	3,478	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	10/17/2021	11,235	(109)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/24/2024	1,370	(20)
GSM Acquisition Corp.	1.00%	Delayed Draw Term Loan	11/16/2022	2,195	(32)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	3,418	(50)
Gurobi Optimization LLC	0.50%	Revolver	12/19/2023	1,607	(15)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	4,119	(31)
HighTower Holdings LLC	1.00%	Delayed Draw Term Loan	10/14/2022	2,419	(17)
Integrity Marketing Acquisition LLC	1.00%	Delayed Draw Term Loan	02/07/2022	15,540	—
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	(43)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	9,375	(182)
Majesco	0.50%	Revolver	09/21/2026	1,575	—
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	908	—
MRI Software LLC	1.00%	Incremental Delayed Draw Term Loan	02/10/2022	15,096	—
MRI Software LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	9,869	(49)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	3,947	(78)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	3,874	(19)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/31/2022	11,353	—
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	13,281	(266)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	2,813	(28)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	1,406	(28)
Turbo Buyer, Inc.	1.00%	Incremental Delayed Draw Term Loan	02/21/2022	35,000	(407)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	9,510	—
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	—
Vessco Midco Holdings LLC	1.00%	Delayed Draw Term Loan	10/30/2022	1,655	(16)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	447	(4)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	04/15/2022	$2,438	$(64)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	06/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				206,540	(1,954)
Total Unfunded Commitments				$206,540	$(1,954)

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(1)Organization

Morgan Stanley Direct Lending Fund (together with its subsidiaries, the “Company”) is an externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 Act, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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
June 30, 2021
(In thousands, except shares and per share data)

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

As of June 30, 2021, the Company’s consolidated subsidiaries were CA SPV, DLF SPV and DLF LLC (collectively, the “SPVs”).

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
June 30, 2021
(In thousands, except shares and per share data)

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected cash.

Dividend income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income are presented net of withholding tax, if any.

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Investment Adviser on behalf of the Company, are reimbursed by the Company.

The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement as described in Note 3 below. The fees are recorded on the Consolidated Statements of Operations.
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

For the three and six months ended June 30, 2021, the Company incurred $0 and $5, respectively, of U.S. federal excise tax.
New Accounting Standards

In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (“Base Management Fee”) and an incentive fee. The costs of both the Base Management Fee and the incentive fee will ultimately be borne by the Company’s stockholders.

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

For the three and six months ended June 30, 2021, Base Management Fees were $701 and $1,193 net of waiver, respectively, and for the three and six months ended June 30, 2020, Base Management Fees were $89 and $106 net of waiver, respectively.

As of June 30, 2021 and December 31, 2020, $701 and $295, respectively, was payable to the Investment Adviser relating to Base Management Fees.
Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
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

For the three and six months ended June 30, 2021, $3,540 and $5,846, respectively, of income based incentive fee were accrued to the Investment Adviser. For the three and six months ended June 30, 2020, $418 and $418, respectively, of income based incentive fee were accrued to the Investment Adviser.

For the three and six months ended June 30, 2021, $680 and $1,492, respectively, of capital gains incentive fee were accrued to the Investment Adviser. For the three and six months ended June 30, 2020, no capital gains incentive fee were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of June 30, 2021, $3,540 and $2,457 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

As of December 31, 2020, $1,548 and $1,341 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears.

For the three and six months ended June 30, 2021, the Company incurred $54 and $104, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.

For the three and six months ended June 30, 2020, the Company incurred $50 and $86, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2021 and December 31, 2020 were $147 and $60, respectively.

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

For the three months ended June 30, 2021, the Company incurred $3 towards organization cost. $86 of previously waived expenses was recouped as a result of an increase in the Company's total Capital Commitments, and was included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2021.

For the six months ended June 30, 2021, the Company incurred $42 towards organization cost and amortization of offering cost. $97 of previously waived expenses was recouped as a result of an increase in the Company’s total Capital Commitments, and was included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2021.

For the three and six months ended June 30, 2020, the Company incurred $154 and $335, respectively, towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $24 and $133, respectively, were waived.

As of June 30, 2021 and December 31, 2020, organization cost and offering cost are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

Morgan Stanley Investment

MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate Capital Commitment of $200,000 to the Company in 2019. As of June 30, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate Capital Commitments received, respectively.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,180,996	$1,192,846	88.3%	$575,009	$580,867	91.2%
Second Lien Debt	128,738	130,051	9.6%	53,505	53,155	8.3
Other Securities	27,903	28,782	2.1%	2,959	2,959	0.5
Total	$1,337,637	$1,351,679	100.0%	$631,473	$636,981	100.0%

The industry composition of the Company’s investments at fair value were as follows:

	June 30, 2021	December 31, 2020 (1)
Aerospace and Defense	1.4%	—%
Auto Components	4.9	4.6
Automobiles	4.1	(0.1)
Biotechnology	0.9	—
Commercial Services & Supplies	9.2	10.0
Containers & Packaging	1.0	2.0
Diversified Consumer Services	1.8	1.5
Diversified Financial Services	—	2.7
Electronic Equipment, Instruments & Components	2.8	—
Energy Equipment & Services	1.1	2.3
Food Products	5.5	11.2
Health Care Providers & Services	3.1	1.3
Health Care Technology	0.7	1.4
Industrial Conglomerates	2.9	5.0
Insurance	15.1	19.4
Interactive Media & Services	6.4	3.6
IT Services	12.2	12.0
Leisure Products	4.0	3.8
Machinery	1.9	—
Multi-Utilities	0.8	0.1
Professional Services	5.0	7.1
Real Estate Management & Development	3.2	5.3
Software	12.0	6.8
Total	100.0%	100.0%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

The geographic composition of investments at cost and fair value were as follows:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$1,337,637	$1,351,679	100.0%	$631,473	$636,981	100.0%
Total	$1,337,637	$1,351,679	100.0%	$631,473	$636,981	100.0%

(5)Fair Value Measurements

The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company’s board of directors (the “Board”), with the assistance of the Audit Committee of the Board (the “Audit Committee”), determines the fair value of the assets for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

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
June 30, 2021
(In thousands, except shares and per share data)

lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers' quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The Board undertakes a multi-step valuation process each quarter, as described below:

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

(3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;

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
June 30, 2021
(In thousands, except shares and per share data)

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

During the three and six months ended June 30, 2021, there were $3,864 and $2,849 of portfolio investments transferred into Level 3 from Level 2 at fair value, respectively, as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.

The following table presents the fair value hierarchy of the investments:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,150	$1,175,696	$1,192,846
Second Lien Debt	—	—	130,051	130,051
Other Securities	—	12,460	16,322	28,782
Total Investments	$—	$29,610	$1,322,069	$1,351,679

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,549	$558,318	$580,867
Second Lien Debt	—	—	53,155	53,155
Other Securities	—	—	2,959	2,959
Total Investments	$—	$22,549	$614,432	$636,981

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, March 31, 2021	$822,006	$93,071	$9,147	$924,224
Purchases of investments	451,530	36,880	6,379	494,789
Proceeds from principal repayments and sales of investments	(103,179)	(5,000)	—	(108,179)
Accretion of discount/amortization of premium	2,671	148	—	2,819
Payment-in-kind		125	188	313
Net change in unrealized appreciation (depreciation)	2,674	963	608	4,245
Net realized gains (losses)	(6)	—	—	(6)
Transfers into/out of Level 3	—	3,864	—	3,864
Fair value, June 30, 2021	$1,175,696	$130,051	$16,322	$1,322,069

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$4,423	$1,056	$608	$6,087

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, December 31, 2020	$558,318	$53,155	$2,959	$614,432
Purchases of investments	740,584	89,398	12,235	842,217
Proceeds from principal repayments and sales of investments	(135,658)	(15,000)	—	(150,658)
Accretion of discount/amortization of premium	3,494	581	—	4,075
Payment-in-kind		253	250	503
Net change in unrealized appreciation (depreciation)	6,115	1,664	878	8,657
Net realized gains (losses)	(6)	—	—	(6)
Transfers into/out of Level 3	2,849	—	—	2,849
Fair value, June 30, 2021	$1,175,696	$130,051	$16,322	$1,322,069

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$7,341	$1,664	$878	$9,883

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, March 31, 2020	$73,217	$13,949	$87,166
Purchases of investments	86,844	—	86,844
Proceeds from principal repayments and sales of investments	(1,989)	—	(1,989)
Accretion of discount/amortization of premium	355	8	363
Net change in unrealized appreciation (depreciation)	2,240	228	2,468
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, June 30, 2020	$160,667	$14,185	$174,852

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2020	$2,239	$228	$2,467

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, December 31, 2019	$—	$—	$—
Purchases of investments	163,245	14,700	177,945
Proceeds from principal repayments and sales of investments	(2,086)	—	(2,086)
Accretion of discount/amortization of premium	374	13	387
Net change in unrealized appreciation (depreciation)	(866)	(528)	(1,394)
Net realized gains (losses)	—	—	—
Transfers into/out of Level 3	—	—	—
Fair value, June 30, 2020	$160,667	$14,185	$174,852

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2020	$(866)	$(528)	$(1,394)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$1,175,696	Yield Analysis	Discount Rate	5.36%	8.90%	7.22%
Investments in second lien debt	130,051	Yield Analysis	Discount Rate	7.15%	10.79%	9.01%
Investments in other securities:
	1,635	Yield Analysis	Discount Rate	17.85%	17.85%	17.85%
	14,687	Market Approach	EBITDA Multiple	8.07x	27.99x	18.47x
Total investments in other securities	$16,322
Total investments	$1,322,069

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$558,318	Yield Analysis	Discount Rate	5.75%	8.86%	7.18%
Investments in second lien debt	53,155	Yield Analysis	Discount Rate	10.35%	10.95%	10.52%
Investments in other securities	2,959	Market Approach	EBITDA Multiple	9.15x	10.01x	9.71x
Total Investments	$614,432

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$348,850	$348,850	$333,850	$333,850
BNP Funding Facility	371,000	371,000	—	—
Total	$719,850	$719,850	$333,850	$333,850

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the CIBC Subscription Facility and the BNP Funding Facility (each as defined below), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of both June 30, 2021 and December 31, 2020.

(6) Debt

CIBC Subscription Facility

On December 31, 2019, the Company entered into a revolving credit agreement (the “CIBC Subscription Facility”) with CIBC Bank USA, as administrative agent and arranger, which was subsequently amended on February 3, 2020 and November 17, 2020. The maximum principal amount of the CIBC Subscription Facility, which was $100.0 million as of December 31, 2019, was increased to $400.0 million on November 17, 2020.

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

The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one-, two-, or three-month London Interbank Offered Rate, or LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility for the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$1,512	$295	$3,152	$428
Facility unused commitment fees	32	135	49	250
Amortization of financing costs	342	234	675	405
Total	$1,886	$664	$3,876	$1,083
Weighted average interest rate (excluding unused fees and financing costs)	1.78%	2.04%	1.79%	2.23%
Weighted average outstanding balance	$335,839	$57,214	$350,795	$37,879

During the three months ended June 30, 2021 and June 30, 2020, the Company borrowed $124,000 and $164,850, respectively, and repaid $153,000 and $101,500, respectively, under the CIBC Subscription Facility.

During the six months ended June 30, 2021 and June 30, 2020, the Company borrowed $215,000 and $283,850, respectively, and repaid $200,000 and $104,500, respectively, under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC (the “BNP Funding Facility”). As of June 30, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility. The summary information of the BNP Funding Facility for the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Borrowing interest expense	$2,021	$—	$2,571	$—
Facility unused commitment fees	25	—	35	—
Amortization of financing costs	286	—	494	—
Total	$2,332	$—	$3,100	$—
Weighted average interest rate (excluding unused fees and financing costs)	2.48%	—%	2.52%	—%
Weighted average outstanding balance	$322,637	$—	$202,983	$—

During the three months ended June 30, 2021, the Company borrowed $174,500 and repaid $18,000 under the BNP Funding Facility. During the six months ended June 30, 2021, the Company borrowed $389,000 and repaid $18,000 under the BNP Funding Facility.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

The Company’s outstanding debt obligations were as follows:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$348,850	$51,150	$51,150
BNP Funding Facility	600,000	371,000	229,000	131,061
Total	$1,000,000	$719,850	$280,150	$182,211

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348

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

As of June 30, 2021 and December 31, 2020, the Company had $431,469 and $206,540 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

A summary of the Company’s contractual payment obligations under the CIBC Subscription Facility and BNP Funding Facility as of June 30, 2021 was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$348,850	$—	$348,850	$—	$—
BNP Funding Facility	371,000	—	—	371,000	—
Total Contractual Obligations	$719,850	$—	$348,850	$371,000	$—

As of June 30, 2021 and December 31, 2020, the Company had $1,584,824 and $1,445,809, respectively, in total capital commitments from stockholders, of which $1,012,472 and $1,148,427, respectively, were unfunded.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(8)Net Assets

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of June 30, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$4,702	$(1,156)
Net investment income (loss)	26,071	10,635
Net realized gain (loss)	(6)	2,154
Net unrealized appreciation (depreciation)	8,534	5,508
Dividend declared	(22,544)	(13,926)
Tax reclassification of stockholders' equity	—	1,487
Net distributable earnings (accumulated losses), end of period	$16,757	$4,702

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
Total	13,261,964	$274.97

The following table summarizes the total shares issued and proceeds received related to the Company's capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
Total	6,054,318	$117.40

The following table summarizes the Company’s dividends declared and payable for the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	13,974
Total Distributions			$0.94	$22,544

The following table summarizes the Company’s dividends declared and payable for the six months ended June 30, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	$1,533
Total Distributions			$0.29	$1,533

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

We adopted an “opt in” dividend reinvestment plan, or the DRIP. As a result, our stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.

The following table summarizes DRIP shares issued and amounts for the six months ended June 30, 2021 (dollar amounts in thousands):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
Total	$4,738	231,675

No DRIP shares were issued for the six months ended June 30, 2020.
(9)Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$19,898	$5,275	$34,599	$1,594
Denominator for basic and diluted earnings per share - weighted average shares outstanding	25,409,035	5,329,136	21,205,672	4,476,805	(1)
Basic and diluted earnings per share	$0.78	$0.99	$1.63	$0.36
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through June 30, 2020.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(10) Financial Highlights
The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period for the six months ended June 30, 2020 represents the initial offering price per share. The following are the financial highlights for the six months ended June 30, 2021 and June 30, 2020, respectively (dollar amounts in thousands, except per share data):

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$20.00
Net investment income (loss)	1.23	0.46
Net unrealized and realized gain (loss)(2)	0.40	(1.32)
Net increase (decrease) in net assets resulting from operations	1.63	(0.86)
Distributions declared	(0.94)	(0.29)
Issuance of common stock	0.04	0.36
Total increase (decrease) in net assets	0.73	(0.79)
Net asset value, end of period	$20.81	$19.21
Shares outstanding, end of period	28,518,064	6,056,067
Total return based on net asset value(3)	8.37%	(2.52)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$593,383	$116,342
Weighted average shares outstanding	21,205,672	4,476,805	(4)
Ratio of net expenses to average net assets(5)	6.05%	5.13%
Ratio of expenses before waivers to average net assets(5)	7.58%	5.94%
Ratio of net investment income to average net assets(5)	12.97%	5.06%
Total capital commitments, end of period	$1,584,824	$1,201,629
Ratios of total contributed capital to total committed capital, end of period	36.11%	9.77%
Asset coverage ratio	182.43%	164.87%
Portfolio turnover rate	17.69%	17.81%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2021 and June 30, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan.
(4)For the six months ended June 30, 2020, weighted average shares outstanding was calculated for the period from February 5, 2020, the date of first external issuance of shares through June 30, 2020.
(5)Amounts are annualized except for incentive fees, and expense support amounts relating to organizational and offering costs.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2021
(In thousands, except shares and per share data)

(11) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On July 6, 2021, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 7,161,130 shares of Common Stock for an aggregate offering price of approximately $149.9 million. The sale closed on July 16, 2021.

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Facility”) with Truist Bank. The maximum principal amount of the Truist Facility is $650.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Truist Facility may be increased to $1.0 billion through the exercise by the Company, as the borrower, of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Truist Facility will mature on July 16, 2026.

The description above is only a summary of the Truist Facility and is qualified in its entirety by reference to the full text of such agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on July 22, 2021 and incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in thousands, except per share amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms
“Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation, and amortization in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic assets. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees.
On September 18, 2020, the SEC granted our Investment Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order), which are managed by our Investment Adviser or its affiliates, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the efficiency and success of the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. In addition, government spending in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed almost entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. While the U.S. Food and Drug Administration has approved certain vaccines for emergency use, we cannot be certain if and when the United States and countries worldwide will achieve “herd immunity”. Any delay in the dissemination of the vaccines and any unwillingness amongst the population to get vaccinated could result in further social distancing measures and/or localized outbreaks, which may impede the global economic recovery. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on such pronouncements. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future.
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high start-up costs or other obstacles that prevent new competitors from easily entering the portfolio company's industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments. Our Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continue to monitor each investment throughout its life cycle.

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
Revenue
We expect to generate revenue primarily in the form of interest income on debt investments we hold. In addition, we expect to generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as the London Inter-bank Offered Rate, or LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement entered into between us and our Investment Adviser, or the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator, or the Administration Agreement; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to an expense support and waiver agreement entered into with the Investment Adviser, or the Expense Support and Waiver Agreement);
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

PORTFOLIO AND INVESTMENT ACTIVITY
As of June 30, 2021, we had investments in 62 portfolio companies across 22 industries. Based on fair value as of June 30, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 98.8% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 0.94% as of June 30, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of June 30, 2021, our weighted average total yield on debt securities at amortized cost was 7.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2021.

As of December 31, 2020, we had investments in 36 portfolio companies across 19 industries. Based on fair value as of December 31, 2020, 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 95.2% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 1.0% as of December 31, 2020. Our weighted average total yield on debt securities at amortized cost was 7.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

	As of and for the Three Months Ended June 30, 2021	As of and for the Three Months Ended June 30, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$608,490	$156,163
Less: Syndications/Sell down	(15,885)	—
Net New Investments Committed/Purchased	592,605	156,163
Investments, at Cost
Investments, beginning of period	937,829	93,231
New investments purchased	524,400	135,651
Net accretion of discount on investments	3,080	419
Payment-in-kind	313	—
Net realized gain (loss) on investments	(6)	1,365
Investments sold or repaid	(127,979)	(24,299)
Investments, end of period	1,337,637	206,367
Amount of investments funded at principal
First lien debt investments	476,774	141,609
Second lien debt investments	37,200	—
Other securities(2)	18,839	—
Total	532,813	141,609
Proceeds from investments sold or repaid:
First lien debt investments	120,355	24,299
Second lien debt investments	5,000	—
Total	$125,355	$24,299
Weighted average yield on debt and income producing investments, at cost(3)	7.5%	7.5%
Weighted average yield on debt and income producing investments, at fair value(3)	7.4%	7.5%
Number of portfolio companies	62	13
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%
(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of preferred and common equity investments funded.
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

As part of the monitoring process, our Investment Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Investment Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Investment Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Investment Adviser’s Internal Risk Rating system:

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

Category 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance, non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2021 and December 31, 2020 was as follows (dollar amounts in thousands):

	June 30, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	1,351,679	100.0	62
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$1,351,679	100.0%	62

	December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$31,230	4.9%	1
Risk rating 2	605,751	95.1	35
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$636,981	100.0%	36

An investment with Risk Rating of 1 as of December 31, 2020 was repaid in full during the three months ended June 30, 2021, resulting in a decrease of total fair value in Risk Rating 1 as of June 30, 2021.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$26,414	$3,890	$43,759	$4,813
Less: Net expenses	10,402	1,921	17,683	2,735
Net investment income	16,012	1,969	26,076	2,078
Less: Excise tax expense	—	—	5	—
Net change in unrealized appreciation (depreciation)	3,892	1,941	8,534	(1,849)
Net realized gain (loss)	(6)	1,365	(6)	1,365
Net increase (decrease) in net assets resulting from operations	$19,898	$5,275	$34,599	$1,594
Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income:
Interest income	$22,784	$2,942	$37,740	$3,859
Payment-in-kind interest income	190	—	378	—
Dividend income	122	—	122	—
Other income	3,318	948	5,519	954
Total investment income	$26,414	$3,890	$43,759	$4,813

Interest income from investments increased from $2.9 million for the three months ended June 30, 2020 to $22.8 million for the three months ended June 30, 2021. Interest income increased from $3.9 million for the six months ended June 30, 2020 to $37.7 million for the six months ended June 30, 2021. The increase was primarily driven by our deployment of capital and invested balance of investments.  The size of our investment portfolio at fair value increased to $1,351.7 million at June 30, 2021 from $204.5 million at June 30, 2020. All senior secured debt investments were income-producing as of June 30, 2021.

We received payment-in-kind, or PIK, interest income of $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The increase was driven by new investments made during such periods earning PIK interest income.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

We accrued dividend income of $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively, from a preferred equity investment made during such periods accruing dividend income.

Other income from investments increased from $0.9 million for the three months ended June 30, 2020 to $3.3 million for the three months ended June 30, 2021. Other income increased from $0.9 million for the six months ended June 30, 2020 to $5.5 million for the six months ended June 30, 2021. The increase was primarily driven by an increase in syndication fees earned.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expenses:
Interest and other financing expenses	$4,218	$664	$6,976	$1,083
Management fees	2,804	356	4,771	422
Income based incentive fee	3,540	418	5,846	418
Capital gains incentive fee	680	—	1,492	—
Organization and offering costs	3	154	42	335
Professional fees	549	462	1,041	624
Directors’ fees	83	87	165	174
Administrative service fees	54	50	104	86
General and other expenses	488	21	727	42
Total expenses	12,419	2,212	21,164	3,184
Expense support	86	(24)	97	(133)
Management fees waiver	(2,103)	(267)	(3,578)	(316)
Net expenses	$10,402	$1,921	$17,683	$2,735
Excise tax expense	$—	$—	$5	$—
The increase in interest and other financing expenses from $0.7 million to $4.2 million for the three months ended June 30, 2020 to the three months ended June 30, 2021 was primarily driven by the increase in weighted average interest rate from 2.04% to 2.12% and increased borrowings under our credit facilities as a result of increased deployment of capital for investments. Weighted average outstanding debt balance increased to $658.5 million for the three months ended June 30, 2021 from $57.2 million for the three months ended June 30, 2020.
The increase in interest and other financing expenses from $1.1 million to $7.0 million for the six months ended June 30, 2020 to the six months ended June 30, 2021 was primarily driven by increased borrowings under our credit facilities as a result of increased deployment of capital for investments. Weighted average outstanding debt balance increased to $553.8 million for the six months ended June 30, 2021 from $37.9 million for the six months ended June 30, 2020.
The increase in management fees (net of management fees waiver) and income based incentive fee for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were primarily driven by increased deployment of capital, which resulted in higher average gross assets as a basis for base management fee calculation, and higher pre-incentive fee net investment income for income based incentive fee calculation. Total value of the investment portfolio was $1,351.7 million at June 30, 2021 and $204.5 million at June 30, 2020. Total pre-incentive fee net investment income was $20.2 million and $2.4 million for the three months ended June 30, 2021 and June 30, 2020.
The capital gains incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement. For the three months ended June 30, 2021, we accrued capital gains incentive fee of $0.7 million due to net change in unrealized gain of $3.9 million during the period. No capital gains incentive fee was payable as of June 30, 2021 since there was no realized gains during the period. For the three months ended June 30, 2020, we did not accrue any capital gains incentive fee as we were at a net realized and unrealized cumulative loss position at June 30, 2020.

Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily driven by an increase in our investments as a result of our deployment of capital.
For the three and six months ended June 30, 2021, expense support includes recoupment of previously waived excess organization and offering expenses of $86 and $97, respectively. For the three and six months ended June 30, 2020, expense support includes excess organization and offering costs of $24 and $133, respectively, that the Investment Adviser had committed to pay. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and six months ended June 30, 2021, we incurred $— and $5 of U.S. federal excise tax, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(6)	$1,365	$(6)	$1,365
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,892	1,941	8,534	(1,849)
Net realized and unrealized gains (losses)	$3,886	$3,306	$8,528	$(484)

During the three and six months ended June 30, 2021, the net change in unrealized appreciation of $3.9 million and $8.5 million of investments were primarily driven by the increase of valuations of our debt investments as a result of the tightening credit spread environment and strong portfolio company performance.

The net change in unrealized loss of $1.8 million of investments during the six months ended June 30, 2020 was a result of $3.8 million of unrealized investment loss as of March 31, 2020, offset by $1.9 million net change in unrealized gain during the three months ended June 30, 2020. Markdowns in the fair value of our investment portfolio as of March 31, 2020, impacted by a widening credit spread environment and weakness in the broadly syndicated loan market during the period, were partially recovered during the three months ended June 30, 2020.

For the three and six months ended June 30, 2021, the net realized loss was $6. For the three and six months ended June 30, 2020, the net realized gains were driven by the sale of broadly syndicated loan investments in the secondary market.

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
As of June 30, 2021, we had approximately $28.2 million of cash, which taken together with our approximately $51.2 million and $229.0 million of availability under the CIBC Subscription Facility and the BNP Funding Facility, each as defined in Note 6 of our accompanying unaudited consolidated financial statements (subject to borrowing base availability), respectively, and our approximately $1,012.5 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of June 30, 2021, we had received aggregate Capital Commitments of approximately $1,584.8 million, of which $200.0 million was from an affiliate of the Investment Adviser.
During the six months ended June 30, 2021, we received proceeds from four capital calls and issued shares to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
Total	13,261,964	$274.97
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
Total	6,054,318	$117.40
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the six months ended June 30, 2021 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	10.7%	13,974
Total Distributions			$0.94		$22,544

The following table summarizes our distributions declared and payable for the six months ended June 30, 2020 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	6.0%	$1,533
Total Distributions			$0.29		$1,533

(1) Dividend yield (annualized) is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter, the capital called and dividend reinvested during the quarter and annualizing over 4 quarterly periods.

We adopted an “opt in” dividend reinvestment plan, or the DRIP. As a result, our stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.

The following table summarizes DRIP shares issued and amounts for the six months ended June 30, 2021 (dollar amounts in thousands). No DRIP shares were issued for the six months ended June 30, 2020:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
Total	$4,738	231,675

Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$348,850	$51,150	$51,150
BNP Funding Facility	600,000	371,000	229,000	131,061
Total	$1,000,000	$719,850	$280,150	$182,211

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348
(1) The amount available reflects any limitations related to each credit facility's borrowing base.
CIBC Subscription Facility

On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA, as administrative agent and arranger, which was subsequently amended on February 3, 2020 and November 17, 2020. As of June 30, 2021, the CIBC Subscription

Facility, as amended, allows us to borrow up to $400.0 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.

The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500 million with the consent of the lenders. The CIBC Subscription Facility matures on December 31, 2022. The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our investors. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act, as amended, or the 1940 Act.

During the three and six months ended June 30, 2021, we borrowed $124.0 million and $215.0 million, respectively, and repaid $153.0 million and $200.0 million, respectively, under the CIBC Subscription Facility. During the three and six months ended June 30, 2020, we borrowed $164.9 million and $283.9 million, respectively, and repaid $101.5 million and $104.5 million, respectively, under the CIBC Subscription Facility. As of June 30, 2021 and December 31, 2020, we had $348.9 million and $333.9 million outstanding under the CIBC Subscription Facility, respectively. As of June 30, 2021 and December 31, 2020, we had $51.2 million and $66.2 million, respectively, of available capacity under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, with DLF LLC, as the borrower, BNP Paribas, or BNP, as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC. As of June 30, 2021, the borrowing capacity under the BNP Funding Facility was $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%.

During the three and six months ended June 30, 2021, we borrowed $174.5 million and $389.0 million, respectively, and repaid $18.0 million and $18.0 million, respectively, under the BNP Funding Facility. During the three and six months ended June 30, 2020, we had no amount borrowed under the BNP Funding Facility. As of June 30, 2021 and December 31, 2020, we had $371.0 million and $0 outstanding under the BNP Funding Facility, respectively. As of June 30, 2021 and December 31, 2020, we had $229.0 million and $300.0 million, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base availability).
As of June 30, 2021, we were in compliance with all covenants and other requirements of the CIBC Subscription Facility and BNP Funding Facility, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of June 30, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of June 30, 2021, we had delayed draw and revolving senior secured loans with an aggregate of $431.5 million of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $206.5 million of unfunded commitments.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2021, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our CIBC Subscription Facility and BNP Funding Facility as of June 30, 2021 was as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$348,850	$—	$348,850	$—	$—
BNP Funding Facility	371,000	—	—	371,000	—
Total Contractual Obligations	$719,850	$—	$348,850	$371,000	$—
RECENT DEVELOPMENTS
During the period from July 1, 2021 through August 10, 2021, the Company has closed or the Investment Adviser's Investment Committee has committed/approved approximately $618.9 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 99.7% were first lien senior secured loans and 0.3% were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus pandemic.
On July 6, 2021, we delivered a capital drawdown notice to our stockholders relating to the sale of approximately 7,161,130 shares of Common Stock for an aggregate offering price of approximately $149.9 million. The sale closed on July 16, 2021.
On July 16, 2021, we entered into a Senior Secured Revolving Credit Agreement, or the Truist Facility, with Truist Bank. The maximum principal amount of the Truist Facility is $650.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Truist Facility may be increased to $1.0 billion through the exercise by us, as the borrower, of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Truist Facility includes a $50.0 million sublimit for swingline loans and a $50.0 million sublimit for letters of credit and is secured by a perfected first-priority interest in substantially all of the our assets and the assets of each Guarantor, subject to certain exceptions. The Truist Facility is guaranteed by certain of our domestic subsidiaries. Absent an event of default, the availability period under the Truist Facility will terminate on July 16, 2025 and the Truist Facility will mature on July 16, 2026. We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Facility bear interest at a per annum rate equal to, (x) for loans for which we elect the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for loans for which we elect the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus (A) if the Borrowing Base is equal to or greater than 1.6 times the Combined Debt Amount, 1.75% per annum, or (B) if the Borrowing Base is less than 1.6 times the Combined Debt Amount, 1.875% per annum. We will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Truist Facility contains customary ARRC hardwired benchmark replacement language.

The description above is only a summary of the material provisions of the Truist Facility and is qualified in its entirety by reference to the full text of such agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K with the SEC on July 22, 2021 and incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, and “Risk Factors” in Part II, Item 1A of this Report, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the board of directors, or the Board, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on our investments and net asset value and can lead to increased market volatility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Coronavirus Developments.”

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
As of June 30, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$29,351	$(21,596)	$7,755
Up 200 basis points	$16,017	$(14,397)	$1,620
Up 100 basis points	$2,683	$(7,199)	$(4,515)
Down 100 basis points	$(22)	$723	$701
Down 200 basis points	$(22)	$723	$701
Down 300 basis points	$(22)	$723	$701

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Reports on Form 8-K filed on April 19, 2021 and June 2, 2021 for issuances of our Common Stock during the quarter ended June 30, 2021. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.

Item 3: Defaults Upon Senior Securities.

    None.

Item 4: Mine Safety Disclosures.

    Not applicable

Item 5: Other Information.

    None.

Item 6: Exhibits.

EXHIBIT INDEX

Number		Description
10.1
Senior Secured Revolving Credit Agreement, dated as of July 16, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities,
Inc., as Joint Lead Arranger and Sole Book Runner.(1)

31.1*		Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*		Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*		Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed by the Company on July 22, 2021.

_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund

Dated: August 10, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)