Form 10-Q
period 2021-09-30
Morgan Stanley Direct Lending Fund
filed 2021-11-10
CIK 1782524

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 10, 2021, the Registrant had 43,908,154 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company") including the consolidated schedule of investments, as of September 30, 2021, and the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2020, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/Deloitte & Touche LLP

New York, NY
November 10, 2021

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
Assets	(unaudited)
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,751,935 and $631,473 at September 30, 2021 and December 31, 2020, respectively)	$1,769,267	$636,981
Cash	44,723	11,263
Deferred financing costs	10,886	5,987
Deferred offering costs	—	18
Interest receivable from non-controlled/non-affiliated investments	11,360	2,280
Receivable for investments sold	463	79
Prepaid expenses and other assets	66	198
Total assets	$1,836,765	$656,806

Liabilities
Debt	$1,046,850	$333,850
Payable to affiliates (Note 3)	3,367	1,860
Financing costs payable	3,947	3,925
Dividend payable	20,080	9,165
Management fees payable	966	295
Income based incentive fee payable	4,119	1,548
Capital gains incentive fee payable	3,054	1,341
Interest payable	2,671	1,154
Accrued expenses and other liabilities	2,558	2,048
Total liabilities	$1,087,612	$355,186

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 per share (100,000,000 shares authorized and 35,857,539 and 15,024,425 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	$36	$15
Paid-in capital in excess of par value	730,204	296,903
Distributable earnings (accumulated losses)	18,913	4,702
Total net assets	$749,153	$301,620
Total liabilities and net assets	$1,836,765	$656,806
Net asset value per share	$20.89	$20.08

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$30,663	$5,473	$68,403	$9,332
Payment-in-kind interest income	302	—	680	—
Dividend income	138	—	260	—
Other income	626	186	6,145	1,140
Total investment income	31,729	5,659	75,488	10,472
Expenses:
Interest and other financing expenses	6,273	967	13,249	2,050
Management fees	3,864	637	8,635	1,059
Income based incentive fee	4,119	551	9,965	969
Capital gains incentive fee	598	750	2,090	750
Organization and offering costs	—	206	42	541
Professional fees	554	715	1,595	1,339
Directors’ fees	84	87	249	261
Administrative service fees	54	54	158	140
General and other expenses	260	327	987	369
Total expenses	15,806	4,294	36,970	7,478
Expense support (Note 3)	1	(5)	98	(138)
Management fees waiver (Note 3)	(2,898)	(478)	(6,476)	(794)
Net expenses	12,909	3,811	30,592	6,546
Net investment income (loss) before taxes	18,820	1,848	44,896	3,926
Excise tax expense	—	—	5	—
Net investment income/(loss) after taxes	18,820	1,848	44,891	3,926
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from non-controlled/non-affiliated investments	126	789	120	2,154
Net change in unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	3,290	3,982	11,824	2,133
Net realized and unrealized gains (losses)	3,416	4,771	11,944	4,287
Net increase (decrease) in net assets resulting from operations	$22,236	$6,619	$56,835	$8,213
Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$0.54	$0.25	$1.74	$0.71
Net earnings per share (basic and diluted):	$0.64	$0.91	$2.21	$1.48
Weighted average shares outstanding (basic and diluted) (Note 9):	34,649,255	7,290,085	25,736,110	5,559,741
Dividend declared per share	$0.56	$0.40	$1.50	$0.69

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$18,820	$1,848	$44,891	$3,926
Net realized gain (loss)	126	789	120	2,154
Net change in unrealized appreciation (depreciation)	3,290	3,982	11,824	2,133
Net increase (decrease) in net assets resulting from operations	22,236	6,619	56,835	8,213

Capital transactions:
Issuance of common stock	149,881	109,969	424,851	227,371
Reinvestment of dividends	3,733	227	8,471	227
Dividend declared	(20,080)	(3,228)	(42,624)	(4,761)
Net increase (decrease) in net assets resulting from capital transactions	133,534	106,968	390,698	222,837
Total increase (decrease) in net assets	155,770	113,587	447,533	231,050
Net assets at beginning of period	593,383	116,342	301,620	(1,121)
Net assets at end of period	$749,153	$229,929	$749,153	$229,929

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share and per share data)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$56,835	$8,213
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(11,824)	(2,133)
Net realized (gain) loss on investments	(120)	(2,154)
Net accretion of discount and amortization of premium	(6,515)	(1,177)
Payment-in-kind interest and dividend capitalized	(578)	—
Amortization of deferred financing costs	2,013	637
Amortization of deferred offering costs	24	187
Purchases of investments and change in payable for investments purchased	(1,338,772)	(344,573)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	225,139	47,464
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(9,080)	(1,366)
(Increase) decrease in prepaid expenses and other assets	139	201
(Decrease) increase in payable to affiliates	1,507	(39)
(Decrease) increase in management fees payable	671	159
(Decrease) increase in incentive fees payable	4,284	1,301
(Decrease) increase in interest payable	1,517	606
(Decrease) increase in accrued expenses and other liabilities	510	1,348
Net cash provided by (used in) operating activities	(1,074,250)	(291,326)

Cash flows from financing activities:
Borrowings on debt	1,068,000	391,350
Repayments on debt	(355,000)	(210,000)
Proceeds from issuance of common shares	424,844	224,903
Deferred financing costs paid	(6,890)	(726)
Dividends paid in cash	(23,238)	(1,306)
Offering costs paid	(6)	—
Net cash provided by (used in) financing activities	1,107,710	404,221
Net increase (decrease) in cash	33,460	112,895
Cash, beginning of period	11,263	35
Cash, end of period	$44,723	$112,930

Supplemental information and non-cash financing activities:
Excise tax paid (Note 2)	$5	$—
Interest paid during the period	$9,107	$460
Dividend reinvestment paid during the period	$8,471	$227
Dividend payable	$20,080	$3,228
Subscription receivable	$7	$2,468
Accrued but unpaid deferred financing costs during the period	$1,224	$1,134
Accrued but unpaid deferred offering costs during the period	$—	$25

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	7.25%	04/22/2021	04/22/2027	18,463	$18,290	$18,463	2.46%
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	7,404	7,324	7,404	0.99
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(17)	—	0.00
Two Six Labs, LLC	(5) (8)	L + 5.50%	6.25%	08/24/2021	08/20/2027	11,098	10,879	10,879	1.45
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(42)	(42)	(0.01)
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(42)	(42)	(0.01)
							36,392	36,662	4.88
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (6) (8)	L + 5.75%	6.50%	06/29/2021	06/29/2028	23,950	23,602	23,551	3.14
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2028	—	(48)	(110)	(0.01)
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(12)	(15)	0.00
Sonny's Enterprises, Inc.	(5) (6) (7)	L + 6.75%	7.75%	12/28/2020	08/05/2026	5,428	5,330	5,382	0.72
Sonny's Enterprises, Inc.	(5) (7)	L + 6.75%	7.75%	12/28/2020	08/05/2026	14,484	14,228	14,362	1.92
							43,100	43,170	5.77
Automobiles
ARI Network Services, Inc.	(5) (6) (7)	L + 6.50%	7.50%	06/30/2021	02/28/2025	20,984	20,590	20,800	2.78
ARI Network Services, Inc.	(5) (6) (7) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	3,677	3,604	3,642	0.49
ARI Network Services, Inc.	(5) (7) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	1,333	1,277	1,307	0.17
Summit Buyer, LLC	(5) (7)	L + 5.25%	6.25%	09/17/2021	01/14/2026	22,400	21,955	21,955	2.93
Summit Buyer, LLC	(5) (7) (13)	L + 5.25%	6.25%	06/23/2021	01/14/2026	6,674	6,303	6,028	0.80
Summit Buyer, LLC	(5) (7) (13)	L + 5.25%	6.25%	06/23/2021	01/14/2026	—	(46)	(48)	(0.01)
Turbo Buyer, Inc.	(5) (6) (7)	L + 5.75%	6.75%	05/14/2021	12/02/2025	34,913	34,265	34,315	4.58
Turbo Buyer, Inc.	(5) (7) (13)	L + 5.75%	6.75%	08/21/2020	12/02/2025	—	(345)	(599)	(0.08)
Vehlo Purchaser, LLC	(5) (8)	L + 5.00%	5.75%	08/27/2021	08/27/2027	27,222	26,685	26,685	3.56
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2021	08/27/2027	—	(191)	(191)	(0.03)
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2021	08/27/2027	1,167	1,052	1,052	0.14
							115,149	114,946	15.33
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	04/28/2021	04/27/2027	12,219	12,104	12,219	1.63
GraphPad Software, LLC	(5) (7) (13)	L + 6.00%	7.00%	04/28/2021	04/27/2027	438	421	438	0.06
							12,525	12,657	1.69
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 5.25%	6.25%	08/31/2021	12/23/2026	17,456	17,155	17,155	2.29
365 Retail Markets, LLC	(5)	P + 4.25%	7.50%	08/31/2021	12/23/2026	44	43	43	0.01

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
365 Retail Markets, LLC	(5) (7) (13)	L + 5.25%	6.25%	08/31/2021	12/23/2026	—	$(48)	$(48)	(0.01)%
Capstone Acquisition Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	11/13/2020	11/12/2027	3,469	3,441	3,462	0.46
Capstone Acquisition Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(2)	(1)	0.00
MHE Intermediate Holdings, LLC	(5) (6) (7)	L + 5.75%	6.75%	07/21/2021	07/21/2027	28,750	28,190	28,190	3.76
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2021	07/21/2027	185	147	147	0.02
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2021	07/21/2027	—	(48)	(48)	(0.01)
PDFTron US Acquisition Corp	(5) (6) (7) (10)	L + 5.50%	6.50%	07/15/2021	07/15/2027	30,800	30,284	30,284	4.04
PDFTron US Acquisition Corp	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2021	07/15/2027	6,160	6,039	6,039	0.81
PDFTron US Acquisition Corp	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2021	07/15/2026	—	(147)	(147)	(0.02)
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,815	8,659	8,815	1.18
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	6.75%	02/12/2021	11/30/2026	4,710	4,621	4,710	0.63
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	6.75%	11/30/2020	11/30/2026	141	133	141	0.02
Sweep Purchaser, LLC	(5) (13)	P + 4.75%	8.00%	11/30/2020	11/30/2026	309	293	309	0.04
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.50%	7.50%	04/10/2020	04/13/2026	17,034	16,764	16,806	2.24
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	2,404	2,243	2,263	0.30
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	975	941	945	0.13
Valcourt Holdings II, LLC	(5) (6) (7)	L + 5.50%	6.50%	01/07/2021	01/07/2027	35,522	34,878	35,522	4.74
Valcourt Holdings II, LLC	(5) (7) (13)	L + 5.50%	6.50%	01/07/2021	01/07/2027	2,175	2,053	2,175	0.29
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,742	2,719	2,742	0.37
Vessco Midco Holdings, LLC	(5) (7) (13)	L + 4.50%	5.50%	10/30/2020	11/02/2026	1,475	1,460	1,475	0.20
Vessco Midco Holdings, LLC	(5) (7) (13)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(4)	—	0.00
VRC Companies, LLC	(5) (6) (8)	L + 5.50%	6.25%	06/30/2021	06/29/2027	49,459	48,740	48,841	6.52
VRC Companies, LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	616	496	512	0.07
VRC Companies, LLC	(5) (8) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(24)	(21)	0.00
							209,026	210,311	28.08
Containers & Packaging
Brook and Whittle Holding Corp.	(5) (6) (7)	L + 5.75%	6.75%	10/27/2020	10/17/2024	12,819	12,667	12,792	1.71
Brook and Whittle Holding Corp.	(5) (6) (7)	L + 5.25%	6.25%	04/16/2021	10/17/2024	979	966	977	0.13
							13,633	13,769	1.84
Diversified Consumer Services
Mammoth Holdings, LLC	(5) (6) (7)	L + 6.00%	7.00%	03/23/2021	10/16/2023	8,137	8,071	8,137	1.09
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	03/23/2021	10/16/2023	16,884	16,579	16,884	2.25
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(8)	—	0.00
							24,642	25,021	3.34
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	7.25%	10/06/2020	10/05/2026	33,911	33,015	33,911	4.53

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	$(125)	$—	0.00%
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	2,771	2,621	2,771	0.37
Nellson Nutraceutical, Inc.	(5) (6) (7)	L + 5.25%	6.25%	09/30/2020	12/23/2023	24,671	24,320	24,671	3.29
Nellson Nutraceutical, Inc.	(5) (6)	P + 4.25%	7.50%	09/30/2020	12/23/2023	66	65	66	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L + 6.25%	7.25%	12/18/2020	12/18/2025	11,166	10,972	10,625	1.42
							70,868	72,044	9.62
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	7.00%	07/12/2021	07/12/2027	10,500	10,296	10,296	1.37
							10,296	10,296	1.37
Health Care Providers & Services
Bearcat Buyer, Inc.	(5) (6) (7)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,860	6,711	6,860	0.92
Bearcat Buyer, Inc.	(5) (7) (13)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,278	6,130	6,278	0.84
DCA Investment Holdings, LLC	(5) (6) (8)	L + 6.25%	7.00%	03/12/2021	03/12/2027	11,204	11,048	11,204	1.50
DCA Investment Holdings, LLC	(5) (8) (13)	L + 6.25%	7.00%	03/12/2021	03/12/2027	541	518	541	0.07
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	09/01/2021	09/01/2027	9,188	9,006	9,006	1.20
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L + 6.00%	7.00%	09/01/2021	09/01/2027	—	(38)	(38)	(0.01)
Stepping Stones Healthcare Services, LLC	(5) (6) (7)	L + 6.00%	7.00%	03/09/2021	03/09/2027	14,697	14,494	14,697	1.96
Stepping Stones Healthcare Services, LLC	(5) (7) (13)	L + 6.00%	7.00%	03/09/2021	03/09/2027	651	623	651	0.09
Stepping Stones Healthcare Services, LLC	(5) (7) (13)	L + 6.00%	7.00%	03/09/2021	03/09/2026	—	(23)	—	0.00
Suveto Buyer, LLC	(5) (8) (13)	L + 4.25%	5.00%	09/09/2021	09/09/2027	2,615	2,522	2,522	0.34
Suveto Buyer, LLC	(5) (8) (13)	L + 4.25%	5.00%	09/09/2021	09/09/2027	—	(13)	(13)	0.00
							50,978	51,708	6.91
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.75%	6.75%	11/09/2020	02/03/2026	12,830	12,522	12,577	1.68
Lightspeed Buyer, Inc.	(5) (7) (13)	L + 5.75%	6.75%	11/09/2020	02/03/2026	9,352	9,064	9,088	1.21
							21,586	21,665	2.89
Industrial Conglomerates
Electrical Source Holdings, LLC	(5) (6) (7)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,625	29,393	29,625	3.95
Electrical Source Holdings, LLC	(5) (6) (7) (13)	L + 5.35%	6.35%	01/20/2021	11/25/2025	3,681	3,591	3,681	0.49
Electrical Source Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	01/20/2021	11/25/2025	273	254	273	0.04
							33,238	33,579	4.48
Insurance
Galway Borrower, LLC	(5) (8)	L + 5.25%	6.00%	09/30/2021	09/29/2028	26,789	26,253	26,253	3.50
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/30/2021	09/29/2028	—	(62)	(62)	(0.01)
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/30/2021	09/30/2027	—	(41)	(41)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	6.25%	11/25/2020	11/25/2026	14,558	14,366	14,558	1.94

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.50%	6.25%	11/25/2020	11/25/2026	3,351	$3,300	$3,351	0.45%
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	6.75%	04/16/2021	04/14/2028	10,119	9,927	9,927	1.33
High Street Buyer, Inc.	(5) (6) (8) (13)	L + 6.00%	6.75%	04/16/2021	04/14/2028	15,815	15,272	15,272	2.04
High Street Buyer, Inc.	(5) (8) (13)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(39)	(39)	(0.01)
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 5.50%	6.25%	08/07/2020	08/27/2025	44,621	44,091	44,091	5.89
Integrity Marketing Acquisition, LLC	(5) (7)	L + 5.75%	6.75%	02/05/2021	08/27/2025	24,911	24,589	24,589	3.28
Integrity Marketing Acquisition, LLC	(5) (8) (13)	L + 5.50%	6.25%	07/09/2021	08/27/2025	2,522	2,382	2,382	0.32
Majesco	(5) (6) (7)	L + 7.25%	8.25%	09/21/2020	09/21/2027	23,720	23,144	23,675	3.16
Majesco	(5) (7) (13)	L + 7.25%	8.25%	09/21/2020	09/21/2026	—	(39)	(3)	0.00
Patriot Growth Insurance Services, LLC	(5) (7) (13)	L + 5.75%	6.75%	06/25/2021	01/02/2025	33,750	32,678	33,750	4.51
RSC Acquisition, Inc.	(5) (6) (7)	L + 5.50%	6.50%	09/11/2020	10/30/2026	8,286	8,091	8,286	1.11
RSC Acquisition, Inc.	(5) (7) (13)	L + 5.50%	6.50%	01/13/2021	10/30/2026	441	258	441	0.06
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	6.75%	05/22/2020	04/01/2026	33,744	32,629	33,744	4.50
World Insurance Associates, LLC	(5) (6) (7) (13)	L + 5.75%	6.75%	05/22/2020	04/01/2026	28,420	27,592	28,420	3.79
World Insurance Associates, LLC	(5) (7) (13)	L + 5.75%	6.75%	04/01/2021	04/01/2026	—	(23)	—	0.00
							264,368	268,594	35.85
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	L + 5.50%	6.50%	04/30/2021	10/30/2026	23,625	23,183	23,597	3.15
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(97)	(6)	0.00
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(48)	(3)	0.00
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/09/2020	12/09/2026	31,971	31,471	31,660	4.23
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	7.00%	12/09/2020	12/09/2026	9,807	9,498	9,453	1.26
MSM Acquisitions, Inc.	(5) (13)	P + 5.00%	8.25%	12/09/2020	12/09/2026	99	30	60	0.01
Triple Lift, Inc.	(5) (6) (8)	L + 5.75%	6.50%	05/06/2021	05/06/2028	27,930	27,397	27,536	3.68
Triple Lift, Inc.	(5) (8) (13)	L + 5.75%	6.50%	05/06/2021	05/06/2028	—	(75)	(57)	(0.01)
							91,359	92,240	12.32
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	6.00%	05/03/2021	05/08/2028	17,456	17,123	17,129	2.29
Donuts, Inc.	(5) (6) (7)	L + 6.00%	7.00%	01/20/2021	12/29/2026	18,609	18,270	18,609	2.48
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	6.25%	08/04/2021	08/04/2027	40,262	39,278	39,278	5.24
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	6.25%	08/04/2021	08/04/2027	—	(161)	(161)	(0.02)
Govbrands Intermediate, Inc.	(5) (13)	P + 4.50%	7.75%	08/04/2021	08/04/2027	1,412	1,309	1,309	0.17
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,580	40,878	41,580	5.55
Recovery Point Systems, Inc.	(5) (7) (13)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(65)	—	0.00
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	7.00%	02/01/2021	01/22/2027	20,822	20,439	20,822	2.78
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	3,840	3,664	3,840	0.51

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	$(24)	$—	0.00%
Upstack Holdco, Inc.	(5) (7)	L + 6.00%	7.00%	08/26/2021	08/20/2027	3,500	3,405	3,405	0.45
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(59)	(59)	(0.01)
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(24)	(24)	0.00
							144,033	145,728	19.44
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	L + 5.00%	6.00%	11/16/2020	11/16/2026	47,821	47,293	47,821	6.38
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	4,547	4,491	4,547	0.61
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	4,090	4,038	4,090	0.55
							55,822	56,458	7.54
Machinery
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	03/17/2021	03/17/2026	16,339	16,191	16,339	2.18
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	13,094	12,945	13,094	1.75
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	1,978	1,935	1,978	0.26
							31,071	31,411	4.19
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.50%	5.50%	12/22/2020	12/22/2027	902	890	889	0.12
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.50%	5.50%	12/22/2020	12/22/2027	132	129	128	0.02
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.50%	5.50%	12/22/2020	12/22/2026	13	12	11	0.00
AWP Group Holdings, Inc.	(5) (13)	P + 3.50%	6.75%	12/22/2020	12/22/2026	7	6	6	0.00
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	L + 4.75%	5.75%	03/10/2021	06/26/2026	8,793	8,633	8,793	1.17
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	L + 4.75%	5.75%	03/10/2021	06/26/2025	952	923	952	0.13
							10,593	10,779	1.44
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	7.25%	03/17/2021	03/10/2027	18,853	18,459	18,853	2.52
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(36)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	210	180	210	0.03
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,371	7,277	7,371	0.98
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(7)	—	0.00
IQN Holding Corp., dba Beeline	(5) (6) (7)	L + 5.50%	6.50%	02/10/2020	08/20/2024	47,761	47,586	47,528	6.34
IQN Holding Corp., dba Beeline	(5) (7) (13)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(12)	(22)	0.00
							73,447	73,940	9.87
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	15,750	15,598	15,598	2.08
Associations, Inc.	(5) (7) (13)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	3,030	2,897	2,897	0.39

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Associations, Inc.	(5) (7) (13)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	—	$(18)	$(18)	0.00%
MRI Software, LLC	(5) (7)	L + 5.50%	6.50%	01/31/2020	02/10/2026	47,410	46,964	47,410	6.33
MRI Software, LLC	(5) (6) (7) (13)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(91)	—	0.00
MRI Software, LLC	(5) (7) (13)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(16)	—	0.00
Zarya Intermediate, LLC	(5) (6) (7)	L + 6.50%	7.50%	07/01/2021	07/01/2027	24,500	24,026	24,026	3.21
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2021	07/01/2027	19,250	18,871	18,871	2.52
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2021	07/01/2027	—	(91)	(91)	(0.01)
							108,140	108,693	14.52
Software
Alert Media, Inc.	(5) (6) (7)	L + 5.00%	6.00%	04/12/2021	04/12/2027	14,000	13,804	13,888	1.85
Alert Media, Inc.	(5) (7) (13)	L + 5.00%	6.00%	04/12/2021	04/12/2026	—	(24)	(14)	0.00
Appfire Technologies, LLC	(5) (7) (13)	L + 5.50%	6.50%	07/07/2021	03/09/2027	—	(65)	(65)	(0.01)
Cleo Communications Holding, LLC	(5) (6) (7)	L + 6.75%	7.75%	06/09/2021	06/09/2027	39,898	39,516	39,830	5.32
Cleo Communications Holding, LLC	(5) (7) (13)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(119)	(21)	0.00
Cordeagle US Finco, Inc.	(5) (7) (10)	L + 6.75%	7.75%	07/30/2021	07/30/2027	18,200	17,844	17,844	2.38
Cordeagle US Finco, Inc.	(5) (7) (10) (13)	L + 6.75%	7.75%	07/30/2021	07/30/2027	—	(54)	(54)	(0.01)
Diligent Corporation	(5) (6) (7)	L + 5.75%	6.75%	03/04/2021	08/04/2025	27,860	27,610	27,860	3.72
Diligent Corporation	(5) (6) (7) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	862	826	862	0.12
Diligent Corporation	(5) (7) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(40)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	6.75%	10/27/2020	05/25/2026	29,327	29,030	29,183	3.90
GS AcquisitionCo, Inc.	(5) (6) (7) (13)	L + 5.75%	6.75%	10/27/2020	05/25/2026	18,003	17,756	17,865	2.38
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	6.75%	10/27/2020	05/25/2026	—	(26)	(12)	0.00
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	6.00%	11/12/2020	12/19/2023	13,259	13,162	13,259	1.77
Gurobi Optimization, LLC	(5) (7) (13)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(11)	—	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	7.50%	01/28/2021	02/01/2026	6,395	6,282	6,395	0.85
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	7.50%	01/28/2021	02/01/2026	—	(20)	—	0.00
Revalize, Inc.	(5) (7) (13)	L + 5.25%	6.25%	07/07/2021	04/15/2027	1,716	1,640	1,640	0.22
Skykick, Inc.	(5) (7)	L + 7.25%	8.25%	09/01/2021	09/01/2027	6,300	6,144	6,144	0.82
Skykick, Inc.	(5) (7) (13)	L + 7.25%	8.25%	09/01/2021	09/01/2027	—	(32)	(32)	0.00
							173,223	174,572	23.31
Total First Lien Debt							$1,593,489	$1,608,243	214.68%

Second Lien Debt
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,381	$24,695	$25,381	3.39%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
1A Smart Start, LLC	(5) (7)	L + 8.50%	9.50%	06/02/2021	06/02/2028	21,250	$20,942	$21,250	2.84%
Infinite Bidco, LLC	(5) (9)	L + 7.00%	7.50%	02/24/2021	03/02/2029	17,000	16,930	17,000	2.27
Infinite Bidco, LLC	(5) (9) (13)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(20)	—	0.00
							37,852	38,250	5.11
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	8.63%	02/10/2020	09/21/2026	15,000	14,759	14,664	1.96
Industrial Conglomerates
Aptean, Inc.	(5) (8)	L + 7.00%	7.75%	04/22/2021	04/23/2027	5,950	5,950	5,950	0.79
IT Services
Help/Systems Holdings, Inc.	(5) (8)	L + 6.75%	7.50%	05/11/2021	11/19/2027	10,000	10,000	10,000	1.33
Idera, Inc.	(5) (8)	L + 6.75%	7.50%	02/04/2021	03/02/2029	3,887	3,859	3,887	0.52
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	9.50%	01/27/2021	11/20/2026	19,000	18,568	19,000	2.54
							32,427	32,887	4.39
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	8.00%	03/03/2021	03/03/2029	13,500	13,244	13,500	1.80
Total Second Lien Debt							$128,927	$130,632	17.44%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)	16.25% PIK		12/18/2020	06/18/2026	1,728	$1,705	$1,475	0.20%
Total Unsecured Debt							1,705	1,475	0.20

Preferred Equity
Diligent Corporation	(5) (12)	10.50% PIK		04/06/2021		5,000	4,875	4,894	0.65
Skykick, Inc.	(5) (12)			08/31/2021		134,101	1,275	1,275	0.17
Total Preferred Equity							6,150	6,169	0.82

Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			03/09/2021		29,441	2,944	2,746	0.37
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			03/01/2021		150,000	375	537	0.07
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020		4,500	450	1,354	0.18
Help/Systems Holdings, Inc.	(10) (12)			05/12/2021			12,460	12,460	1.66
PCX Holding Corp.	(5) (12)			04/22/2021		6,538	654	654	0.09
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/06/2020		12,313	1,231	1,183	0.16
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (12)			03/05/2021		1,000,000	1,000	830	0.11

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Shelby Co-invest, LP (Spectrum Automotive)	(5) (12)			06/29/2021		8,500	$850	$850	0.11%
SSG Holdco, LLC (Stepping Stones Healthcare Services, LLC)	(5) (12)			03/09/2021		11,431	1,700	2,134	0.28
Total Common Equity							21,664	22,748	3.03
Total Other Securities							$29,519	$30,392	4.05%
Total Portfolio Investments							$1,751,935	$1,769,267	236.17%

(1)Unless otherwise indicated, issuers of debt and equity investments held by Morgan Stanley Direct Lending Fund (the “Company”) are denominated in dollars. For the purpose of this Consolidated Schedule of Investments, the term “Company” shall include the Company and its consolidated subsidiaries. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of such portfolio company’s outstanding voting securities and/or held the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of such portfolio company’s outstanding voting securities. As of September 30, 2021, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2021. As of September 30, 2021, the reference rates for the Company’s variable rate loans were the 1-month L at 0.08%, the 3-month L at 0.13%, the 6-month L at 0.16% and the P at 3.25%.
(4)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s board of directors (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(7)The interest rate floor on these investments as of September 30, 2021 was 1.00%.
(8)The interest rate floor on these investments as of September 30, 2021 was 0.75%.
(9)The interest rate floor on these investments as of September 30, 2021 was 0.50%.
(10)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets represented 4.0% of total assets as calculated in accordance with regulatory requirements.
(11)Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2021, the aggregate fair value of these securities is $28,917 or 3.9% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)Position or a portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$2,800	$(48)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/10/2022	3,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	1,190	—
Alert Media, Inc.	0.50%	Revolver	04/12/2026	1,750	(14)
AMCP Pet Holdings, Inc. (Brightpet)	1.00%	Delayed Draw Term Loan	04/06/2022	5,000	—
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	3,062	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/07/2023	$18,200	$(65)
ARI Network Services, Inc.	1.00%	Delayed Draw Term Loan	12/30/2021	193	(2)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,697	(15)
Associations, Inc.	2.50%	Delayed Draw Term Loan	01/09/2024	1,840	(18)
Associations, Inc.	1.00%	Delayed Draw Term Loan	01/09/2024	9,019	(86)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(18)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	(2)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	138	(2)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	—
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/12/2022	507	(1)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	6,609	(111)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	881	(15)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(21)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	2,800	(54)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2022	2,227	—
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/06/2022	3,136	—
Diligent Corporation	0.50%	Revolver	08/04/2025	4,500	—
Electrical Source Holdings, LLC	1.00%	Delayed Draw Term Loan	01/15/2023	2,863	—
Electrical Source Holdings, LLC	0.50%	Revolver	11/25/2025	820	—
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/30/2022	5,250	(6)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	(3)
Galway Borrower, LLC	0.00%	Delayed Draw Term Loan	09/30/2023	6,158	(62)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(41)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2022	13,244	(161)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,825	(69)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,313	—
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	689	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	04/01/2022	10,150	(50)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/25/2026	2,420	(12)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	190	—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	11/25/2022	759	—
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/16/2021	24,746	(266)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(39)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	07/09/2023	14,972	(119)
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	(22)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Komline-Sanderson Group, Inc.	0.50%	Delayed Draw Term Loan	03/17/2023	$6,202	$—
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	2,768	—
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	4,050	(80)
Majesco	0.50%	Revolver	09/21/2026	1,575	(3)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	09/12/2022	866	—
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	18,585	—
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	—
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/21/2023	3,565	(36)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,500	(48)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	12,805	—
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	26,515	(258)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	3,849	(38)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	01/07/2023	3,750	—
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	06/25/2023	32,500	—
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	1,851	—
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,851	—
PDFTron US Acquisition Corp	1.00%	Delayed Draw Term Loan	01/15/2023	3,640	(45)
PDFTron US Acquisition Corp	0.50%	Revolver	07/15/2026	7,700	(147)
Pound Bidco, Inc.	0.50%	Revolver	02/01/2026	1,163	—
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	3,889	(38)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
Revalize, Inc.	0.50%	Delayed Draw Term Loan	01/07/2023	17,534	(69)
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/30/2022	8,011	—
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	2,625	(32)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	03/09/2023	1,408	—
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	03/09/2026	1,718	—
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	25,906	(514)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(48)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	13,588	(78)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	1,296	(13)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	02/12/2023	332	—
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	956	—
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	06/30/2023	5,589	—
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,331	—
Triple Lift, Inc.	0.50%	Revolver	05/06/2028	4,000	(56)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/21/2022	35,000	(599)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/24/2023	$4,268	$(42)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(42)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	4,375	(59)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	875	(24)
US Infra Svcs Buyer, LLC	1.00%	Delayed Draw Term Loan	04/13/2026	8,085	(108)
US Infra Svcs Buyer, LLC	0.50%	Revolver	04/13/2026	1,275	(17)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	4,733	—
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	19,445	(191)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	4,666	(92)
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	309	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	447	—
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	06/29/2023	7,648	(96)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(21)
World Insurance Associates, LLC	1.00%	Delayed Draw Term Loan	10/01/2022	3,146	—
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	1,269	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	4,666	(91)
Total First Lien Debt Unfunded Commitments				$521,475	$(4,207)
Second Lien Debt
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/18/2022	8,500	—
Total Second Lien Debt Unfunded Commitments				$8,500	$—
Total Unfunded Commitments				$529,975	$(4,207)

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Teasdale Foods, Inc. (Teasdale Latin Foods)	(4) (5)	L + 6.25%	7.25%	12/18/2020	12/18/2025	11,250	$11,027	$11,027	3.66%
							68,274	68,737	22.79

Health Care Providers & Services
Bearcat Buyer, Inc.	(4) (5)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,912	6,741	6,741	2.23
Bearcat Buyer, Inc.	(4) (5) (10)	L + 4.75%	5.75%	11/18/2020	07/09/2026	1,425	1,256	1,256	0.42
							7,997	7,997	2.65
Health Care Technology
Lightspeed Buyer, Inc.	(4) (5) (6)	L + 5.50%	6.50%	11/09/2020	02/03/2026	9,375	9,100	9,100	3.02
Lightspeed Buyer, Inc.	(4) (5) (10)	L + 5.50%	6.50%	11/09/2020	02/03/2026	—	(182)	(182)	(0.06)
							8,918	8,918	2.96
Industrial Conglomerates
Aptean, Inc.	(4) (5) (6)	L + 5.25%	6.25%	06/30/2020	04/23/2026	1,990	1,962	1,990	0.66
Electrical Source Holdings LLC	(4) (5) (6)	L + 5.50%	6.50%	05/18/2020	11/25/2025	29,850	29,580	29,850	9.90
							31,542	31,840	10.56
Insurance
Higginbotham Insurance Agency, Inc.	(4) (8)	L + 5.75%	6.50%	11/25/2020	11/25/2026	14,632	14,415	14,415	4.78
Higginbotham Insurance Agency, Inc.	(4) (8) (10)	L + 5.75%	6.50%	11/25/2020	11/25/2026	—	(30)	(30)	(0.01)
Integrity Marketing Acquisition LLC	(4) (5) (10)	L + 6.25%	7.25%	08/07/2020	08/27/2025	29,386	28,763	29,386	9.74
Majesco	(4) (5)	L + 7.75%	8.75%	09/21/2020	09/21/2027	14,852	14,420	14,852	4.92
Majesco	(4) (5) (10)	L + 7.75%	8.75%	09/21/2020	09/21/2026	—	(45)	—	—
Propel Insurance Agency LLC	(4) (5)	L + 5.00%	6.00%	12/09/2020	06/01/2024	18,427	18,245	18,245	6.05
Propel Insurance Agency LLC	(4) (5) (10)	L + 5.00%	6.00%	12/09/2020	06/01/2024	—	(19)	(19)	(0.01)
RSC Acquisition, Inc.	(4) (5) (6)	L + 5.50%	6.50%	09/11/2020	10/30/2026	2,938	2,853	2,938	0.97
RSC Acquisition, Inc.	(4) (5) (10)	L + 5.50%	6.50%	09/11/2020	10/30/2026	703	357	703	0.23
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	05/22/2020	04/01/2026	10,269	9,658	9,966	3.30
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	05/22/2020	04/01/2026	4,679	4,404	4,541	1.51
World Insurance Associates LLC	(4) (5)	L + 5.50%	6.50%	10/15/2020	04/01/2026	19,387	18,814	18,814	6.24
World Insurance Associates LLC	(4) (5) (10)	L + 5.50%	6.50%	10/15/2020	04/01/2026	10,087	9,758	9,758	3.24
World Insurance Associates LLC	(4) (5) (10)	L + 5.50%	6.50%	12/23/2020	04/01/2026	—	(46)	(46)	(0.02)
							121,547	123,523	40.95
Interactive Media & Services
MSM Acquisitions, Inc.	(4) (5)	L + 6.00%	7.00%	12/09/2020	12/09/2026	23,684	23,215	23,215	7.70
MSM Acquisitions, Inc.	(4) (5) (10)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(49)	(49)	(0.02)
MSM Acquisitions, Inc.	(4) (5) (10)	L + 6.00%	7.00%	12/09/2020	12/09/2026	—	(78)	(78)	(0.03)
							23,088	23,088	7.65
IT Services
Ensono, LP	(4) (6)	L + 5.75%	5.90%	06/25/2020	06/27/2025	14,925	14,434	14,925	4.95

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Help/Systems Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	06/16/2020	11/19/2026	19,850	$19,584	$19,701	6.53%
Recovery Point Systems, Inc.	(4) (5)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,895	41,100	41,895	13.89
Recovery Point Systems, Inc.	(4) (5) (10)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(75)	—	—
							75,043	76,521	25.37
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5)	L + 5.00%	6.00%	11/16/2020	11/16/2026	22,785	22,449	22,449	7.44
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,603	1,547	1,547	0.51
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(50)	(50)	(0.02)
							23,946	23,946	7.94
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	711	700	700	0.23
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(1)	(1)	—
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(2)	(2)	—
							697	697	0.23
Professional Services
Bullhorn, Inc.	(4) (5)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,427	7,320	7,427	2.46
Bullhorn, Inc.	(4) (5) (10)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(8)	—	—
IQN Holding Corp., dba Beeline	(4) (5)	L + 5.50%	6.50%	02/10/2020	08/20/2024	38,079	37,922	37,721	12.51
IQN Holding Corp., dba Beeline	(4) (5) (10)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(17)	(43)	(0.01)
							45,217	45,105	14.95
Real Estate Management & Development
MRI Software LLC	(4) (5)	L + 5.50%	6.50%	01/31/2020	02/10/2026	31,639	31,379	31,639	10.49
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(11)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(19)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	08/28/2020	02/10/2026	1,899	1,727	1,899	0.63
							33,076	33,538	11.12
Software
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	6.75%	10/27/2020	05/24/2024	23,673	23,323	23,323	7.73
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	6,848	6,663	6,663	2.21
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(20)	(20)	(0.01)
Gurobi Optimization LLC	(4) (5)	L + 5.25%	6.25%	11/12/2020	12/19/2023	13,359	13,231	13,231	4.39
Gurobi Optimization LLC	(4) (5) (10)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(15)	(15)	—
							43,182	43,182	14.32
Total First Lien Debt							$575,009	$580,867	192.58
Second Lien Debt
Energy Equipment & Services
QBS Parent, Inc.	(4)	L + 8.50%	8.75%	02/10/2020	09/21/2026	15,000	$14,731	$14,381	4.77%
Diversified Consumer Services
Cambium Learning Group, Inc.	(4) (5)	L + 8.50%	9.50%	10/08/2020	12/18/2026	10,000	9,610	9,610	3.19

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (7)	L + 8.75%	9.75%	10/09/2020	01/31/2026	5,000	$4,903	$4,903	1.63%

Auto Components
PAI Holdco, Inc.	(4) (5)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,000	24,261	24,261	8.04
Total Second Lien Debt							$53,505	$53,155	17.62%
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	N/A	16.25% PIK	12/18/2020	06/18/2026	1,509	1,509	1,509	0.50
Total Unsecured Debt							1,509	1,509	0.50
Common Equity
Pet Holdings, Inc. (Brightpet)	(4)					10,000	1,000	1,000	0.33
GSM Equity Investors, LP (GSM Outdoors)	(4)					4,500	450	450	0.15
Total Common Equity							1,450	1,450	0.48
Total Other Securities							$2,959	$2,959	0.98%
Total Portfolio Investments							$631,473	$636,981	$211.19%

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
September 30, 2021
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
September 30, 2021
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

As of September 30, 2021, the Company’s consolidated subsidiaries were CA SPV, DLF SPV and DLF LLC (collectively, the “SPVs”).

Cash

Cash is carried at cost, which approximates fair value. The Company deposits its cash with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Assets and Liabilities consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. The net change in unrealized gains or losses on the Consolidated Statements of Operations primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. See Note 5 for further information about fair value measurements.
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
September 30, 2021
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
September 30, 2021
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense. Each of the SPVs is a disregarded entity for tax purposes and is consolidated with the tax return of the Company.

For the three and nine months ended September 30, 2021, the Company incurred $0 and $5, respectively, of U.S. federal excise tax.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

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

Investment Advisory Agreement

On November 25 2019, the Company entered into the Investment Advisory Agreement with the Investment Adviser, and, in November 2021, the board of directors of the Company (the “Board”), including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), reapproved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act for an additional one-year term.

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

For the three and nine months ended September 30, 2021, Base Management Fees were $966 and $2,159 net of waiver, respectively, and for the three and nine months ended September 30, 2020, Base Management Fees were $159 and $265 net of waiver, respectively.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

As of September 30, 2021 and December 31, 2020, $966 and $295, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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

For the three and nine months ended September 30, 2021, $4,119 and $9,965, respectively, of income based incentive fee were accrued to the Investment Adviser. For the three and nine months ended September 30, 2020, $551 and $969, respectively, of income based incentive fee were accrued to the Investment Adviser.

For the three and nine months ended September 30, 2021, $598 and $2,090, respectively, of capital gains incentive fee were accrued to the Investment Adviser. For each of the three and nine months ended September 30, 2020, $750 of capital gains incentive fee was accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2021, $4,119 and $3,054 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

As of December 31, 2020, $1,548 and $1,341 were payable to the Investment Adviser relating to income based incentive fee and capital gains incentive fee, respectively.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”).

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

For the three and nine months ended September 30, 2021, the Company incurred $54 and $158, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.

For the three and nine months ended September 30, 2020, the Company incurred $54 and $140, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2021 and December 31, 2020 were $201 and $60, respectively.

Expense Support and Waiver Agreement

On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company’s behalf within three years of December 23, 2019 (the “Initial Closing Date”).

For the three months ended September 30, 2021, the Company did not incur any organization cost. $1 of previously waived expenses was recouped as a result of an increase in the Company’s total Capital Commitments. For the nine months ended September 30, 2021, the Company incurred $42 towards organization cost and amortization of offering cost. $98 of previously waived expenses was recouped as a result of an increase in the Company’s total Capital Commitments.

For the three and nine months ended September 30, 2020, the Company incurred $206 and $541, respectively, towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $5 and $138, respectively, were waived.

As of September 30, 2021 and December 31, 2020, organization cost and offering cost are included in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.

License Agreement

The Company entered into a license agreement with Morgan Stanley (the “License Agreement”) under which Morgan Stanley has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company will have a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Morgan Stanley” name.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

Morgan Stanley Investment

MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate Capital Commitment of $200,000 to the Company in 2019. As of September 30, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate Capital Commitments received, respectively.

(4)Investments

The composition of the Company’s investment portfolio at cost and fair value were as follows:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$1,593,489	$1,608,243	90.9%	$575,009	$580,867	91.2%
Second Lien Debt	128,927	130,632	7.4	53,505	53,155	8.3
Other Securities	29,519	30,392	1.7	2,959	2,959	0.5
Total	$1,751,935	$1,769,267	100.0%	$631,473	$636,981	100.0%

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The industry composition of the Company’s investments at fair value were as follows:

	September 30, 2021	December 31, 2020 (1)
Aerospace and Defense	2.1%	—%
Auto Components	3.9	4.6
Automobiles	6.5	(0.1)
Biotechnology	0.8	—
Commercial Services & Supplies	11.9	10.0
Containers & Packaging	0.8	2.0
Diversified Consumer Services	1.4	1.5
Diversified Financial Services	—	2.7
Electronic Equipment, Instruments & Components	2.2	0.0
Energy Equipment & Services	0.8	2.3
Food Products	4.2	11.2
Health Care Equipment & Supplies	0.6	—
Health Care Providers & Services	3.0	1.3
Health Care Technology	1.2	1.4
Industrial Conglomerates	2.2	5.0
Insurance	15.2	19.4
Interactive Media & Services	5.2	3.6
IT Services	10.9	12.0
Leisure Products	3.3	3.8
Machinery	1.8	—
Multi-Utilities	0.6	0.1
Professional Services	4.3	7.1
Real Estate Management & Development	6.1	5.3
Software	11.0	6.8
Total	100.0%	100.0%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.

The geographic composition of investments at cost and fair value were as follows:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$36,176	$36,176	2.0%	$—	$—	—%
United States	1,715,759	1,733,091	98.0	631,473	636,981	100.0
Total	$1,751,935	$1,769,267	100.0%	$631,473	$636,981	100.0%

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
September 30, 2021
(In thousands, except shares and per share data)

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. We do not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board, does not represent fair value, each is valued as

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board undertakes a multi-step valuation process each quarter, as described below:

(1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

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
•     the portfolio company’s public or “private letter” credit ratings;
•     the portfolio company’s actual and expected earnings and discounted cash flow;
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

During the three and nine months ended September 30, 2021, there were $0 and $2,849 of portfolio investments transferred into Level 3 from Level 2 at fair value, respectively, as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The following table presents the fair value hierarchy of the investments:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,129	$1,591,114	$1,608,243
Second Lien Debt	—	—	130,632	130,632
Other Securities	—	12,460	17,932	30,392
Total	$—	$29,589	$1,739,678	$1,769,267

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,549	$558,318	$580,867
Second Lien Debt	—	—	53,155	53,155
Other Securities	—	—	2,959	2,959
Total	$—	$22,549	$614,432	$636,981

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, June 30, 2021	$1,175,696	$130,051	$16,322	$1,322,069
Purchases of investments	465,276	—	1,669	466,945
Proceeds from principal repayments and sales of investments	(54,971)	—	—	(54,971)
Accretion of discount/amortization of premium	2,095	62	—	2,157
Payment-in-kind	—	128	(54)	74
Net change in unrealized appreciation (depreciation)	2,892	391	(5)	3,278
Net realized gain (loss)	126	—	—	126
Transfers into/out of Level 3	—	—	—	—
Fair value, September 30, 2021	$1,591,114	$130,632	$17,932	$1,739,678

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$3,391	$391	$(5)	$3,777

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, December 31, 2020	$558,318	$53,155	$2,959	$614,432
Purchases of investments	1,205,860	89,398	13,904	1,309,162
Proceeds from principal repayments and sales of investments	(190,629)	(15,000)	—	(205,629)
Accretion of discount/amortization of premium	5,589	643	—	6,232
Payment-in-kind		381	197	578
Net change in unrealized appreciation (depreciation)	9,007	2,055	872	11,934
Net realized gain (loss)	120	—	—	120
Transfers into/out of Level 3	2,849	—	—	2,849
Fair value, September 30, 2021	$1,591,114	$130,632	$17,932	$1,739,678

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$10,233	$2,055	$872	$13,160

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, June 30, 2020	$160,667	$14,185	$174,852
Purchases of investments	149,390	—	149,390
Proceeds from principal repayments and sales of investments	(11,764)	—	(11,764)
Accretion of discount/amortization of premium	669	9	678
Net change in unrealized appreciation (depreciation)	3,933	23	3,956
Net realized gain (loss)	—	—	—
Transfers into/out of Level 3	19,235	—	19,235
Fair value, September 30, 2020	$322,130	$14,217	$336,347

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$3,933	$23	$3,956

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2020:

	First Lien Debt	Second Lien Debt	Total Investments
Fair value, December 31, 2019	$—	$—	$—
Purchases of investments	312,637	14,700	327,337
Proceeds from principal repayments and sales of investments	(13,851)	—	(13,851)
Accretion of discount/amortization of premium	1,043	21	1,064
Net change in unrealized appreciation (depreciation)	3,066	(504)	2,562
Net realized gain (loss)	—	—	—
Transfers into/out of Level 3	19,235	—	19,235
Fair value, September 30, 2020	$322,130	$14,217	$336,347

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2020	$2,637	$(504)	$2,133

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$1,591,114	Yield Analysis	Discount Rate	5.24%	9.60%	7.23%
Investments in second lien debt	130,632	Yield Analysis	Discount Rate	7.07%	10.51%	8.70%
Investments in other securities:
Unsecured debt	1,475	Yield Analysis	Discount Rate	21.53%	21.53%	21.53%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	4,894	Yield Analysis	Discount Rate	12.00%	12.00%	12.00%
	1,275	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	10,288	Market Approach	EBITDA Multiple	8.10x	16.90x	13.70x
Total investments in other securities	$17,932
Total investments	$1,739,678

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$558,318	Yield Analysis	Discount Rate	5.75%	8.86%	7.18%
Investments in second lien debt	53,155	Yield Analysis	Discount Rate	10.35%	10.95%	10.52%
Investments in other securities	2,959	Market Approach	EBITDA Multiple	9.15x	10.01x	9.71x
Total investments	$614,432

The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

Financial instruments disclosed but not carried at fair value

The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$392,350	$392,350	$333,850	$333,850
BNP Funding Facility	482,000	482,000	—	—
Truist Credit Facility	172,500	172,500	—	—
Total	$1,046,850	$1,046,850	$333,850	$333,850

The above fair value measurements were based on significant unobservable inputs and thus represent Level 3 measurements as defined under ASC 820.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and secured borrowings, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy as of both September 30, 2021 and December 31, 2020.

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

The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one-, two-, or three-month London Interbank Offered Rate, or LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. In connection with the CIBC Subscription Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the CIBC Subscription Facility. The summary information of the CIBC Subscription Facility for the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$1,660	$638	$4,812	$1,066
Facility unused commitment fees	17	97	66	347
Amortization of financing costs	355	232	1,030	637
Total	$2,032	$967	$5,908	$2,050
Weighted average interest rate (excluding unused fees and financing costs)	1.77%	1.84%	1.78%	1.98%
Weighted average outstanding balance	$366,714	$135,709	$356,160	$70,727

During the three months ended September 30, 2021 and September 30, 2020, the Company borrowed $166,500 and $107,500, respectively, and repaid $123,000 and $105,500, respectively, under the CIBC Subscription Facility.

During the nine months ended September 30, 2021 and September 30, 2020, the Company borrowed $381,500 and $391,350, respectively, and repaid $323,000 and $210,000, respectively, under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC (the “BNP Funding Facility”). As of September 30, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the BNP Funding Facility. The summary information of the BNP Funding Facility for the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Borrowing interest expense	$2,975	$—	$5,546	$—
Facility unused commitment fees	34	—	69	—
Amortization of financing costs	289	—	783	—
Total	$3,298	$—	$6,398	$—
Weighted average interest rate (excluding unused fees and financing costs)	2.46%	—%	2.49%	—%
Weighted average outstanding balance	$472,370	$—	$293,766	$—

During the three months ended September 30, 2021, the Company borrowed $125,000 and repaid $14,000 under the BNP Funding Facility. During the nine months ended September 30, 2021, the Company borrowed $514,000 and repaid $32,000 under the BNP Funding Facility.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement (the “Truist Credit Facility”) with Truist Bank. Truist Bank serves as Administrative Agent and Truist Securities, Inc. serves as Joint Lead Arranger and Sole Book Runner. The maximum principal amount of the Truist Credit Facility is $650.0 million, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,000.0 million. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility will mature on July 16, 2026. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus either (A) 0.75%, or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus either (A) 1.75% per annum, or (B) 1.875% per annum, based on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments.

In connection with the Truist Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the Truist Credit Facility. The summary information of the Truist Credit Facility from July 16, 2021 to September 30, 2021 was as follows:

From July 16, 2021 to September 30, 2021
Borrowing interest expense	$267
Facility unused commitment fees	476
Amortization of financing costs	200
Total	$943
Weighted average interest rate (excluding unused fees and financing costs)	2.22%
Weighted average outstanding balance(1)	$56,065

(1) Weighted average outstanding balance calculated for the period from July 16, 2021 to September 30, 2021.

From July 16, 2021 to September 30, 2021, the Company borrowed $172,500 and repaid $0 under the Truist Credit Facility.

The Company’s outstanding debt obligations were as follows:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$392,350	$7,650	$7,650
BNP Funding Facility	600,000	482,000	118,000	118,000
Truist Credit Facility	650,000	172,500	477,500	429,330
Total	$1,650,000	$1,046,850	$603,150	$554,980

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348

(1) The amount available reflects any limitations related to each credit facility’s borrowing base.

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

As of September 30, 2021 and December 31, 2020, the Company had $529,975 and $206,540 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

A summary of the Company’s contractual payment obligations under the secured borrowings as of September 30, 2021 was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$392,350	$—	$392,350	$—	$—
BNP Funding Facility	482,000	—	—	482,000	—
Truist Credit Facility	172,500	—	—	172,500	—
Total Contractual Obligations	$1,046,850	$—	$392,350	$654,500	$—

As of September 30, 2021 and December 31, 2020, the Company had $1,585,773 and $1,445,809, respectively, in total capital commitments from stockholders, of which $863,538 and $1,148,427, respectively, were unfunded.
(8)Net Assets

The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of September 30, 2021	As of December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$4,702	$(1,156)
Net investment income (loss)	44,891	10,635
Net realized gain (loss)	120	2,154
Net unrealized appreciation (depreciation)	11,824	5,508
Dividend declared	(42,624)	(13,926)
Tax reclassification of stockholders’ equity	—	1,487
Net distributable earnings (accumulated losses), end of period	$18,913	$4,702

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
July 16, 2021	7,161,130	149.88
Total	20,423,094	$424.85

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
August 11, 2020	2,002,071	39.98
September 28, 2020	3,504,634	69.99
Total	11,561,023	$227.37

The following table summarizes the Company’s dividends declared and payable for the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56	20,080
Total Distributions			$1.50	$42,624

The following table summarizes the Company’s dividends declared and payable for the nine months ended September 30, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40	3,228
Total Distributions			$0.69	$4,761

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

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

The following table summarizes DRIP shares issued and amounts for the nine months ended September 30, 2021 (dollar amounts in thousands):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
Total	$8,471	410,020

The following table summarizes DRIP shares issued and amounts for the nine months ended September 30, 2020 (dollar amounts in thousands):

Payment Date	DRIP Shares Value	DRIP Shares Issued
July 15, 2020	$227	11,668
Total	$227	11,668
(9)Earnings Per Share
    The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$22,236	$6,619	$56,835	$8,213
Denominator for basic and diluted earnings per share - weighted average shares outstanding	34,649,255	7,290,085	25,736,110	5,559,741	(1)
Basic and diluted earnings per share	$0.64	$0.91	$2.21	$1.48
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through September 30, 2020.
(10) Financial Highlights
The Company commenced investing operations on January 31, 2020. Net asset value, at the beginning of period for the nine months ended September 30, 2020 represents the initial offering price per share. The following are the financial highlights for the nine months ended September 30, 2021 and September 30, 2020, respectively (dollar amounts in thousands, except per share data):

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$20.00
Net investment income (loss)	1.74	0.71
Net unrealized and realized gain (loss)(2)	0.53	(0.43)
Net increase (decrease) in net assets resulting from operations	2.27	0.28
Distributions declared	(1.50)	(0.69)
Issuance of common stock	0.04	0.28
Total increase (decrease) in net assets	0.81	(0.13)
Net asset value, end of period	$20.89	$19.87
Shares outstanding, end of period	35,857,539	11,574,440
Total return based on net asset value(3)	11.69%	2.78%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$749,153	$229,929
Weighted average shares outstanding	25,736,110	5,559,741	(4)
Ratio of net expenses to average net assets(5)	6.55%	6.50%
Ratio of expenses before waivers to average net assets(5)	8.07%	7.48%
Ratio of net investment income to average net assets(5)	11.42%	4.82%
Total capital commitments, end of period	$1,585,773	$1,402,813
Ratios of total contributed capital to total committed capital, end of period	45.54%	16.21%
Asset coverage ratio	171.56%	226.79%
Portfolio turnover rate	19.20%	24.56%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2021 and September 30, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company's dividend reinvestment plan.
(4)For the nine months ended September 30, 2020, weighted average shares outstanding was calculated for the period from February 5, 2020, the date of first external issuance of shares through September 30, 2020.
(5)Amounts are annualized except for incentive fees, and expense support amounts relating to organization and offering costs.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2021
(In thousands, except shares and per share data)

(11) Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On October 4, 2021, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 7,807,826 shares of Common Stock for an aggregate offering price of approximately $164.0 million. The sale closed on October 15, 2021.
On November 2, 2021, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $175.0 million. The sale of Common Stock was expected to close on November 12, 2021.

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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow. We intend to achieve our investment objective by investing primarily in directly originated senior secured term loans including first lien senior secured term loans and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic assets. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We expect to generate revenues primarily in the form of interest income from investments we hold. In addition, we expect to generate income from distributions on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, syndication, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
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
Coronavirus Developments
The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, the efficiency and success of the global vaccine rollout, the length of economic recovery, and policies of the new U.S. presidential administration have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. Despite these factors, we believe we are very well positioned to manage the current environment. Our portfolio was constructed almost entirely “post-COVID-19” market dislocation and we believe we still have sufficient available capital to be prudently invested in the current credit environment. We intend to continue to deploy capital in a measured pace as we find what we believe are compelling investment opportunities, while seeking to avoid investing in cyclical industries and industries directly impacted by the effects of the Coronavirus pandemic.
We cannot predict the full impact of the Coronavirus pandemic, especially in light of the uncertainty surrounding more contagious strains of the virus that have emerged in the United States and globally and the potential impact on the vaccine rollout. While the U.S. Food and Drug Administration has approved certain vaccines, including for emergency use, we cannot be certain if and when the United States and countries worldwide will achieve “herd immunity”. Any delay in the dissemination of the vaccines and any unwillingness amongst the population to get vaccinated could result in further social distancing measures and/or localized outbreaks, which may impede the global economic recovery. As such, the extent to which Coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our Investment Adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, certain portfolio companies may experience financial distress and possibly default on their financial obligations to us and their other capital providers. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
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
Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Investment Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the private credit platform of Morgan Stanley Investment Management, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments. Our Investment Adviser is an indirect wholly owned subsidiary of Morgan Stanley. The experienced investment professionals of our Investment Adviser work on a particular transaction from origination to close and continue to monitor each investment throughout its life cycle.

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

PORTFOLIO AND INVESTMENT ACTIVITY
As of September 30, 2021, we had investments in 77 portfolio companies across 23 industries. Based on fair value as of September 30, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 99.1% of our debt investments at fair value had a LIBOR floor. The weighted average LIBOR floor across our debt investments was approximately 0.93% as of September 30, 2021. These floors allow us to potentially mitigate (to a degree) the impact of spread widening on the valuation of our investments. As of September 30, 2021, our weighted average total yield on debt securities at amortized cost was 7.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2021.

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
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, dollar amounts in thousands):

	As of and for the Three Months ended September 30, 2021	As of and for the Three Months ended September 30, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$591,083	$283,962
Less: Syndications	—	—
Net New Investments Committed/Purchased	591,083	283,962
Investments, at Cost
Investments, beginning of period	1,337,637	206,367
New investments purchased	466,945	149,390
Net accretion of discount on investments	2,167	734
Payment-in-kind	74	—
Net realized gain (loss) on investments	126	791
Investments sold or repaid	(55,014)	(23,068)
Investments, end of period	1,751,935	334,214
Amount of investments funded, at principal
First lien debt investments	474,825	149,390
Other securities(2)	1,669	—
Total	476,494	149,390
Amount of investments sold/fully repaid, at principal
First lien debt investments	42,917	23,068
Total	$42,917	$23,068
Weighted average yield on debt and income producing investments, at cost(3)	7.3%	7.6%
Weighted average yield on debt and income producing investments, at fair value(3)	7.3%	7.6%
Number of portfolio companies	77	19
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	—%
(1)Includes new investment commitments, excluding sale/repayments and including unfunded investment commitments.
(2)Includes dollar amount of equity investments funded.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2021 and December 31, 2020 were as follows (dollar amounts in thousands):

	September 30, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—
Risk rating 2	1,769,267	100.0	77
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$1,769,267	100.0%	77

	December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$31,230	4.9%	1
Risk rating 2	605,751	95.1	35
Risk rating 3	—	—	—
Risk rating 4	—	—	—
	$636,981	100.0%	36

An investment with Risk Rating of 1 as of December 31, 2020 was repaid in full during the nine months ended September 30, 2021, resulting in a decrease of total fair value in Risk Rating 1 as of September 30, 2021.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$31,729	$5,659	$75,488	$10,472
Less: Net expenses	12,909	3,811	30,592	6,546
Net investment income	18,820	1,848	44,896	3,926
Less: Excise tax expense	—	—	5	—
Net change in unrealized appreciation (depreciation)	3,290	3,982	11,824	2,133
Net realized gain (loss)	126	789	120	2,154
Net increase (decrease) in net assets resulting from operations	$22,236	$6,619	$56,835	$8,213
Investment Income

Investment income was as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income:
Interest income	$30,663	$5,473	$68,403	$9,332
Payment-in-kind interest income	302	—	680	—
Dividend income	138	—	260	—
Other income	626	186	6,145	1,140
Total investment income	$31,729	$5,659	$75,488	$10,472

Interest income from investments increased from $5.5 million for the three months ended September 30, 2020 to $30.7 million for the three months ended September 30, 2021. Interest income increased from $9.3 million for the nine months ended September 30, 2020 to $68.4 million for the nine months ended September 30, 2021. The increase was primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased to $1,769.3 million at September 30, 2021 from $336.3 million at September 30, 2020. All senior secured debt investments were income-producing as of September 30, 2021.

We received payment-in-kind, or PIK, interest income of $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, driven by new investments made during such periods earning PIK interest income.

Interest income on our first and second lien debt investments is generally dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2021, and for the period then ended, all of our first and second lien debt investments were performing and current on their interest payments.

We accrued dividend income of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, from a preferred equity investment made during such periods accruing dividend income.

Other income from investments increased from $0.2 million for the three months ended September 30, 2020 to $0.6 million for the three months ended September 30, 2021. Other income increased from $1.1 million for the nine months ended September 30, 2020 to $6.1 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase in syndication fees earned.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expenses:
Interest and other financing expenses	$6,273	$967	$13,249	$2,050
Management fees	3,864	637	8,635	1,059
Income based incentive fee	4,119	551	9,965	969
Capital gains incentive fee	598	750	2,090	750
Organization and offering costs	—	206	42	541
Professional fees	554	715	1,595	1,339
Directors’ fees	84	87	249	261
Administrative service fees	54	54	158	140
General and other expenses	260	327	987	369
Total expenses	15,806	4,294	36,970	7,478
Expense support	1	(5)	98	(138)
Management fees waiver	(2,898)	(478)	(6,476)	(794)
Net expenses	$12,909	$3,811	$30,592	$6,546
Excise tax expense	$—	$—	$5	$—
The increase in interest and other financing expenses from $1.0 million to $6.3 million for the three months ended September 30, 2020 to the three months ended September 30, 2021 was primarily driven by the increase in weighted average interest rate from 1.84% to 2.16% and increased borrowings under our credit facilities as a result of increased deployment of capital for investments. Weighted average outstanding debt balance increased to $886.0 million for the three months ended September 30, 2021 from $135.7 million for the three months ended September 30, 2020.
The increase in interest and other financing expenses from $2.1 million to $13.2 million for the nine months ended September 30, 2020 to the nine months ended September 30, 2021 was primarily driven by the increase in weighted average interest rate from 1.98% to 2.10% and increased borrowings under our credit facilities as a result of increased deployment of capital for investments. Weighted average outstanding debt balance increased to $665.7 million for the nine months ended September 30, 2021 from $70.7 million for the nine months ended September 30, 2020.
The increase in management fees (net of management fees waiver) and income based incentive fee for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were primarily driven by increased deployment of capital, which resulted in higher average gross assets as a basis for base management fee calculation, and higher pre-incentive fee net investment income for income based incentive fee calculation. Total value of the investment portfolio was $1,769.3 million at September 30, 2021 and $336.3 million at September 30, 2020. Total pre-incentive fee net investment income was $23.5 million and $3.1 million for the three months ended September 30, 2021 and September 30, 2020.

The capital gains incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement. For the three months ended September 30, 2021, we accrued capital gains incentive fee of $0.6 million due to $3.4 million of realized gain and net change in unrealized gain during the period. Capital gains incentive fee payable as of September 30, 2021 was $21 based on realized gains during the nine months ended September 30, 2021. For the three months ended September 30, 2020, we accrued capital gains incentive fee of $0.8 million due to $4.3 million of realized gain and net change in unrealized gain for the nine months ended September 30, 2020.
Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Stock. Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily driven by an increase in our investments as a result of our deployment of capital.
For the three and nine months ended September 30, 2021, expense support includes recoupment of previously waived excess organization and offering expenses of $1 and $98, respectively. For the three and nine months ended September 30, 2020, expense support includes excess organization and offering costs of $5 and $138, respectively, that the Investment Adviser had committed to pay. Excess organization and offering costs are subject to reimbursement to the Investment Adviser at a future date. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and nine months ended September 30, 2021, we incurred $0 and $5 of U.S. federal excise tax, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$126	$789	$120	$2,154
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,290	3,982	11,824	2,133
Net realized and unrealized gains (losses)	$3,416	$4,771	$11,944	$4,287

During the three and nine months ended September 30, 2021, the net change in unrealized appreciation of $3.3 million and $11.8 million of investments were primarily driven by the increase of valuations of our debt investments as a result of the tightening credit spread environment and strong portfolio company performance.

The net change in unrealized gain of $2.1 million of investments during the nine months ended September 30, 2020 was a result of $3.8 million of unrealized investment loss as of March 31, 2020, offset by $5.9 million net change in unrealized gain during the three months ended June 30, 2020 and September 30, 2020. Markdowns in the fair value of our investment portfolio as of March

31, 2020, impacted by a widening credit spread environment and weakness in the broadly syndicated loan market during the period, were recovered in full as of September 30, 2020.

For the three and nine months ended September 30, 2021, the net realized gains of $126 and $120 were driven by sale of investments to third parties. For the three and nine months ended September 30, 2020, the net realized gains of $789 and $2,154 were driven by the sale of broadly syndicated loan investments in the secondary market.

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
As of September 30, 2021, we had approximately $44.7 million of cash, which taken together with our approximately $7.7 million, $118.0 million and $477.5 million of unused commitment (subject to borrowing base availability) under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility, each as defined in Note 6 of our accompanying unaudited consolidated financial statements, respectively, and our approximately $863.5 million of uncalled capital commitments to purchase shares of Common Stock, or Capital Commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of September 30, 2021, we had received aggregate Capital Commitments of approximately $1,585.8 million, of which $200.0 million was from an affiliate of the Investment Adviser.
During the nine months ended September 30, 2021, we received proceeds from five capital calls and issued shares to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
July 16, 2021	7,161,130	149.88
Total	20,423,094	$424.85
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,195	14.95
August 11, 2020	2,002,071	39.98
September 28, 2020	3,504,634	69.99
Total	11,561,023	$227.37

Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2021 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	10.7%	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56	11.1%	20,080
Total Distributions			$1.50		$42,624
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2020 (dollar amounts in thousands):

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29	6.0%	$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40	9.7%	3,228
Total Distributions			$0.69		$4,761

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

The following table summarizes DRIP shares issued and amounts for the nine months ended September 30, 2021 (dollar amounts in thousands). No DRIP shares were issued for the nine months ended September 30, 2020:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
Total	$8,471	410,020

Debt
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$392,350	$7,650	$7,650
BNP Funding Facility	600,000	482,000	118,000	118,000
Truist Credit Facility	650,000	172,500	477,500	429,330
Total	$1,650,000	$1,046,850	$603,150	$554,980

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Amount Available(1)
CIBC Subscription Facility	$400,000	$333,850	$66,150	$66,150
BNP Funding Facility	300,000	—	300,000	126,198
Total	$700,000	$333,850	$366,150	$192,348
(1) The amount available reflects any limitations related to each credit facility's borrowing base.
CIBC Subscription Facility

On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA, as administrative agent and arranger, which was subsequently amended on February 3, 2020 and November 17, 2020. As of September 30, 2021, the CIBC Subscription Facility, as amended, allows us to borrow up to $400.0 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments.

The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500.0 million with the consent of the lenders. The CIBC Subscription Facility matures on December 31, 2022. The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one-, two-, or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our investors. In connection with the CIBC Subscription Facility, we have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the CIBC Subscription Facility are subject to the leverage restrictions contained in the 1940 Act, as amended, or the 1940 Act.

During the three and nine months ended September 30, 2021, we borrowed $166.5 million and $381.5 million, respectively, and repaid $123.0 million and $323.0 million, respectively, under the CIBC Subscription Facility. During the three and nine months ended September 30, 2020, we borrowed $107.5 million and $391.4 million, respectively, and repaid $105.5 million and $210.0 million, respectively, under the CIBC Subscription Facility. As of September 30, 2021 and December 31, 2020, we had $392.4 million and $333.9 million outstanding under the CIBC Subscription Facility, respectively. As of September 30, 2021 and December 31, 2020, we had $7.7 million and $66.2 million, respectively, of available capacity under the CIBC Subscription Facility.

BNP Funding Facility

On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, with DLF LLC, as the borrower, BNP Paribas, or BNP, as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC. As of September 30, 2021, the borrowing capacity under the BNP Funding

Facility was $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%.

During the three and nine months ended September 30, 2021, we borrowed $125.0 million and $514.0 million, respectively, and repaid $14.0 million and $32.0 million, respectively, under the BNP Funding Facility. During the three and nine months ended September 30, 2020, no amount was borrowed under the BNP Funding Facility as the facility was closed on October 14, 2020. As of September 30, 2021 and December 31, 2020, we had $482.0 million and $0.0 million outstanding under the BNP Funding Facility, respectively. As of September 30, 2021 and December 31, 2020, we had $118.0 million and $300.0 million, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base availability).
Truist Credit Facility
On July 16, 2021, we entered into the Truist Credit Facility with Truist Bank. Truist Bank serves as Administrative Agent and Truist Securities, Inc. serves as Joint Lead Arranger and Sole Book Runner. The maximum principal amount of the Truist Credit Facility is $650.0 million, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity up to $1,000.0 million. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility has a maturity date of July 16, 2026. The Truist Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of certain of our domestic subsidiaries, subject to certain exceptions.

We may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which we elect the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus either (A) 0.75%, or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which we elect the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus either (A) 1.75% per annum, or (B) 1.875% per annum, based on certain borrowing base conditions. We pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments.

In connection with the Truist Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In addition, we must comply with the following financial covenants: (a) we must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) we must maintain at all times a 150% asset coverage ratio.
During the three and nine months ended September 30, 2021, the Company borrowed $172,500 and repaid $0 under the Truist Credit Facility.
As of September 30, 2021, we were in compliance with all covenants and other requirements of each of our credit facilities, as well as the leverage restrictions contained in the 1940 Act.
OFF BALANCE SHEET ARRANGEMENTS
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in our financial statements as of September 30, 2021 in Part I, Item 1 of this Report for any such exposure.
We have in the past and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.
As of September 30, 2021, we had delayed draw and revolving senior secured loans with an aggregate of $530.0 million of unfunded commitments.
As of December 31, 2020, we had delayed draw and revolving senior secured loans with an aggregate of $206.5 million of unfunded commitments.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2021, management is not aware of any material pending or threatened litigation relating to us.
CONTRACTUAL OBLIGATIONS
A summary of our contractual payment obligations under our secured borrowings as of September 30, 2021 was as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
CIBC Subscription Facility	$392,350	$—	$392,350	$—	$—
BNP Funding Facility	482,000	—	—	482,000	—
Truist Credit Facility	172,500	—	—	172,500	—
Total Contractual Obligations	$1,046,850	$—	$392,350	$654,500	$—
RECENT DEVELOPMENTS
During the period from October 1, 2021 through November 10, 2021, the Company has closed or the Investment Adviser’s Investment Committee has committed/approved approximately $786.9 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately 97.8% were first lien senior secured loans, 1.6% were second lien senior secured loans, and 0.6% were equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus pandemic.
On October 4, 2021, we delivered a capital drawdown notice to our stockholders relating to the sale of approximately 7,807,826 shares of Common Stock for an aggregate offering price of approximately $164.0 million. The sale closed on October 15, 2021.
On November 2, 2021, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $175.0 million. The sale of Common Stock was expected to close on November 12, 2021.
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
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;

•the Placement Fee Agreement;
•Expense Support and Waiver Agreement; and
•License Agreement.

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
As of September 30, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$38,541	$(31,406)	$7,135
Up 200 basis points	$20,977	$(20,937)	$40
Up 100 basis points	$3,414	$(10,469)	$(7,055)
Down 100 basis points	$(20)	$840	$820
Down 200 basis points	$(20)	$840	$820
Down 300 basis points	$(20)	$840	$820

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
(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Report on Form 8-K filed on July 22, 2021 for an issuance of our Common Stock during the quarter ended September 30, 2021. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

Morgan Stanley Direct Lending Fund

Dated: November 10, 2021	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2021	By	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer
(Principal Financial Officer)