Form 10-K
period 2021-12-31
Morgan Stanley Direct Lending Fund
filed 2022-03-18
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 18, 2022, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 18, 2022 was 57,196,918.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to Morgan Stanley Direct Lending Fund, a Delaware corporation, together with its consolidated subsidiaries, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, a wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Common Stock” refers to our common stock, par value $0.001 per share; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2021.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any of the MS BDCs (as defined below), even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of the current Coronavirus (also referred to as “COVID-19” or “Coronavirus”) pandemic;
•changes in the general interest rate environment;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
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
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
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
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

PART I
Item 1. Business
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this Form 10-K, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and prospectively alternative reference rates including the Secured Overnight Financing Rate, or SOFR). We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sale of loans and debt and equity securities, and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, financial sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we will be able to offer attractive risk-adjusted returns to our investors. Despite the effects of the ongoing Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the impact of Coronavirus. See “—Coronavirus Developments” below.
On December 23, 2019, we completed our initial closing (“Initial Closing”) of capital commitments to purchase shares of our common stock in a private placement pursuant to subscription agreements with investors. Since our Initial Closing, we held additional closings and received aggregate capital commitments to purchase Common Stock. As of December 31, 2021, total capital commitments were approximately $1,585.5 million.
We may draw down capital commitments to make investments or pay expenses at any time through December 23, 2022, the third anniversary of the Initial Closing, subject to extension for up to an additional one-year period pursuant to the Adviser’s recommendation with the approval of our board of directors (“Board of Directors”) (such period, including any extensions, the

“Investment Period”). After the end of the Investment Period, we may draw down remaining capital commitments, if any, to the extent necessary to: (a) pay our expenses, including management fees, incentive fees and any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, and/or (b) complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases).
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
The Company’s term is perpetual. Subject to market conditions and approval of the Board of Directors, we will target a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering (an “Exchange Listing”), within four years from the Initial Closing. However, if the Company has not consummated a Liquidity Event by the sixth anniversary from Initial Closing, as may be extended by up to an additional one-year period pursuant to the Adviser’s recommendation with the approval of the Board of Directors, the Board of Directors (subject to market conditions and any necessary approvals of our stockholders and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down, sell and/or liquidate and dissolve the Company in an orderly manner.
The Adviser

Our Adviser, a wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, such as other BDCs, each with a similar investment strategy and investment objective to ours (each an “MS BDC” and, together, the “MS BDCs”). The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.

Our Adviser’s investment committee (the “Investment Committee”) servicing the Company is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 21 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

Our Adviser is served by experienced investment professionals (the “Investment Team”) within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. The Adviser’s principal executive offices are located at 1585 Broadway, 39th Floor, New York, New York 10036.
The MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $100 million. As of December 31, 2021, Direct Lending managed approximately $8.6 billion in investable capital. Investable capital is calculated as total capital raised and actual or target leverage within each business line.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of January 1, 2022, Opportunistic Credit managed approximately $2.6 billion in investable capital.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions—Institutional Securities (“ISG”), Wealth Management (“WM”) and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.

As of December 31, 2021, IM managed approximately $1.6 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, a wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate.
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under an administration agreement, dated November 25, 2019, between us and the Administrator (the “Administration Agreement”), including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator will be reimbursed for certain expenses it incurs on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business—Administration Agreement” below for a discussion of the expenses (subject to the review and approval of our independent directors) that we reimburse to the Administrator.
Coronavirus Developments

The effect on the U.S. and global economy of the ongoing Coronavirus pandemic, uncertainty relating to new variants of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, government policies and actions taken or to be taken in response to the pandemic have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving situation relating to the Coronavirus pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of Coronavirus on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Adviser continue to be fully operational.
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong financial sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (versus non-sponsor-backed companies) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
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
We have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (the “U.K.”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors and typically avoiding sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography. As of December 31, 2021, the Company’s exposure to these industries, and other businesses that the Adviser believes may be subject to business cycle volatility, was 5.9% of gross investment commitments.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments in order to mitigate risk and achieve our investment objective.
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
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
We expect that over the long term and once we are fully invested, our investments will generally comply with the following limits, measured as a percentage of the sum of our aggregate equity commitments and our use of leverage (expected to be 1.0x-1.25x as measured by debt-to-equity, subject to a cap of 2.0x), in each case, at the time the relevant investment is made:
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
•Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•Structuring investments focused on providing us with security, covenant protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. Currently, we believe that the MS BDCs, including the Company, are the only BDC platform to serve as the primary middle-market loan investment vehicle within a global investment banking firm, which we believe represents a significant differentiating advantage for us. In addition to the Adviser’s relationships with middle-market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies which may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
Ability to Leverage Morgan Stanley’s Relationships and Network

Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.

Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, subject to, in all cases, applicable law, rules and regulations, information barriers, confidentiality provisions and policies and procedures, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses.
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s investment professionals maintain with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong financial sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, has principal management responsibility for the Company and serves as Chair of the Investment Committee. Mr. Levin has more than 20 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as a Partner and President of TCG BDC Inc. and TCG BDC II, Inc., he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a senior member of the MS Private Credit platform. In addition, the investment professionals of the MS Private Credit platform have strong financial sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.

The Investment Committee members servicing the Company have an average of over 21 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.

Morgan Stanley Equity Investment

MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser (“MS Credit Partners Holdings”), invested seed capital of $35,000 in the Company as of December 31, 2019. Pursuant to the terms of MS Credit Partners Holdings’ subscription agreement, MS Credit Partners Holdings has made an aggregate capital commitment of $200 million to the Company. As of December 31, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate capital commitments received, respectively. Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment entered into by MS Credit Partners Holdings to purchase our common stock described above. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress..
Market Opportunity

Despite the ongoing effects of the Coronavirus pandemic, we believe the middle-market direct lending market environment continues to be attractive. We believe that uncertainty remains as a result of the Coronavirus pandemic, including uncertainty relating to more contagious strains of the Coronavirus that have emerged in the United States and globally, vaccine hesitancy and efficacy, the length of economic recovery, and government policies and actions taken or to be taken in response to the pandemic that have created stress on the market and could affect our portfolio companies. In addition, government spending and disruptions in supply chains in the United States and elsewhere in response to the Coronavirus pandemic and otherwise, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that will affect our portfolio companies and could affect our financial condition and results of operations. Despite these factors and while we cannot predict the full impact of the Coronavirus pandemic, we believe we are very well positioned to manage the current environment.
We are well capitalized as of December 31, 2021, with over $1.2 billion of available capital (approximately $74.2 million of cash, which taken together with our approximately $89.7 million, $136.5 million and $499.0 million of availability under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility (each a “Credit Facility” as further defined below and subject to borrowing base availability), respectively, and our approximately $425.7 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.

In addition, we believe the middle-market direct lending market environment continues to provide attractive risk adjusted returns due to several historical factors.
Advantageous Market Landscape

We believe that the middle-market senior secured loan asset class remains a highly attractive investment area due to its significant size and historically strong risk adjusted returns. Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily as a result of changes in banking regulation and deal structure, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
We believe that focusing on lending to private equity owned middle-market businesses provides for an attractive risk adjusted return, with demonstrated stability of leverage multiples and attractive loan to value ratios due to significant equity contributions from the private equity owners.
Large and Growing U.S. Middle-Market with Favorable Market Trends

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require significant capital if these companies continue their growth. Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are over $595 billion of middle-market loans with maturities between the fourth quarter of 2021 and the third quarter of 2028 that will likely require a refinancing event. In addition, data from Preqin, Ltd., a provider of financial data and information on the alternative assets market, shows that as of December 31, 2021, there was approximately $530 billion of raised, but not yet invested, capital by North American private equity firms. We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
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
Benefits of Middle-Market Focus
Middle-market companies, with EBITDA between $15 million and $100 million, are generally less levered than companies with EBITDA in excess of $100 million. We believe middle-market loans generally tend to be illiquid in exchange for many other benefits, including more attractive economics in the form of upfront fees, spreads, and prepayment penalties. We believe, senior secured middle-market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders which generally means they carry the least risk among investments in the capital structure. Senior secured middle-market loans that are secured by the portfolio company’s assets typically contain carefully structured covenant packages that allow lenders to take early action in situations where obligors underperform. These characteristics can provide protection against credit deterioration. Middle-market lenders are often able to complete more thorough due diligence investigations prior to investment than lenders in the broadly syndicated loan asset class.
Investment Process
Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments.
The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management, and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

Origination

We believe we benefit from the Adviser’s highly differentiated direct origination platform. The origination platform is complemented by opportunities sourced by the existing Morgan Stanley divisions and businesses.

The Firm has deep relationships with many middle-market private equity firms and middle-market companies that provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. We seek to capitalize on a significant number of lending opportunities with middle-market companies that the Firm has longstanding relationships with.

We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the Morgan Stanley origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

If the members of the Investment Team conducting the initial review conclude that the investment opportunity meets our objectives, the Investment Team prepares a screening memo which is discussed with a subset of the Investment Committee at a Preliminary Screen meeting. At a Preliminary Screen meeting, the Investment Team presents an overview of the business, proposed capital structure, proposed terms (if applicable at this stage), key investment highlights and risks, and preliminary financial analysis. Opportunities that are approved at the Preliminary Screen meeting advance to the Due Diligence & Structuring phase.
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
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;
•Consideration of environmental, social and governance (“ESG”) issues; and
•Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a quarterly basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
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
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, financial sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser also compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, internal risk ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into four categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the four categories of the Adviser’s Internal Risk Rating system:

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

Category 4
In the opinion of our Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2021 and December 31, 2020.
Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from rise in energy prices, volatility in foreign currency exchange rates, market impacts of responses to the COVID-19 pandemic, inflation expectation and interest rate sensitivity.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities

As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our investors. Morgan Stanley has advised and may advise clients with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of both Morgan Stanley and other entities, including those with investment objectives that overlap with ours. For instance, the Adviser serves as the investment adviser to the other MS BDCs, whose investment objectives overlap with our investment objectives. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings described above. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress
These activities create potential conflicts in allocating investment opportunities among us and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other investment funds, accounts and similar arrangements sponsored and/or advised by the Adviser and its affiliates. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
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
For a description of the potential conflicts of interest of the Company as well as the allocation of investments among entities advised by the Adviser and its affiliates, see “Item 13 — Certain Relationships and Related Transactions, and Director Independence” and in particular, the section titled “Investments by Morgan Stanley and Its Affiliated Investment Accounts.”
Investments
As of December 31, 2021, the fair value of our investments was approximately $2,387.4 million in 98 portfolio companies. As of December 31, 2020, the fair value of our investments was approximately $637.0 million in 36 portfolio companies. During the year ended December 31, 2021, we made new investment commitments (prior to any sale/repayments) of approximately $2,486.6 million and new investment fundings of approximately $2,113.5 million. Approximately $384.7 million of investments were sold or repaid, of which $103.7 million of investments were sold and realized net gains of $1.9 million. During the year ended December 31, 2020, we made new investment commitments (prior to any sale/repayments) of approximately $948.7 million and new investment fundings of approximately $714.7 million. Approximately $89.0 million of investments were sold or repaid, of which $33.5 million of investments were sold and realized net gains of $2.2 million.
As of December 31, 2021, 75% of our investments, calculated as a percentage of gross commitments (funded and unfunded), were loans in support of LBOs and acquisitions of portfolio companies by private equity sponsors. In addition, our portfolio displayed the following characteristics, in each case as of the closing date of each of our investments1:
•Weighted average yield on debt investments of 7.2%2;
•Weighted average last 12-month EBITDA of approximately $100 million of our portfolio companies;
•Weighted average of 6.0x net leverage through tranche of our portfolio companies3; and
•Approximately 5.9% of the portfolio is in loans that the Adviser believes may be subject to business cycle volatility.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,213,332	$2,224,100	93.2%
Second Lien Debt	120,124	121,550	5.1
Other Securities	39,979	41,724	1.7
Total	$2,373,435	$2,387,374	100.0%
1 Excludes recurring revenue investments, which are investments in portfolio companies in which the Company lends on a multiple of recurring revenue generated by the portfolio company as opposed to on a multiple of EBITDA of the portfolio company. Calculated as a percentage of gross commitments (funded and unfunded).
2 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that we are a lender to.

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$575,009	$580,867	91.2%
Second Lien Debt	53,505	53,155	8.3
Other Securities	2,959	2,959	0.5
Total	$631,473	$636,981	100.0%
The industry composition of our investments at fair value is as follows:

	December 31, 2021	December 31, 2020 (1)
Aerospace and Defense	1.7%	—%
Air Freight and Logistics	0.5	—
Auto Components	3.3	4.6
Automobiles	7.4	(0.1)
Biotechnology	0.6	—
Commercial Services & Supplies	13.0	10.0
Construction and Engineering	1.5	—
Containers & Packaging	1.6	2.0
Distributors	1.2	—
Diversified Consumer Services	1.5	1.5
Diversified Financial Services	0.1	2.7
Electronic Equipment, Instruments & Components	0.7	0.0
Energy Equipment & Services	0.6	2.3
Food Products	3.1	11.2
Health Care Equipment & Supplies	0.4	—
Health Care Providers & Services	2.9	1.3
Health Care Technology	0.9	1.4
Industrial Conglomerates	1.8	5.0
Insurance	17.1	19.4
Interactive Media & Services	3.8	3.6
IT Services	10.8	12.0
Leisure Products	2.4	3.8
Machinery	2.0	—
Multi-Utilities	0.4	0.1
Professional Services	4.0	7.1
Real Estate Management & Development	5.2	5.3
Software	11.5	6.8
Total	100.0%	100.0%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$81,935	$81,386	3.4%	$—	$—	—%
United Kingdom	17,804	18,200	0.8	—	—	—
United States	2,273,696	2,287,789	95.8	631,473	636,981	100.0
Total	$2,373,435	$2,387,374	100.0%	$631,473	$636,981	100.0%

See the Consolidated Schedule of Investments as of December 31, 2021 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, our asset coverage ratio was 195.1%. As of December 31, 2020, our asset coverage ratio was 190.3%.
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
Investment Advisory Agreement
We have entered into an investment advisory agreement, dated November 25, 2019 (the “Investment Advisory Agreement”), with our Adviser. Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. The Adviser agreed to waive any reimbursement by us of offering and organizational expenses the Adviser incurs on the Company’s behalf in excess of the greater of (i) one million dollars ($1,000,000), and (ii) one-tenth of one percent (0.10%) of the aggregate capital commitments raised in the initial and subsequent closings of our initial private offering during the three-year period commencing on the date of the Initial Closing. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement was most recently renewed in November 2021.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income, if any, that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.
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
Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a business development company through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.
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
Investment income (including interest, dividends, fees, etc.) = 2.0%
Hurdle rate(1) = 1.5%
Base management fee(2) = 0.0625%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (base management fee + other expenses)) = 1.7375% which exceeds the hurdle rate
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to the “catch-up”(4)
= 100% × (1.7375% – 1.5%)
= 0.2375%
Alternative 3
Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.5%
Hurdle rate(1) = 1.5%
Base management fee(2) = 0.0625%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%
Pre-incentive fee net investment income
(investment income – (base management fee + other expenses)) = 2.2375%
Incentive fee = 17.5% × pre-incentive fee net investment income, subject to “catch-up”(4)
= 100% × "catch-up" + (17.5% × (pre-incentive fee net investment income – 1.8182%))

Catch-up = 1.8182% – 1.5% = 0.3182%
Incentive fee = (100% × 0.3182%) + (17.5% × (2.2375% – 1.8182%))
= 0.3182% + (17.5% × 0.4193%)
= 0.3182% + 0.0734%
= 0.3916%
(*)The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents 6% annualized hurdle rate.
(2)Represents 0.25% annualized base management fee.
(3)Excludes organizational and offering expenses
(4)The “catch-up” provision is intended to provide our Adviser with an incentive fee of 17.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.8182% in any calendar quarter.
Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1
Assumptions
• Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
• Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
• Year 3: FMV of Investment B determined to be $25 million
• Year 4: Investment B sold for $31 million
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
Alternative 2
Assumptions
•Year 1: Investment A, Investment B and $25 million investment made in Company C (“Investment C”)
•Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

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
$4.375 million cumulative fee (17.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $6.125 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreement
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in November 2021.
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
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys' fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act.
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
•The discontinuation of LIBOR may adversely affect our business and results of operations.
•We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors.
•We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
•We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•Our financial condition and results of operation depend on our ability to manage future growth effectively.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•There are significant potential conflicts of interest that could affect our investment returns.
•Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
•Our ability to enter into transactions with our affiliates is restricted.
•Shares of our Common Stock are illiquid investments for which there is not a secondary market.
•We operate in a highly competitive market for investment opportunities.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•We will need to raise additional capital to grow because we must distribute most of our income.
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
•We are subject to risks associated with our Credit Facilities.
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
•The liability of each of the Adviser and the Administrator is limited.
Risks Relating to Our Investments
•Limitations of investment due diligence expose us to investment risk.
•Our debt investments may be risky and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
•Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
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
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•We may not realize gains from our equity investments.
Risks Relating to Our Common Stock
•There is no public market for shares of our Common Stock, and there is no assurance that a public market of shares of our Common Stock will develop.
•There are restrictions on holders of our Common Stock.
•There is a risk that you may not receive distributions.
•Investing in our Common Stock may involve an above average degree of risk.
•We have not established any limit on the amount of funds we may use from available sources to fund dividends (which may reduce the amount of capital we ultimately invest in assets).
•The net asset value of our Common Stock may fluctuate significantly.
•Our stockholders may experience dilution in their ownership percentage.
•Our stockholders may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
Risks Relating to the Notes
•The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
•The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
•An increase in market interest rates could result in a decrease in the market value of the Notes.
General Risk Factors
•We are operating in a period of capital markets disruption and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Risks relating to compliance with the AIFMD.
Regulation as a Business Development Company
General
On November 25, 2019, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. Shares of our Common Stock are not currently listed on a national securities exchange; however, we may pursue a Liquidity Event, including an Exchange Listing, in the future. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated, and intend to qualify annually as a RIC. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)is organized under the laws of, and has its principal place of business in, the United States;
b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)satisfies either of the following:
i)does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii)is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2)Securities of any eligible portfolio company which we control.
3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. The Investment Advisory Agreement excludes the amount of these transactions or such cash drawn for this purpose from total assets for purposes of computing the base management fee.
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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC's website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Adviser”.
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
We vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
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
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
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
Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company (“FHC”) status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve”). Because a Morgan Stanley affiliate is acting as our Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as an FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
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
Dodd-Frank and Volcker Rule Disclosure

Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013 (Implementing Regulations), generally restrict any “banking entity” (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. The term “covered fund” includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.
The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would during that time be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes for so long as entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. However, for a limited seeding period following the Initial Closing, which pursuant to the Volcker Rule and the Implementing Regulations, may be three years or more, we will not be deemed to be a “banking entity” solely because of the ownership of our voting securities by Morgan Stanley and its affiliates. We can offer no assurances that, at the conclusion of this seeding period, Morgan Stanley and its subsidiaries would not be deemed to control us for purposes of the Volcker Rule as a result of their investment in us. To the extent that we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we make and intend to make, we do not anticipate that these restrictions, if they were to apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in a future in a manner that would limit our operations and investments.
It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives. Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Implementing Regulations and other aspects of Dodd-Frank.
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 24, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this report, has affirmed the Exclusion through the fiscal year ending December 31, 2022.
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
Anti-Money Laundering, U.S. Department of the Treasury’s Office of Foreign Assets Control, and Foreign Corrupt Practices Act and Related Requirements.
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
Sanctions Laws may prohibit Morgan Stanley, its affiliates and the Company from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at http://www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Sanctions Laws may significantly restrict or completely prohibit certain investment activities of both the Company and its portfolio entities. If the Company or any of its portfolio entities were to violate any such laws or regulations, it may face significant legal and monetary penalties.
The Company will require investors to represent that (i) neither they nor their underlying beneficial owners are natural persons or entities acting, directly or indirectly, in contravention of any applicable money laundering regulations or conventions of the United States or other international jurisdictions, or on behalf of terrorists, terrorist organizations or narcotics traffickers, including those persons or entities that are included on any relevant lists maintained by the United Nations, the European Union, OFAC, U.S. Federal Bureau of Investigation or other similar or successor entities, in each case as may be amended from time to time; or on behalf of a foreign shell bank or a U.S. financial institution that has established, maintains, administers or manages an account in the United States for, or on behalf of, a foreign shell bank and (ii) neither the subscriber nor any underlying beneficial owner of such subscriber is the subject of any sanctions, including by being included on the List of Specially Designated Nationals and Blocked Persons (see http://www.treas.gov/ofac), any U.S. Executive Order administered by OFAC, or any United Nations, European Union (including, for the avoidance of doubt, the U.K., Norway or Switzerland sanctions lists, as amended from time to time or located, organized or resident in a country or territory that is the subject of comprehensive Sanctions Laws. Where the foregoing representations becomes untrue, the Company may be required to cease any further dealings with the investor’s interest in the Company, until such sanctions are lifted or a license is sought under applicable law to continue dealings.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Morgan Stanley, Morgan Stanley professionals and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act of 2010 (the “U.K. Bribery Act”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
The FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict the activities of the Company’s portfolio entities. If a portfolio entity were to violate any such laws or regulations, it may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that the Company’s portfolio entities become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that asset management firms in general and the funds that they manage, such as the Company, may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio entities. As such, a violation of the FCPA or other applicable regulations by a portfolio entity could have a material adverse effect on the Company.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K. has recently significantly expanded the reach of its anti-bribery laws with the U.K. Bribery Act, which in some ways is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. While Morgan Stanley has developed and implemented a stringent compliance program designed to ensure compliance by Morgan Stanley and its personnel with the FCPA and the U.K. Bribery Act, even reasonable compliance programs may not be effective in all instances to prevent violations. In addition, affiliates of portfolio entities, particularly in cases where the Company or another alternative investment fund, investment program, account or business advised by Morgan do not control such portfolio entity, third-party consultants, managers and advisors may engage in activities that could result in FCPA or U.K. Bribery Act violations. Any determination that Morgan Stanley has violated the FCPA, the U.K. Bribery Act or other applicable anti-corruption laws or anti-bribery laws could subject Morgan Stanley to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect Morgan Stanley’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objective and/or conduct its operations.
“Sanctions Laws” means any trade, economic or financial sanctions, laws, regulations, embargoes or restrictive measures imposed, administered or enforced, from time to time, by OFAC, the U.S. State Department, any other agency of the U.S. government, the United Nations, the European Union, her Majesty’s Treasure, or other relevant sanctions authority.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.
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
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to stockholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.
We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
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

Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in Shares.
Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.
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
Should failure occur, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends-received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
To the extent we borrow money or issue debt securities or any preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
The discontinuation of LIBOR may adversely affect our business and results of operations.
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority (“FCA”) publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after

December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, the U.S. banking agencies and the FCA have issued guidance instructing banks to cease entering into new contracts referencing LIBOR no later than December 31, 2021, with certain exceptions. The Federal Reserve Bank of New York now publishes the Secured Overnight Financing Rate based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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
•Require further extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;

•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products but that cannot be amended due to an inability to obtain sufficient consent from counterparties;

•Result in inquiries, reviews or other actions from regulators in respect of our (or the market’s) preparation, readiness, transition plans and actions regarding the replacement of a LIBOR with one or more alternative reference rates, including regulatory guidance regarding constraints on the entry into new U.S. dollar LIBOR-linked contracts after December 31, 2021;
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
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings described above. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress.
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
We are dependent on the Adviser’s key personnel in seeking to achieve our investment objectives.
We do not have any internal management capacity or employees. Through staffing agreements, the Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals’ diligence, skill and network of business contacts. In particular, we depend on the continued services of certain senior management personnel of the Adviser. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
We may not replicate the historical results achieved by other entities managed or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the co-investment exemptive order applicable to us, we may consider co-investing in portfolio investments with other alternative investment funds, regulated funds and investment programs, accounts and businesses (collectively, together with any new or successor funds, program, accounts or business, the “Affiliated Investment Accounts”) or other accounts sponsored or managed by members of the Investment Committee, the Adviser or its affiliates. Any such investments are subject to regulatory limitations and approvals by our Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact our investments.
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
As a result of our arrangements with the Adviser and its affiliates and the Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs, each of which is pursuing an investment objective and investment strategy similar to ours. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or the exemptive relief applicable to us and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of the exemptive relief applicable to us, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts. Our Adviser has established allocation policies and procedures and will allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us.
We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, our Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If our Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.
It should be noted that Morgan Stanley has, directly or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our common stockholders, giving rise to a conflict.
The Investment Committee, the Adviser or its affiliates may, from time to time, possess material non-public information, or may not have access to certain information held by Morgan Stanley, each of which would limit our investment discretion.
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict its ability to trade in certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.

Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser. The base management fee is based on our average gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average gross assets, the Adviser benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor or our stockholders.
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
The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Conflicts related to other arrangements with the Adviser and its affiliates.
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
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Directors and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted our Adviser exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to their other clients.
Our Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Shares of our Common Stock are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board of Directors will consider in contemplating an Exchange Listing or other Liquidity Event in the future. We define a “Liquidity Event” as any of: (1) an Exchange Listing, (2) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (3) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. As a result, even if we do complete an Exchange Listing to establish a secondary market for shares of our Common Stock, you may not receive a return of all of your invested capital. If we do not successfully complete an Exchange Listing, liquidity for your shares of Common Stock may be limited to participation in any repurchase offers that our Board of Directors may determine to conduct, which we do not currently intend to conduct prior to the end of the Investment Period. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of shares of Common Stock put to us for repurchases), not on a first-come, first-served basis. There is no assurance that the Board of Directors will adopt a repurchase program at the end of the Investment Period or at all, and the Board of Directors may amend, suspend or terminate any such repurchase program at any time in its discretion.
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
The business of identifying and structuring investments of the types contemplated by us is competitive and involves a high degree of uncertainty. We are competing for investments with other investment funds, including the MS BDCs, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, our investment objectives (and many such existing funds have grown substantially in size).
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
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or ICTI, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
For any taxable year that we are not so treated as a “publicly offered regulated investment company,” each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management fee and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations—Taxation of U.S. Stockholders.”
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021 (1)	(23)%	(13)%	(2)%	8%	19%
(1) Assumes $2,493.3 million in total assets, $1,249.9 million in debt outstanding and $1,188.6 million in net assets as of December 31, 2021, and an average cost of funds of 2.12%, which is our weighted average interest rate as of December 31, 2021, excluding unused fees and financing costs.
Based on our outstanding indebtedness of $1,249.9 million as of December 31, 2021 and the effective weighted average annual interest rate of 2.12% as of that date (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 1.06% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.
We entered into a credit agreement with CIBC Bank USA as administrative agent and arranger and the various financial institutions party thereto on December 31, 2019, and most recently amended such facility on February 3, 2022 (as amended, the “CIBC Subscription Facility”). DLF Financing SPV, LLC, our wholly owned subsidiary and a Delaware limited liability company (“DLF LLC”), entered into a revolving credit and security agreement with BNP Paribas, as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent, on October 14, 2020, and most recently amended such facility on March 2, 2021 (the “BNP Funding Facility”). Additionally, on July 16, 2021, we entered into a senior secured revolving credit agreement with Truist Bank, as administrative agent, and Truist Securities, Inc., as joint lead arranger and sole book runner (the “Truist Credit Facility”). We anticipate that we or a direct subsidiary of ours may enter into one or more additional senior secured revolving credit facilities. As a result of our current Credit Facilities and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace any of our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend or replace any of our Credit Facilities upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace such credit facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace any of our Credit Facilities at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, each of our Credit Facilities contains various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into the CIBC Subscription Facility and the Truist Credit Facility, and DLF LLC has entered into the BNP Funding Facility, and as a result, we are subject to certain risks. The CIBC Subscription Facility is secured by the unfunded commitments of certain investors of the Company. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company, and the Truist Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and each such guarantor, subject to certain exceptions. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our continued compliance with the covenants contained in each of the Credit Facilities depends on many factors, some of which are beyond our control. We can offer no assurances that we will continue to comply with these covenants. In the event of a default under the any of the Credit Facilities, the administrative agent under the applicable loan documents would have the right to call the capital commitments of our investors collateralizing such Credit Facilities in order to repay amounts outstanding under such Credit Facilities, which would reduce the amount of capital commitments available to us for investment purposes and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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

Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the Credit Facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a Credit Facility would be limited.
Our existing Credit Facilities place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
We may be subject to risks associated with any collateralized loan obligations (“CLOs”) we enter into to finance our investments.
We may enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an “MS Issuer”). As a result of these CLOs, we would be subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the CLOs, we would expect institutional investors to purchase the notes issued by an MS Issuer in a private placement, while we would retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.
Investors in shares of our Common Stock may fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private offering of shares of our Common Stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of Common Stock are fully funded. We may not call an investor’s entire capital commitment prior to the end of our Investment Period.
Although the Adviser seeks to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in shares of our Common Stock, late payments of drawdown purchases and other factors.
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
We may enter into reverse repurchase agreements. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
We have retained the services of an independent service provider to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end . The types of factors that our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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
The DGCL contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interested persons.” If our Board of Directors later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
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
The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rules, BDCs that use derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined under the adopted rules. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Risks Relating to Our Investments
Limitations of investment due diligence expose us to investment risk.

Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
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
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched loan with respect to payment of principal, interest and other amounts.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company's remaining assets, if any.
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
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2021, 16.6% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
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
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and ultimately experience reductions of our income available for distribution in future periods. We may also suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may be exposed to sustainability risks in connection with our investments.
“Sustainability Risk” means an ESG event or condition that, if it occurs, could cause an actual or a potential material negative impact on the value of the Company. Such Sustainability Risks are integrated into investment decision making and risk monitoring to the extent that they represent potential or actual material risks and/or opportunities to maximizing the long-term risk-adjusted returns of the Company. The impacts following the occurrence of a Sustainability Risk may be numerous and vary depending on the specific risk, region and asset class. Sustainability Risks generally revolve around the following factors including but not limited to:
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
In general, where a Sustainability Risk occurs in respect of an investment or the collateral underlying an investment, there could be a negative impact on, or entire loss of, its value. Such a decrease in the value of an asset may occur for an investment as a result of damage to its reputation resulting in a consequential fall in demand for its products or services, loss of key personnel, exclusion from potential business opportunities, increased costs of doing business and/or increased cost of capital. An investment may also suffer the impact of fines and other regulatory sanctions. The time and resources of an investment’s management team may be diverted from furthering its business into dealing with the Sustainability Risk event, including changes to business practices and dealing with investigations and litigation. Sustainability Risks events may also give rise to loss of assets and/or physical loss including damage to real estate and infrastructure, including damage to physical assets that represent collateral underlying investments. The utility and value of assets held by an investment to which the Company is exposed may also be adversely impacted by a Sustainability Risk event. The occurrence of any such event could result in a reduction in the value of an investment, a negative impact on the ability of the investment to satisfy payment or repayment obligations to us in respect of an investment and/or could prejudice our ability to enforce on collateral underlying an investment. All of these factors could reduce the investment returns of the Company. A Sustainability Risk trend may arise and impact a specific investment or may have a broader impact on an economic sector (e.g. IT or health care), geography or political region or country.
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
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.

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
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company's collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
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
We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.
In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.
In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.
If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.
We may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Risks Relating to Investment in our Common Stock
There is no public market for shares of our Common Stock, and there is no assurance that a public market of shares of our Common Stock will develop.
There is no existing trading market for shares of our Common Stock, and although we may pursue a Liquidity Event, including an Exchange Listing, in the future, there is no assurance that a public market for shares of our Common Stock will develop. If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of our Common Stock may be unable to liquidate an investment in our shares.
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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report.
Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
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
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund dividends (which may reduce the amount of capital we ultimately invest in assets).
Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser of the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
The net asset value of our Common Stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
a.Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
b.Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
c.Loss of RIC tax treatment or BDC status;
d.Distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
e.Changes in earnings or variations in operating results;
f.Changes in accounting guidelines governing valuation of our investments;
g.Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
h.Departure of our Adviser or certain of its key personnel;
i.General economic trends and other external factors;
j.Loss of a major funding source; and
k.The length and duration of the COVID-19 pandemic in the United States as well as worldwide and the magnitude of the resulting economic impact.

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
Our stockholders will experience dilution in their ownership percentage if they do not opt in to our dividend reinvestment plan (“DRIP”).
We have an “opt in” DRIP pursuant to which all distributions declared will be payable in cash unless stockholders elect to receive their distributions in shares of our Common Stock. As a result, our stockholders that do not “opt in” to our DRIP will experience dilution in their ownership percentage of our Common Stock over time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policy and Dividend Reinvestment Plan” for a description of our dividend policy and obligations.
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

Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the investor’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
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
MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of our Adviser, has made an aggregate capital commitment of $200 million to the Company. However, MS Credit Partners Holdings is not obligated to maintain its investment in the Company and, to the extent MS Credit Partners Holdings determines to dispose of its shares of our Common Stock and to the extent such disposition is permissible, the disposition of a large number of shares of our Common Stock may negatively impact our performance and, if there is a market for shares of our Common Stock, the share price of such Common Stock. Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond this equity commitment to purchase our common stock.
Risks Relating to the Notes
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
On February 11, 2022, we issued $425,000,000 in aggregate principal amount of 4.500% notes due 2028 (the “Notes”). The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured in respect of which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2021, our total consolidated indebtedness was approximately $1.2 billion, all of which was secured by our assets or the undrawn capital commitments of our investors. The Notes are not obligations of Morgan Stanley nor are they guaranteed by Morgan Stanley and Morgan Stanley has no obligation to pay any amounts due on the Notes. The Company is not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings. Morgan Stanley has no history of financially supporting any of the MS BDCs, even during periods of financial distress.
The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
The Notes are obligations exclusively of Morgan Stanley Direct Lending Fund and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. As of December 31, 2021, approximately $939.5 million of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
Our credit ratings are an internal assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes or other debt securities we may issue. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market of our debt securities, if any. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes or an investment in other debt securities we may issue. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. None of the initial purchasers, us, or Morgan Stanley undertakes any obligation to maintain our credit ratings or to advise holders of the Notes of any changes in our credit ratings.
The Notes are rated by Moody’s Investors Service and Fitch Ratings, Inc. There can be no assurance that their respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.
An increase in market interest rates could result in a decrease in the market value of the Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if an investor purchases Notes bearing interest at fixed rates and market interest rates increase, the market values of those Notes may decline. We cannot predict the future level of market interest rates.
The indenture governing the Notes contains limited protection for holders of the Notes.
The indenture governing the Notes offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:
a.issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
b.pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes;
c.sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
d.enter into transactions with affiliates;
e.create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
f.make investments; or
g.create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the indenture governing the Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the Notes and may have important consequences for holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes. The indenture governing the Notes does not place any restrictions on the operations of Morgan Stanley or its subsidiaries.
The optional redemption provision for the Notes may materially adversely affect the return on the Notes.
The Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. We may choose to redeem the Notes at times when prevailing interest rates are lower than the interest rate paid on the Notes. In this circumstance, a holder of the Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the Notes being redeemed.
There is currently no public market for the Notes. If an active trading market for the Notes does not develop or is not maintained, a noteholder may not be able to sell its Notes.
The Notes have not been registered under the Securities Act. Accordingly, the Notes may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. The Notes are a new issue of debt securities for which there currently is no trading market. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. If no active trading market develops, a noteholder may not be able to resell its Notes at their fair market value or at all. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The initial purchasers may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, there is no assurance that an active and liquid trading market will develop or continue for the Notes, that a noteholder will be able to sell its Notes at a particular time or that the price a noteholder receives when it sells will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, a noteholder may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
There are significant restrictions on the ability to transfer or resell the Notes.
The Notes have not been registered under the Securities Act. Accordingly, the Notes may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a noteholder may transfer or resell the Notes in the U.S. only in a transaction exempt from the registration requirements of Securities Act and applicable state securities laws or pursuant to an effective registration statement, and a noteholder may be required to bear the risk of its investment until the maturity of the Notes.
We relied on exemptions from the registration and/or prospectus qualification requirements under the laws of other jurisdictions where the Notes are being offered and sold, and, therefore, the Notes may be transferred and resold by purchasers that are resident in or otherwise subject to the laws of those jurisdictions, to the extent applicable.
Although under the registration rights agreement we are required to consummate an offer to exchange the Notes for substantially equivalent registered securities or to register the resale of the Notes, until the exchange offer is consummated or such a registration statement has been declared effective, as the case may be, holders of the Notes may not offer or sell the Notes except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. The SEC, however, has broad discretion to determine whether any registration statement will be declared effective and may delay or deny effectiveness of any such registration statement filed by us for a variety of reasons. Our ability to have declared effective by the SEC a registration statement pertaining to the registered exchange offer on a timely basis will depend upon our ability to resolve any issues that may be raised by the SEC. No assurance can be given as to when a registration statement with respect to the Notes will become effective. Failure to have the registration statement become effective could adversely affect the liquidity and price of the Notes.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the Notes) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Notes and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, except with respect to the subscription agreement entered into by MS Credit Partners Holdings to purchase our common stock described above, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
FATCA withholding may apply to payments to certain foreign entities.
Payments made under the Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under U.S. Foreign Account Tax Compliance Act provisions of the Code (commonly referred to as “FATCA”). This withholding tax may apply to certain payments of interest on the Notes unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA.
General Risk Factors
We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons. The outbreak of Coronavirus beginning in late 2019 and subsequently spreading across the world, including to the United States, has had and could continue to lead to extreme volatility and disruptions in local, regional, national and global markets and economies affected thereby. The Coronavirus pandemic may affect the portfolio companies in which we will invest. The Coronavirus outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) imposition by various local, state, and federal governmental authorities of various forms of travel restrictions, business closures and other quarantine measures, resulting in significant disruption to the businesses of many middle-market companies including supply chains, demand and practical aspects of their operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral; (iii) increased draws by borrowers on revolving lines of credit, which lenders, including the Company, may not have the ability under the applicable credit agreement to refuse to fund without the Company being in default and suffering financial penalties; (iv) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (v) potential increased disputes with counterparties who assert that failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure and similar provisions in such contracts; (vi) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (vii) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR , SOFR and other benchmark rates; (viii) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers; and (ix) rapidly evolving proposals and/or actions by local, state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market companies. In this environment, there is a heightened likelihood of government intervention or regulation and/or changes in law, including by way of example laws and regulations requiring lenders such as the Company to waive payments from borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments. Moreover, the ability, or willingness, of a party (including the Company, a borrower or a counterparty or service provider to the Company or a borrower) to perform its obligations under its contracts may be adversely affected by an outbreak of the Coronavirus or other infectious disease and the resulting economic impact, which may raise concerns over whether such failure to perform (or delay in performing) might be excused under so called “material adverse change,” force majeure or similar provisions in such contracts. As a result, borrowers, counterparties and service providers to the Company may fail to perform (or delay the performance of) their obligations to the Company, some expected transactions may not close on time or at all, the Company, the Adviser or a borrower may be forced (or may elect) to breach certain agreements, and any of such events could have a material adverse effect on the Company and its investments.

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
New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Investment Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. See Item 1 - “Regulation as a Business Development Company – Bank Holding Company Act and Dodd Frank and Volcker Rule Disclosure.”
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the

FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley, including us as a BDC controlled by Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.
These regulations and any future legislative and regulatory proposals, as well as future interpretations of existing rules, that are directed at the financial services industry, including those that may be proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the CFTC. These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in effect in both the United States and in Europe may adversely affect or prevent us from entering into any future securitization transaction. These risk retention rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions. The U.S. risk retention rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as collateralized loan obligations, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized. If, and to the extent that, we engage in securitization transactions that require the retention of an economic interest, these rules would increase our financing costs in comparison to other types of financings and this increase in financing costs would ultimately be borne by our stockholders.
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

The current U.S. presidential administration has announced a number of tax law proposals that include, among other proposals, increases in the corporate and individual tax rates, and a minimum tax on book income and profits of certain multinational corporations. Any significant changes in economic or tax policy and/or government programs as well as any future such changes could have a material adverse impact on us and on our investments.
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
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks and espionage) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The ongoing spread of the Coronavirus has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by the outbreak and government and other measures seeking to contain its spread. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted, including through quarantine measures, business closures and travel restrictions imposed on Morgan Stanley personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
As the impact of the Coronavirus is difficult to predict, the extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. While the Adviser believes that we will be able to pursue our investment strategy during this pandemic, there is risk that our investment objectives may not be achieved. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the Coronavirus and the actions taken by authorities and other entities to contain the Coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. Further, if a future pandemic occurs (including a recurrence of the Coronavirus) during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Uncertainties resulting from the United Kingdom’s decision to leave the European Union could adversely affect our business.
It is difficult to predict the future of the United Kingdom’s relationship with the European Union, the uncertainty of which may increase the volatility in the global financial markets in the short- and medium-term and may negatively disrupt regional and global financial markets. On December 24, 2020 the United Kingdom and the European Union announced they had reached agreement on the terms of a trade and cooperation agreement to govern the future relationship between the parties. The agreement consists of three main pillars including trade, citizens’ security and governance, covering a variety of arrangements in several areas. The agreement was provisionally applicable with effect from January 1, 2021 and entered into force effective May 1, 2021. With respect to financial services, although the United Kingdom chose to grant the European Union equivalence in a number of key areas under European financial regulations, the European Union only made certain more limited equivalence decisions, leaving decisions on equivalence and adequacy to be determined by each of the United Kingdom and European Union unilaterally in due course. As a result, United Kingdom licensed entities are unable to provide regulated services in a number of European Union jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. As such, it is difficult to predict the precise impact of Brexit on us. This uncertainty is likely to continue to adversely affect the global economic climate and may affect companies or assets, including with respect to opportunity, pricing, regulation, value or exit, especially companies based in, doing business in, or having service or other significant relationships in or with the United Kingdom or the European Union.
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets (and in particular, the recent uncertainty of the credit markets in Europe) may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
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
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our shares of Common Stock;
•The year in which our total annual gross revenues first exceed $1.07 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).
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
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Common Stock.
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.

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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
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
Holders
As of March 18, 2022, we had 6,480 stockholders of record.
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

There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us. Following an Exchange Listing, if a participant elects to sell part or all of his, her or its shares of Common Stock held by the plan administrator and have the proceeds remitted to the participant, such request must first be submitted to the participant’s broker, who will coordinate with the plan administrator and is authorized to deduct a per-share brokerage commission from the sale proceeds.
Stockholders who elect to receive distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who receive their distributions in cash. However, since a participating stockholder’s cash dividends would be reinvested in Shares, such stockholder will not receive cash with which to pay applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a distribution from us will generally be equal to the cash that would have been received if the stockholder had received the distribution in cash. Any shares of Common Stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.
We may terminate the DRIP upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
The following table summarizes our distributions declared and payable for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(1)	29,691
Total Distributions			$2.07		$72,315
(1) Includes a special distribution of $0.11 per share.
Pursuant to our DRIP, the following table summarizes the amounts received and shares issued to stockholders who have “opted in” to the DRIP during the year ended December 31, 2021:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
October 27, 2021	5,101	242,789
Total	$13,572	652,809
All of the distributions declared during the year ended December 31, 2021 were derived from ordinary income, determined on a tax basis.
The following table summarizes our distributions declared and payable for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29		$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40		3,228
December 29, 2020	December 29, 2020	January 27, 2021	0.61	(1)	9,165
Total Distributions			$1.30		$13,926
(1) Includes a special distribution of $0.18 per share.
Pursuant to our DRIP, the following table summarizes the amounts received and shares issued to stockholders who have “opted in” to the DRIP during the year ended December 31, 2020:

Payment Date	DRIP Shares Value	DRIP Shares Issued
July 15, 2020	$227	11,668
October 22, 2020	796	39,848
Total	$1,023	51,516
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. Reserved

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
OVERVIEW
We are an externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley.

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as the LIBOR or SOFR.
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends on any direct equity investments, capital gains on the sales of loans and debt and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted us the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends on direct equity investments, capital gains on the sales of loans and debt and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and generally bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2021, we had investments in 98 portfolio companies across 27 industries. Based on fair value as of December 31, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 99.3% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of debt securities at amortized cost was 7.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
As of December 31, 2020, we had investments in 36 portfolio companies across 19 industries. Based on fair value as of December 31, 2020, 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 95.2% of our debt portfolio at fair value had a LIBOR floor. The weighted average LIBOR floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2020. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2020, our weighted average total yield of debt securities at amortized cost was 7.5%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2020.
Our portfolio as of December 31, 2021 and December 31, 2020 is presented below:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,213,332	$2,224,100	93.2%	$575,009	$580,867	91.2%
Second Lien Debt	120,124	121,550	5.1	53,505	53,155	8.3
Other Securities	39,979	41,724	1.7	2,959	2,959	0.5
Total	$2,373,435	$2,387,374	100.0%	$631,473	$636,981	100.0%
Our investment activities for the year ended December 31, 2021 and December 31, 2020 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2021	December 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$2,908,710	$948,731
Less: Syndications	(422,061)	—
Net New Investments Committed/Purchased	2,486,649	948,731
Investments, at Cost
Investments, beginning of period	631,473	—
New investments purchased	2,113,463	714,658
Net accretion of discount on investments	10,133	3,606
Payment-in-kind	1,179	9
Net realized gain (loss) on investments	1,895	2,154
Investments sold or repaid	(384,708)	(88,954)
Investments, end of period	2,373,435	631,473
Amount of investments funded, at principal
First lien debt investments	2,002,574	678,879
Second lien debt investments	102,632	55,000
Other securities(2)	38,184	2,959
Total	2,143,390	736,838
Amount of investments sold/fully repaid, at principal
First lien debt investments	305,942	90,106
Second lien debt investments	36,250	—
Other securities(2)	3,347	—
Total	345,539	90,106
Weighted average yield on debt and income producing investments, at cost(3)	7.2%	7.5%
Weighted average yield on debt and income producing investments, at fair value(3)	7.1%	7.4%
Number of portfolio companies	98	36
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.2%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus Prime/LIBOR or Floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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

Category 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Adviser’s Internal Risk Rating System as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021			December 31, 2020
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$44,355	1.9%	1	$31,230	4.9%	1
Risk rating 2	2,343,019	98.1	97	605,751	95.1	35
Risk rating 3	—	—	—	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,387,374	100.0%	98	$636,981	100.0%	36
CONSOLIDATED RESULTS OF OPERATIONS
The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in our Form 10-K for the fiscal year ended December 31, 2020 under Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
The following table represents our operating results:

	For the year ended
	December 31, 2021	December 31, 2020
Total investment income	$119,816	$21,903
Less: Net expenses	46,807	11,268
Net investment income	73,009	10,635
Less: Excise tax expense	80	—
Net investment income (loss) after taxes	72,929	10,635
Net change in unrealized appreciation (depreciation)	8,431	5,508
Net realized gain (loss)	1,895	2,154
Net increase (decrease) in net assets resulting from operations	$83,255	$18,297
Investment Income
Investment income was as follows:

	For the year ended
	December 31, 2021	December 31, 2020
Investment income:
Interest income	$108,277	$20,269
Payment-in-kind interest income	1,021	9
Dividend income	409	—
Other income	10,109	1,625
Total investment income	$119,816	$21,903
The increase in total investment income from $21,903 for the year ended December 31, 2020 to $119,816 for the year ended December 31, 2021 was primarily driven by our deployment of capital and invested balance of investments, partially offset against weighted average asset yield decrease.  The size of our investment portfolio at fair value increased from $637.0 million as of December 31, 2020 to $2,387.4 million as of December 31, 2021. As of such dates, all our debt investments were income-producing.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2021 and December 31, 2020, and for the years then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the year ended December 31, 2021 and December 31, 2020, respectively:

	For the year ended
	December 31, 2021	December 31, 2020
Expenses:
Interest and other financing expenses	$21,015	$3,725
Management fees	13,860	2,238
Income based incentive fee	15,852	2,517
Capital gains incentive fee	1,809	1,341
Professional fees	2,440	1,654
Organization and offering costs	42	676
Directors’ fees	336	349
Administrative service fees	212	183
General and other expenses	1,538	493
Total expenses	57,104	13,176
Expense support	98	(230)
Management fees waiver	(10,395)	(1,678)
Net expenses	$46,807	$11,268
Excise tax expense	$80	$—
For the year ended December 31, 2021, net expenses were primarily comprised of interest expense of $21,015, gross base management fees of $13,860, income based incentive fees of $15,852, capital gains incentive fees of $1,809, administrative service expenses of $212, professional fees of $2,440, fees to independent directors of $336, organization and offering costs of $42 and other expenses of $1,538; offset by management fee waiver of $10,395, and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $98.
For the year ended December 31, 2020, net expenses were primarily comprised of interest expense of $3,725, gross base management fees of $2,238, income based incentive fees of $2,517, capital gains incentive fees of $1,341, administrative service expenses of $183, professional fees of $1,654, fees to independent directors of $349, organization and offering costs of $676 and other expenses of $493; offset by management fee waiver and expense support by the Investment Adviser of $1,678 and $230, respectively.
Interest and other financing expenses increased from $3,725 for the year ended December 31, 2020 to $21,015 for the year ended December 31, 2021. The increase was primarily driven by approximately $796.3 million of average borrowings at an average effective interest rate of 2.12% during the year ended December 31, 2021, as compared to approximately $114.4 million of average borrowings at an average effective interest rate of 1.93% during the year ended December 31, 2020.
Professional fees include legal, audit, tax, and other professional fees incurred related to the management of our Company. Administrative service fees represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock.
For the year ended December 31, 2021, expense support includes recoupment of previously waived excess organization and offering costs of $98. For the year ended December 31, 2020, expense support includes excess organization and offering costs of $230 that the Adviser committed to pay. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3.”

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the year ended December 31, 2021, we have accrued $80 of U.S. federal excise tax. No federal excise tax was accrued for the year ended December 31, 2020.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the year ended
	December 31, 2021	December 31, 2020
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$1,895	$2,154
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,431	5,508
Net realized and unrealized gains (losses)	$10,326	$7,662
For the year ended December 31, 2021 and December 31, 2020, net realized gain on our investments was $1.9 million and $2.2 million, respectively, primarily driven by the sale of debt and equity investments in our investment portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the year ended December 31, 2021 and December 31, 2020, net change in unrealized gain on our investments of $8.4 million and $5.5 million were primarily driven by the increases of valuations of our debt and equity investments as a result of the tightening credit spread environment and generally strong portfolio company performance.

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
As of December 31, 2021, we had approximately $74.2 million of cash, which taken together with our approximately $89.7 million, $136.5 million and $499.0 million of availability under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability), respectively, and our approximately $425.7 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and to conduct our operations in the near term.
Equity
As of December 31, 2021, we had received aggregate capital commitments of approximately $1,585.5 million. During the year ended December 31, 2021, we issued eight capital calls to our stockholders. As a result, the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
July 16, 2021	7,161,130	149.88
October 15, 2021	7,806,514	164.02
November 12, 2021	8,182,294	173.96
December 29, 2021	4,748,891	99.63
Total	41,160,793	$862.46
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,194	14.95
August 11, 2020	2,002,070	39.98
September 28, 2020	3,504,634	69.99
December 1, 2020	3,410,138	69.98
Total	14,971,159	$297.35
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the year ended December 31, 2021 and December 31, 2020, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount		Dividend Yield(2)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		10.7%	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		11.1%	20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(1)	11.9%	29,691
Total Distributions			$2.07			$72,315

Date Declared	Record Date	Payment Date	Per Share Amount		Dividend Yield(2)	Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29		6.0%	$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40		9.7%	3,228
December 29, 2020	December 29, 2020	January 27, 2021	0.61	(1)	14.2%	9,165
Total Distributions			$1.30			$13,926

(1) Includes a special distribution of $0.11 and $0.18 per share for the year ended December 31, 2021 and December 31, 2020, respectively.
(2) Dividend yield (annualized) is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter, the capital called and dividend reinvested during the quarter and annualizing over 4 quarterly periods.
We adopted an “opt in” DRIP. As a result, our stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.
The following tables summarize DRIP shares issued and amounts for the year ended December 31, 2021 and December 31, 2020:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
October 27, 2021	5,101	242,789
Total	$13,572	652,809

Payment Date	DRIP Shares Value	DRIP Shares Issued
July 15, 2020	$227	11,668
October 22, 2020	796	39,848
Total	$1,023	51,516
Debt
Our outstanding debt obligations were as follows:

	December 31, 2021			December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$400,000	$310,350	$89,650	$400,000	$333,850	$66,150
BNP Funding Facility	600,000	463,500	136,500	300,000	—	300,000
Truist Credit Facility	975,000	476,000	499,000	—	—	—
Total	$1,975,000	$1,249,850	$725,150	$700,000	$333,850	$366,150
CIBC Subscription Facility

On December 31, 2019, we entered into the CIBC Subscription Facility with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020 and November 17, 2020. The maximum principal amount of the CIBC Subscription Facility, which was $100.0 million as of December 31, 2019, was increased to $400.0 million on November 17, 2020. As of December 31, 2021, the CIBC Subscription Facility allows us to borrow up to $400.0 million at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the CIBC Subscription Facility may be increased to up to an aggregate amount of $500.0 million with the consent of the lenders. The CIBC Subscription Facility has a maturity date of December 31, 2022.
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
During the year ended December 31, 2021 and December 31, 2020, we borrowed $431.5 million and $612.4 million, and repaid $455.0 million and $278.5 million under the CIBC Subscription Facility, respectively. As of December 31, 2021 and December 31, 2020, we had $310.4 million and $333.9 million outstanding debt balance, and $89.6 million and $66.2 million of available capacity, under the CIBC Subscription Facility, respectively (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement, which was subsequently amended on December 11, 2020 and March 2, 2021, with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equityholder and as the servicer, and U.S. Bank National Association, as collateral agent, pursuant to which BNP has agreed to extend credit to DLF LLC (the “BNP Funding Facility”). As of December 31, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.
During the year ended December 31, 2021, we borrowed $538.5 million and repaid $75.0 million under the BNP Funding Facility. As of December 31, 2021, we had $463.5 million outstanding under the BNP Funding Facility. During the year ended December 31, 2020, we had no amount borrowed under the BNP Funding Facility. As of December 31, 2021 and December 31, 2020, we had $136.5 and $300.0 of available capacity, respectively, under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, we entered into the Truist Credit Facility with Truist Bank, as amended on December 3, 2021. Truist Bank serves as Administrative Agent and Truist Securities, Inc. serves as Joint Lead Arranger and Sole Book Runner. The maximum principal amount of the Truist Credit Facility is $975.0 million, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity up to $1,000.0 million. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility has a maturity date of July 16, 2026. The Truist Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of certain of our domestic subsidiaries, subject to certain exceptions.
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
During the year ended December 31, 2021, the Company borrowed $544.0 million and repaid $68.0 million under the Truist Credit Facility. As of December 31, 2021, we had $476.0 million outstanding and $499.0 million of available capacity, under the Truist Credit Facility (subject to borrowing base restrictions).

As of December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the credit facilities.
RECENT DEVELOPMENTS
Subsequent to December 31, 2021 through March 18, 2022, the Company has closed or the Investment Committee has committed/approved approximately $178.6 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $167.8 million were first lien senior secured loans, $10.7 million were second lien senior secured loans, and $0.1 million were common equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of Coronavirus.
Effective January 18, 2022, we provided written notice to CIBC of our intent to permanently reduce the amount of the revolving commitment to $315 million from $400 million in accordance with and as permitted under the CIBC Subscription Facility The other terms of the CIBC Subscription Facility were not changed. On February 3, 2022, we entered into Amendment No. 4 and Limited Waiver, dated as of February 3, 2022, to the CIBC Subscription Facility to, among other things, amend certain covenants in the CIBC Subscription Facility and provide for certain limited waivers. All other material terms of the CIBC Subscription Facility remain unchanged.
On February 11, 2022, we issued $425 million in aggregate principal amount of the Notes. The Notes will mature on February 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture governing the Notes. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
In connection with the offering of the Notes, we entered into a Registration Rights Agreement, dated as of February 11, 2022 (the “Registration Rights Agreement”), with SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, we are obligated to file with the SEC a registration statement relating to an offer to exchange the Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If we are not able to effect the exchange offer, we will be obligated to file a shelf registration statement covering the resale of the Notes and use our commercially reasonable efforts to cause such registration statement to be declared effective. If we fail satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, we will be required to pay additional interest to the holders of the Notes.
On March 4, 2022, the Company closed new investor commitments of $40.2 million, which brings total Capital Commitments to approximately $1,625.7 million.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in connection with “Risk Factors” in Part I, Item 1A of this Form 10-K.
Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our audit committee (our "Audit Committee"), determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement (“ASC 820”). Our valuation procedures are set forth in more detail below.
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
For significant accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see “Note 5 to the Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Form 10-K.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1)each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3)our Board of Directors engages an independent third-party valuation firm to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)our Audit Committee reviews the assessments of the Adviser and the independent third-party valuation firm and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•the nature and realizable value of any collateral;
•call features, put features and other relevant terms of debt;
•the portfolio company’s leverage and ability to make payments;
•the portfolio company’s public or “private letter” credit ratings;
•the portfolio company’s actual and expected earnings and cash flow;
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
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
In October 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser, which was effective November 25, 2019, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The initial period of the Investment Advisory Agreement was two years. In November 2021, following approval by the Board of Directors, including a majority of the Independent Directors, we renewed the Investment Advisory Agreement for an additional one year term. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Base Management Fee
The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to an Exchange Listing, the Adviser has agreed to irrevocably waive the portion of the base management fee in excess of 0.25% of our average gross assets calculated in accordance with the Investment Advisory Agreement, which waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the base management fee will be payable quarterly in arrears, and no management fee is charged on committed but undrawn Capital Commitments.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind interest and zero coupon securities), accrued income that Company has not yet received in cash. The Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser an incentive fee with respect to our pre-incentive fee net investment income as follows:
•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income does not exceed a hurdle rate of 1.50% (6% annualized);

• 100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income, if any, that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.
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
Administration Agreement
On October 14, 2019, the Company’s Board of Directors approved the Administration Agreement. The initial period of the Administration Agreement was two years. In November 2021, following approval by the Board of Directors, we renewed the Administration Agreement for an additional one-year term. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Expense Support and Waiver Agreement
On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. The Company shall reimburse the Investment Adviser for payments of any excess costs borne by the Investment Adviser on the Company’s behalf within three years of Initial Closing Date.
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
MS Credit Partners Holdings Investment

MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley and an affiliate of the Adviser, or MS Credit Partners Holdings, invested seed capital of $35 in the Company as of December 31, 2019. Pursuant to the terms of MS Credit Partners Holding’s subscription agreement, MS Credit Partners Holdings has made an aggregate capital commitment of $200.0 million to the Company. As of December 31, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate capital commitments received, respectively.
Morgan Stanley has no further capital, liquidity or other financial obligation to us beyond this equity investment.
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
As of December 31, 2021, 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2021) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$55,033	$(37,496)	$17,537
Up 200 basis points	$31,271	$(24,997)	$6,274
Up 100 basis points	$7,510	$(12,499)	$(4,989)
Down 100 basis points	$(34)	$1,265	$1,231
Down 200 basis points	$(34)	$1,265	$1,231
Down 300 basis points	$(34)	$1,265	$1,231
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	94
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	95
Consolidated Statements of Operations for the Year ended December 31, 2021, December 31, 2020, and From May 19, 2019 (inception) to December 31, 2019	96
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2021, December 31, 2020, and From May 19, 2019 (inception) to December 31, 2019.	97
Consolidated Statements of Cash Flows for the Year ended December 31, 2021, December 31, 2021, December 31, 2020, and From May 19, 2019 (inception) to December 31, 2019.	98
Consolidated Schedule of Investments as of December 31, 2021 and 2020	100
Notes to the Consolidated Financial Statements	122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2021 and 2020 and the period from May 30, 2019 (inception) to December 31, 2019, the financial highlights for the years ended December 31, 2021, and 2020, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 2021 and 2020 and the period from May 30, 2019 (inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021, and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP
New York, NY
March 18, 2022

We have served as the Company's auditor since 2019.

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Non-controlled/non-affiliated Investments, at fair value (amortized cost of $2,373,435 and $631,473 at December 31, 2021 and December 31, 2020, respectively)	$2,387,374	$636,981
Cash	74,153	11,263
Deferred financing costs	11,587	5,987
Deferred offering costs	—	18
Interest and dividend receivable from non-controlled/non-affiliated investments	11,740	2,280
Subscription receivable	7,850	—
Receivable for investments sold	301	79
Prepaid expenses and other assets	268	198
Total assets	2,493,273	656,806

Liabilities
Debt	1,249,850	333,850
Payable to affiliates (Note 3)	4,431	1,860
Financing costs payable	4,234	3,925
Dividends payable	29,691	9,165
Management fees payable	1,306	295
Income based incentive fees payable	5,886	1,548
Capital gains based incentive fees payable	2,773	1,341
Interest payable	3,281	1,154
Accrued expenses and other liabilities	3,234	2,048
Total liabilities	1,304,686	355,186

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 56,838,027 and 15,024,425 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	57	15
Paid-in capital in excess of par value	1,172,748	296,903
Net distributable earnings (accumulated losses)	15,782	4,702
Total net assets	$1,188,587	$301,620
Total liabilities and net assets	$2,493,273	$656,806
Net asset value per share	$20.91	$20.08

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the year ended December 31, 2021	For the year ended December 31, 2020	From May 30, 2019 (inception) to December 31, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$108,277	$20,269	$—
Payment-in-kind interest income	1,021	9	—
Dividend income	409	—	—
Other income	10,109	1,625	—
Total investment income	119,816	21,903	—

Expenses:
Interest expense and other financing expense	21,015	3,725	—
Management fees	13,860	2,238	—
Income based incentive fees	15,852	2,517	—
Capital gains incentive fees	1,809	1,341	—
Professional fees	2,440	1,654	66
Organization and offering costs	42	676	1,079
Directors’ fees	336	349	43
Administrative service fees	212	183	—
General and other expenses	1,538	493	47
Total expenses	57,104	13,176	1,235
Expense support (Note 3)	98	(230)	(79)
Management fees waiver (Note 3)	(10,395)	(1,678)	—
Net expenses	46,807	11,268	1,156
Net investment income (loss) before taxes	73,009	10,635	(1,156)
Excise tax expense	80	—	—
Net investment income/(loss) after taxes	72,929	10,635	(1,156)

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	1,895	2,154	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,431	5,508	—
Net realized and unrealized gain (loss)	10,326	7,662	—
Net increase (decrease) in net assets resulting from operations	$83,255	$18,297	$(1,156)

Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted):	$2.34	$1.41	$(660.54)
Earnings per share (basic and diluted):	$2.67	$2.42	$—
Weighted average shares outstanding (basic and diluted) (Note 9):	31,159,302	7,559,426	1,750

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets
(In thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020	From May 30, 2019 (inception) to December 31, 2019
Net assets at beginning of period	$301,620	$(1,121)	$—
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	72,929	10,635	(1,156)
Net realized gain (loss)	1,895	2,154	—
Net change in unrealized appreciation (depreciation)	8,431	5,508	—
Net increase (decrease) in net assets resulting from operations	83,255	18,297	(1,156)

Capital transactions:
Issuance of common stock	862,455	297,347	35
Reinvestment of dividends	13,572	1,023	—
Dividends declared	(72,315)	(13,926)	—
Net increase (decrease) in net assets resulting from capital transactions	803,712	284,444	35
Total increase (decrease) in net assets	886,967	302,741	(1,121)
Net assets at end of period	$1,188,587	$301,620	$(1,121)

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020	From May 30, 2019 (inception) to December 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$83,255	$18,297	$(1,156)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(8,431)	(5,508)	—
Net realized (gain) loss on investments	(1,895)	(2,154)	—
Net accretion of discount and amortization of premium on investments	(10,133)	(3,606)	—
Payment-in-kind interest and dividend capitalized	(1,179)	(9)	—
Amortization of deferred financing costs	2,913	1,072	—
Amortization of deferred offering costs	24	258	—
Purchases of investments and change in payable for investments purchased	(2,113,463)	(714,658)	—
Proceeds from sales and repayments of investments and change in receivable for investments sold	384,486	88,875	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(9,460)	(2,280)	—
(Increase) decrease in deferred offering costs	—	—	(212)
(Increase) decrease in prepaid expenses and other assets	(70)	23	(221)
(Decrease) increase in payable to affiliates	2,571	461	1,037
(Decrease) increase in management fees payable	1,011	295	—
(Decrease) increase in incentive fees payable	5,770	2,889	—
(Decrease) increase in interest payable	2,127	1,154	—
(Decrease) increase in accrued expenses and other liabilities	1,186	1,540	552
Net cash provided by (used in) operating activities	(1,661,288)	(613,351)	—
Cash flows from financing activities:
Borrowings on debt	1,514,000	612,350	—
Repayments on debt	(598,000)	(278,500)	—
Deferred financing costs paid	(8,204)	(2,780)	—
Dividends paid in cash	(38,217)	(3,738)	—
Proceeds from issuance of common stock	854,605	297,347	35
Offering costs paid	(6)	(100)	—
Net cash provided by (used in) financing activities	1,724,178	624,579	35
Net increase (decrease) in cash	62,890	11,228	35
Cash, beginning of period	11,263	35	—
Cash, end of period	$74,153	$11,263	$35

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Accrued but unpaid excise tax expense (Note 2)	$75	$—	$—
Interest expense paid	$14,956	$1,094	$—
Dividend reinvestment paid	$13,572	$1,023	$—
Accrued but unpaid dividends	$29,691	$9,165	$—
Subscriptions receivable	$7,850	$—	$—
Accrued but unpaid deferred financing costs	$1,487	$3,425	$958
Accrued but unpaid deferred offering costs	$—	$—	$38

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	6.00%	02/12/2021	12/22/2026	2,739	$2,671	$2,671	0.22%
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	7.25%	04/22/2021	04/22/2027	18,417	18,250	18,417	1.55
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	7,386	7,309	7,386	0.62
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2021	04/22/2027	—	(16)	—	0.00
Two Six Labs, LLC	(5) (8)	L + 5.50%	6.25%	08/24/2021	08/20/2027	11,070	10,859	10,960	0.92
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(40)	(43)	0.00
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/24/2021	08/20/2027	—	(40)	(21)	0.00
							38,993	39,370	3.31
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	L + 5.00%	6.00%	12/02/2021	12/30/2026	10,621	10,516	10,516	0.88
Omni Intermediate Holdings, LLC	(5) (7) (13)	L + 5.00%	6.00%	12/02/2021	12/30/2026	1,195	1,176	1,176	0.10
Omni Intermediate Holdings, LLC	(5) (7) (13)	L + 5.00%	6.00%	11/30/2021	12/30/2025	266	256	256	0.02
							11,948	11,948	1.01
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (6) (8)	L + 5.75%	6.50%	06/29/2021	06/29/2028	23,890	23,553	23,613	1.99
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2028	2,167	2,105	2,091	0.18
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2021	06/29/2027	—	(12)	(10)	0.00
Sonny’s Enterprises, Inc.	(5) (7)	L + 5.50%	6.50%	11/01/2021	08/05/2026	7,075	6,938	6,938	0.58
Sonny’s Enterprises, Inc.	(5) (6) (7)	L + 6.75%	7.75%	12/28/2020	08/05/2026	5,414	5,321	5,321	0.45
Sonny’s Enterprises, Inc.	(5) (7) (13)	L + 6.75%	7.75%	12/28/2020	08/05/2026	14,447	14,203	14,203	1.19
Sonny’s Enterprises, Inc.	(5) (7) (13)	L + 5.50%	6.50%	11/01/2021	08/05/2026	—	(410)	(410)	(0.03)
							51,698	51,746	4.35
Automobiles
ARI Network Services, Inc.	(5) (6) (7)	L + 6.50%	7.50%	06/30/2021	02/28/2025	20,931	20,563	20,767	1.75
ARI Network Services, Inc.	(5) (6) (7) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	3,667	3,603	3,639	0.31
ARI Network Services, Inc.	(5) (7) (13)	L + 6.50%	7.50%	06/30/2021	02/28/2025	1,333	1,281	1,310	0.11
Summit Buyer, LLC	(5) (7)	L + 5.00%	6.00%	09/17/2021	01/14/2026	22,344	21,923	22,167	1.86
Summit Buyer, LLC	(5) (7) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	18,887	18,416	18,630	1.57

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Summit Buyer, LLC	(5) (7) (13)	L + 5.00%	6.00%	06/23/2021	01/14/2026	—	$(43)	$(19)	0.00%
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	11/15/2021	12/02/2025	38,325	37,645	37,580	3.16
Turbo Buyer, Inc.	(5) (7) (13)	L + 6.00%	7.00%	11/15/2021	12/02/2025	36,890	36,086	36,142	3.04
Vehlo Purchaser, LLC	(5) (8)	L + 5.00%	5.75%	08/27/2021	08/27/2027	27,154	26,638	26,725	2.25
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2021	08/27/2027	7,875	7,614	7,568	0.64
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2021	08/27/2027	1,167	1,057	1,074	0.09
							174,783	175,583	14.77
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	10/26/2021	04/27/2027	15,110	14,971	14,971	1.26
GraphPad Software, LLC	(5) (7) (13)	L + 6.00%	7.00%	04/28/2021	04/27/2027	—	(16)	(16)	0.00
							14,955	14,955	1.26
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	5.75%	08/31/2021	12/23/2026	17,456	17,167	17,238	1.45
365 Retail Markets, LLC	(5) (7) (13)	L + 4.75%	5.75%	11/05/2021	12/23/2026	—	(34)	(34)	0.00
365 Retail Markets, LLC	(5) (7) (13)	L + 4.75%	5.75%	08/31/2021	12/23/2026	800	754	765	0.06
Capstone Acquisition Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	11/13/2020	11/12/2027	3,460	3,433	3,460	0.29
Capstone Acquisition Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	11/13/2020	11/12/2027	194	191	194	0.02
Encore Holdings, LLC	(5) (8)	L + 4.50%	5.25%	11/23/2021	11/23/2028	1,868	1,836	1,836	0.15
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	5.25%	11/23/2021	11/23/2028	512	477	477	0.04
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	5.25%	11/23/2021	11/23/2027	—	(9)	(9)	0.00
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	6.25%	12/17/2021	12/17/2028	28,750	28,178	28,178	2.37
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	6.25%	12/17/2021	12/17/2028	—	(62)	(62)	(0.01)
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	6.25%	12/17/2021	12/17/2027	—	(50)	(50)	0.00
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	6.00%	12/22/2021	12/22/2028	878	865	865	0.07
KWOR Acquisition, Inc.	(5) (13)	P + 4.25%	7.50%	12/22/2021	12/22/2027	12	10	10	0.00
MHE Intermediate Holdings, LLC	(5) (6) (7)	L + 5.75%	6.75%	07/21/2021	07/21/2027	28,678	28,139	28,392	2.39
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2021	07/21/2027	2,160	2,104	2,122	0.18
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2021	07/21/2027	—	(46)	(25)	0.00
PDFTron US Acquisition Corp.	(5) (6) (7) (10)	L + 5.50%	6.50%	07/15/2021	07/15/2027	30,723	30,226	29,894	2.52
PDFTron US Acquisition Corp.	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2021	07/15/2027	6,160	6,044	5,896	0.50

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PDFTron US Acquisition Corp.	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2021	07/15/2026	—	$(140)	$(208)	(0.02)%
Pritchard Industries, LLC	(5) (8)	L + 5.50%	6.25%	10/13/2021	10/13/2027	25,789	25,289	25,289	2.13
Pritchard Industries, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/13/2021	10/13/2027	—	(59)	(59)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.50%	6.25%	12/20/2021	12/20/2028	3,968	3,889	3,889	0.33
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(8)	(8)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.50%	6.25%	12/20/2021	12/20/2028	—	(5)	(5)	0.00
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	6.50%	12/08/2021	12/08/2028	11,145	10,923	10,923	0.92
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.50%	12/08/2021	12/08/2028	—	(32)	(32)	0.00
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.50%	12/08/2021	12/08/2027	—	(25)	(25)	0.00
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,793	8,644	8,644	0.73
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	6.75%	02/12/2021	11/30/2026	5,029	4,942	4,942	0.42
Sweep Purchaser, LLC	(5) (13)	P + 4.75%	8.00%	11/30/2020	11/30/2026	450	427	427	0.04
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	6.75%	10/29/2021	10/29/2027	17,100	16,766	16,766	1.41
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/29/2021	10/29/2027	2,400	2,280	2,280	0.19
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/29/2021	10/29/2026	—	(58)	(58)	0.00
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.50%	7.50%	04/10/2020	04/13/2026	16,991	16,734	16,903	1.42
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	2,398	2,246	2,343	0.20
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/10/2020	04/13/2026	2,025	1,993	2,013	0.17
Valcourt Holdings II, LLC	(5) (6) (7)	L + 5.50%	6.50%	03/15/2021	01/07/2027	35,431	34,816	35,431	2.98
Valcourt Holdings II, LLC	(5) (7) (13)	L + 5.50%	6.50%	01/07/2021	01/07/2027	2,521	2,405	2,521	0.21
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,735	2,713	2,735	0.23
Vessco Midco Holdings, LLC	(5) (7) (13)	L + 4.50%	5.50%	10/30/2020	11/02/2026	1,472	1,457	1,472	0.12
Vessco Midco Holdings, LLC	(5) (13)	P + 3.50%	6.75%	10/30/2020	10/18/2026	20	16	20	0.00
VRC Companies, LLC	(5) (6) (8)	L + 5.50%	6.25%	06/30/2021	06/29/2027	49,335	48,644	48,921	4.12
VRC Companies, LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	3,263	3,148	3,193	0.27
VRC Companies, LLC	(5) (8) (13)	L + 5.50%	6.25%	06/30/2021	06/29/2027	—	(23)	(14)	0.00
							306,205	307,450	25.87
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	6.25%	10/19/2021	10/19/2028	34,557	33,882	33,882	2.85

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc.	(5) (13)	P + 4.50%	7.75%	10/19/2021	10/19/2028	1,975	$1,917	$1,917	0.16%
							35,799	35,799	3.01
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	6.25%	12/10/2021	12/10/2028	17,467	17,120	17,120	1.44
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	6.25%	10/15/2021	10/13/2028	19,430	19,051	19,051	1.60
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/15/2021	10/13/2028	—	(76)	(76)	(0.01)
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/15/2021	10/15/2027	—	(52)	(52)	0.00
							36,043	36,043	3.03
Distributors
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	6.25%	11/11/2021	11/01/2028	17,400	17,228	17,228	1.45
PT Intermediate Holdings III, LLC	(5) (8) (13)	L + 5.50%	6.25%	11/11/2021	11/01/2028	11,521	11,408	11,408	0.96
							28,636	28,636	2.41

Diversified Consumer Services
Mammoth Holdings, LLC	(5) (6) (7)	L + 6.00%	7.00%	03/23/2021	10/16/2023	8,117	8,058	8,117	0.68
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	06/15/2021	10/16/2023	28,858	28,590	28,858	2.43
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	03/23/2021	10/16/2023	—	(6)	—	0.00
							36,642	36,975	3.11
Diversified Financial Services
SitusAMC Holdings Corporation	(5) (8)	L + 5.75%	6.50%	12/22/2021	12/22/2027	3,600	3,564	3,564	0.30
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	7.25%	10/06/2020	10/05/2026	33,825	32,969	33,527	2.82
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	—	(119)	(44)	0.00
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/06/2020	10/05/2026	3,938	3,796	3,886	0.33
Nellson Nutraceutical, Inc.	(5) (6) (7)	L + 5.25%	6.25%	09/30/2020	12/23/2023	24,606	24,292	24,606	2.07
Nellson Nutraceutical, Inc.	(5) (6)	P + 4.25%	7.50%	09/30/2020	12/23/2023	66	65	66	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L + 6.25%; 1.00% PIK	8.25%	12/18/2020	12/18/2025	11,148	10,965	10,029	0.84
							71,968	72,070	6.06
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	7.00%	07/12/2021	07/12/2027	10,474	10,278	10,474	0.88

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Bearcat Buyer, Inc.	(5) (6) (7)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,843	$6,700	$6,843	0.58%
Bearcat Buyer, Inc.	(5) (7) (13)	L + 4.75%	5.75%	11/18/2020	07/09/2026	6,262	6,122	6,262	0.53
DCA Investment Holdings, LLC	(5) (6) (8)	L + 6.25%	7.00%	03/12/2021	03/12/2027	11,175	11,027	11,175	0.94
DCA Investment Holdings, LLC	(5) (8) (13)	L + 6.25%	7.00%	03/12/2021	03/12/2027	1,079	1,053	1,079	0.09
Heartland Veterinary Partners, LLC	(5) (7)	L + 4.75%	5.75%	11/17/2021	12/10/2026	1,885	1,866	1,866	0.16
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	5.75%	11/17/2021	12/10/2026	424	383	383	0.03
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	5.75%	11/17/2021	12/10/2026	—	(4)	(4)	0.00
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	6.00%	12/17/2021	12/17/2027	17,500	17,152	17,152	1.44
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	6.00%	12/17/2021	12/17/2027	—	(20)	(20)	0.00
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	6.00%	12/17/2021	12/17/2027	—	(10)	(10)	0.00
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	09/01/2021	09/01/2027	9,165	8,990	8,948	0.75
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L + 6.00%	7.00%	09/01/2021	09/01/2027	837	792	745	0.06
Suveto Buyer, LLC	(5) (8) (13)	L + 4.25%	5.00%	09/09/2021	09/09/2027	7,755	7,643	7,608	0.64
Suveto Buyer, LLC	(5) (13)	P + 3.25%	6.50%	09/09/2021	09/09/2027	590	575	575	0.05
							62,269	62,602	5.27
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.75%	6.75%	08/31/2021	02/03/2026	12,797	12,506	12,229	1.03
Lightspeed Buyer, Inc.	(5) (7) (13)	L + 5.75%	6.75%	08/31/2021	02/03/2026	9,328	9,056	8,734	0.73
							21,562	20,963	1.76
Industrial Conglomerates
Electrical Source Holdings LLC	(5) (6) (8)	L + 5.50%	6.25%	12/11/2020	11/25/2025	29,550	29,330	29,550	2.49
Electrical Source Holdings LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	08/31/2021	11/25/2025	6,538	6,449	6,538	0.55
Electrical Source Holdings LLC	(5) (8) (13)	L + 5.50%	6.25%	01/20/2021	11/25/2025	197	179	197	0.02
							35,958	36,285	3.05
Insurance
Foundation Risk Partners, Corp.	(5) (8)	L + 5.75%	6.50%	10/29/2021	10/29/2028	43,291	42,654	42,654	3.59
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.75%	6.50%	10/29/2021	10/29/2028	5,378	5,269	5,269	0.44
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.75%	6.50%	10/29/2021	10/29/2027	—	(67)	(67)	(0.01)
Galway Borrower, LLC	(5) (8)	L + 5.25%	6.00%	09/30/2021	09/29/2028	26,722	26,203	26,260	2.21
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/30/2021	09/29/2028	1,843	1,766	1,736	0.15

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/30/2021	09/30/2027	—	$(39)	$(35)	0.00%
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	6.25%	12/15/2020	11/25/2026	14,558	14,374	14,413	1.21
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.50%	6.25%	12/15/2020	11/25/2026	4,110	4,055	4,069	0.34
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	6.75%	04/16/2021	04/14/2028	10,093	9,908	10,093	0.85
High Street Buyer, Inc.	(5) (6) (8) (13)	L + 6.00%	6.75%	04/16/2021	04/14/2028	37,138	36,402	37,138	3.12
High Street Buyer, Inc.	(5) (8) (13)	L + 6.00%	6.75%	04/16/2021	04/16/2027	—	(38)	—	0.00
Integrity Marketing Acquisition, LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	07/09/2021	08/27/2025	58,911	58,193	58,193	4.90
Integrity Marketing Acquisition, LLC	(5) (7) (13)	L + 5.75%	6.75%	02/05/2021	08/27/2025	24,849	24,545	24,545	2.07
Keystone Agency Investors	(5) (7)	L + 5.50%	6.50%	12/21/2021	05/03/2027	2,003	1,973	1,974	0.17
Keystone Agency Investors	(5) (7) (13)	L + 5.50%	6.50%	12/21/2021	05/03/2027	—	(38)	(38)	0.00
Majesco	(5) (6) (7)	L + 7.25%	8.25%	09/21/2020	09/21/2027	23,660	23,104	23,660	1.99
Majesco	(5) (7) (13)	L + 7.25%	8.25%	09/21/2020	09/21/2026	—	(37)	—	0.00
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	6.25%	10/14/2021	10/14/2028	45,812	44,918	44,918	3.78
Patriot Growth Insurance Services, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/14/2021	10/16/2028	—	(171)	(171)	(0.01)
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/14/2021	10/14/2027	—	(86)	(86)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	6.75%	11/02/2021	11/01/2028	17,972	17,796	17,796	1.50
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	6.75%	11/02/2021	11/01/2028	3,433	3,392	3,392	0.29
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	6.75%	11/02/2021	11/01/2027	—	(8)	(8)	0.00
RSC Acquisition, Inc.	(5) (6) (8)	L + 5.50%	6.25%	11/12/2021	10/30/2026	18,667	18,287	18,484	1.56
RSC Acquisition, Inc.	(5) (8) (13)	L + 5.50%	6.25%	11/12/2021	10/30/2026	5,911	5,772	5,772	0.49
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	6.75%	04/01/2021	04/01/2026	33,658	32,601	32,996	2.78
World Insurance Associates, LLC	(5) (6) (7) (13)	L + 5.75%	6.75%	01/15/2021	04/01/2026	31,487	30,671	30,868	2.60
World Insurance Associates, LLC	(5) (7) (13)	L + 5.75%	6.75%	04/01/2021	04/01/2026	95	74	70	0.01
							401,473	403,895	33.98
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	L + 5.50%	6.50%	04/30/2021	10/30/2026	22,253	21,854	22,171	1.87
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(92)	(19)	0.00
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	04/30/2021	10/30/2026	—	(46)	(10)	0.00
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/09/2020	12/09/2026	31,890	31,412	31,571	2.66
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	7.00%	12/09/2020	12/09/2026	9,782	9,488	9,419	0.79

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MSM Acquisitions, Inc.	(5) (13)	P + 5.00%	8.25%	12/09/2020	12/09/2026	365	$300	$326	0.03%
Triple Lift, Inc.	(5) (6) (8)	L + 5.75%	6.50%	05/06/2021	05/08/2028	27,860	27,345	27,604	2.32
Triple Lift, Inc.	(5) (8) (13)	L + 5.75%	6.50%	05/06/2021	05/08/2028	—	(72)	(37)	0.00
							90,189	91,025	7.66
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	6.00%	05/03/2021	05/08/2028	17,413	17,090	17,064	1.44
Donuts, Inc.	(5) (6) (7)	L + 6.00%	7.00%	01/20/2021	12/29/2026	18,563	18,237	18,563	1.56
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	6.25%	08/04/2021	08/04/2027	40,162	39,214	39,214	3.30
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	6.25%	08/04/2021	08/04/2027	9,059	8,795	8,795	0.74
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	6.25%	08/04/2021	08/04/2027	—	(99)	(99)	(0.01)
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,475	40,805	41,475	3.49
Recovery Point Systems, Inc.	(5) (7) (13)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(61)	—	0.00
Syntax Systems Ltd	(5) (8) (10)	L + 5.50%	6.25%	10/29/2021	10/29/2028	35,811	35,460	35,460	2.98
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.50%	6.25%	10/29/2021	10/29/2028	—	(91)	(91)	(0.01)
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.50%	6.25%	10/29/2021	10/29/2026	1,637	1,601	1,601	0.13
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	7.00%	02/01/2021	01/22/2027	20,770	20,402	20,402	1.72
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	8,031	7,763	7,763	0.65
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	02/01/2021	01/22/2027	—	(35)	(35)	0.00
Upstack Holdco, Inc.	(5) (7)	L + 6.00%	7.00%	08/26/2021	08/20/2027	9,844	9,609	9,635	0.81
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/26/2021	08/20/2027	3,325	3,223	3,232	0.27
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/26/2021	08/20/2027	—	(23)	(19)	0.00
							201,890	202,960	17.08

Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	L + 5.00%	6.00%	11/16/2020	11/16/2026	47,701	47,196	47,701	4.01
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	L + 5.00%	6.00%	11/16/2020	11/16/2026	7,199	7,096	7,199	0.61
							54,292	54,900	4.62
Machinery
Answer Target Holdco, LLC	(5) (7)	L + 6.00%	7.00%	12/30/2021	12/30/2026	10,827	10,611	10,611	0.89
Answer Target Holdco, LLC	(5) (7) (13)	L + 6.00%	7.00%	12/30/2021	12/30/2026	—	(16)	(16)	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	12/30/2021	03/17/2026	16,798	$16,643	$16,462	1.39%
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	19,263	19,090	18,877	1.59
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2021	03/17/2026	2,294	2,254	2,199	0.19
							48,582	48,133	4.05
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	12/22/2020	12/22/2027	899	888	899	0.08
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2027	132	129	132	0.01
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	12/22/2020	12/22/2026	43	41	43	0.00
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	L + 4.75%	5.75%	03/10/2021	06/26/2026	8,771	8,619	8,771	0.74
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	L + 4.75%	5.75%	03/10/2021	06/26/2025	755	728	755	0.06
							10,405	10,600	0.89
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	7.25%	03/17/2021	03/10/2027	18,806	18,428	18,806	1.58
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	—	(34)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/17/2021	03/10/2027	210	181	210	0.02
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	6.75%	09/11/2020	09/30/2026	9,675	9,573	9,629	0.81
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	6.75%	10/05/2021	09/30/2026	—	(25)	(25)	0.00
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(6)	(3)	0.00
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	5.75%	01/10/2021	10/01/2027	20,176	19,787	19,787	1.66
Citrin Cooperman Advisors, LLC	(5) (8) (13)	L + 5.00%	5.75%	01/10/2021	10/01/2027	—	(83)	(83)	(0.01)
Citrin Cooperman Advisors, LLC	(5) (8) (13)	L + 5.00%	5.75%	01/10/2021	10/01/2027	—	(469)	(469)	(0.04)
IQN Holding Corp., dba Beeline	(5) (6) (7)	L + 5.50%	6.50%	02/10/2020	08/20/2024	44,355	44,205	44,355	3.73
IQN Holding Corp., dba Beeline	(5) (7) (13)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(10)	—	0.00
							91,547	92,207	7.76
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	15,853	15,706	15,853	1.33
Associations, Inc.	(5) (7) (13)	L + 4.00%; 2.50% PIK	7.50%	07/09/2021	07/02/2027	2,723	2,698	2,723	0.23
Associations, Inc.	(5) (7) (13)	L + 6.50%	7.50%	07/09/2021	07/02/2027	11,187	11,083	11,187	0.94
Associations, Inc.	(5) (7) (13)	L + 6.50%	7.50%	07/09/2021	07/02/2027	—	(17)	—	0.00
MRI Software, LLC	(5) (7)	L + 5.50%	6.50%	01/22/2021	02/10/2026	49,090	48,603	49,090	4.13

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(5) (6) (7) (13)	L + 5.50%	6.50%	03/24/2021	02/10/2026	362	$338	$362	0.03%
MRI Software, LLC	(5) (7) (13)	L + 5.50%	6.50%	03/24/2021	02/10/2026	—	(15)	—	0.00
Zarya Intermediate, LLC	(5) (6) (7)	L + 6.50%	7.50%	07/01/2021	07/01/2027	24,500	24,043	24,500	2.06
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2021	07/01/2027	19,250	18,884	19,250	1.62
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2021	07/01/2027	—	(86)	—	0.00
							121,237	122,965	10.35
Software
Alert Media, Inc.	(5) (6) (7)	L + 5.00%	6.00%	04/12/2021	04/12/2027	14,000	13,811	13,657	1.15
Alert Media, Inc.	(5) (7) (13)	L + 5.00%	6.00%	04/12/2021	04/10/2026	—	(22)	(43)	0.00
Appfire Technologies, LLC	(5) (7)	L + 5.50%	6.50%	10/04/2021	03/09/2027	4,663	4,643	4,663	0.39
Appfire Technologies, LLC	(5) (7) (13)	L + 5.50%	6.50%	07/07/2021	03/09/2027	—	(59)	—	0.00
Assembly Intermediate, LLC	(5) (7)	L + 7.00%	8.00%	10/19/2021	10/19/2027	20,741	20,337	20,337	1.71
Assembly Intermediate, LLC	(5) (7) (13)	L + 7.00%	8.00%	10/19/2021	10/19/2027	1,244	1,182	1,182	0.10
Assembly Intermediate, LLC	(5) (7) (13)	L + 7.00%	8.00%	10/19/2021	10/19/2027	—	(40)	(40)	0.00
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.75%	7.75%	06/09/2021	06/09/2027	39,998	39,628	39,366	3.31
CLEO Communications Holding, LLC	(5) (7) (13)	L + 6.75%	7.75%	06/09/2021	06/09/2027	—	(113)	(197)	(0.02)
Cordeagle US Finco, Inc.	(5) (7) (10)	L + 6.75%	7.75%	07/30/2021	07/30/2027	18,200	17,856	18,200	1.53
Cordeagle US Finco, Inc.	(5) (7) (10) (13)	L + 6.75%	7.75%	07/30/2021	07/30/2027	—	(52)	—	0.00
Diligent Corporation	(5) (6) (7)	L + 5.75%	6.75%	03/04/2021	08/04/2025	27,790	27,555	27,790	2.34
Diligent Corporation	(5) (6) (7) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	860	826	860	0.07
Diligent Corporation	(5) (7) (13)	L + 5.75%	6.75%	03/30/2021	08/04/2025	—	(37)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	6.75%	10/05/2021	05/22/2026	69,710	69,108	69,361	5.84
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	6.75%	07/10/2021	05/22/2026	—	(26)	(54)	0.00
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	6.75%	10/27/2020	05/22/2026	1,149	1,125	1,137	0.10
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	6.00%	11/12/2020	12/19/2023	13,226	13,139	13,226	1.11
Gurobi Optimization, LLC	(5) (7) (13)	L + 5.00%	6.00%	11/12/2020	12/19/2023	—	(10)	—	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	7.50%	01/28/2021	01/30/2026	9,012	8,854	8,854	0.74
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	L + 6.50%	7.50%	01/28/2021	01/30/2026	—	(19)	(19)	0.00
Revalize, Inc.	(5) (7) (13)	L + 5.25%	6.25%	12/15/2021	04/15/2027	19,715	19,570	19,512	1.64
Revalize, Inc.	(5) (7) (13)	L + 5.25%	6.25%	12/02/2021	04/15/2027	—	(1)	(1)	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Skykick, Inc.	(5) (7)	L + 7.25%	8.25%	09/01/2021	09/01/2027	6,300	$6,149	$6,149	0.52%
Skykick, Inc.	(5) (7) (13)	L + 7.25%	8.25%	09/01/2021	09/01/2027	—	(31)	(31)	0.00
Trunk Acquisition, Inc.	(5) (7)	L + 6.00%	7.00%	12/27/2021	02/19/2027	9,143	9,052	9,052	0.76
Trunk Acquisition, Inc.	(5) (7) (13)	L + 6.00%	7.00%	12/27/2021	02/19/2026	—	(9)	(9)	0.00
							252,416	252,952	21.28
Total First Lien Debt							$2,213,332	$2,224,100	187.12%

Second Lien Debt
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 5.50%, 2.00% PIK	8.50%	01/28/2021	10/28/2028	25,509	$24,843	$25,509	2.15%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	7.50%	02/24/2021	03/02/2029	17,000	16,931	17,000	1.43
Infinite Bidco, LLC	(5) (9) (13)	L + 7.00%	7.50%	03/18/2021	03/02/2029	—	(19)	—	0.00
							16,912	17,000	1.43
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	8.72%	02/10/2021	09/21/2026	15,000	14,769	14,748	1.24
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	11/17/2021	12/10/2027	3,960	3,881	3,882	0.33
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 8.00%	9.00%	11/17/2021	12/10/2027	585	574	574	0.05
							4,455	4,456	0.37
Industrial Conglomerates
Aptean, Inc.	(5) (8)	L + 7.00%	7.75%	04/22/2021	04/23/2027	5,950	5,950	5,950	0.50
IT Services
Help/Systems Holdings, Inc.	(5) (8)	L + 6.75%	7.50%	05/11/2021	11/19/2027	17,500	17,500	17,500	1.47
Idera, Inc.	(5) (8)	L + 6.75%	7.50%	02/04/2021	03/02/2029	3,887	3,860	3,887	0.33
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	9.50%	01/27/2021	11/20/2026	19,000	18,584	19,000	1.60
							39,944	40,387	3.40
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	8.00%	03/03/2021	03/03/2029	13,500	13,251	13,500	1.14
Total Second Lien Debt							$120,124	$121,550	10.23%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)	16.25% PIK		12/18/2020	06/18/2026	1,800	$1,777	$1,350	0.11%
Total Unsecured Debt							1,777	1,350	0.11
Preferred Equity
Diligent Corporation	(5) (12)	10.50%		04/05/2021		5,000	5,143	5,295	0.45
Integrity Marketing Acquisition, LLC	(5) (12)	10.50%		12/22/2021		3,250,000	3,185	3,185	0.27
Revalize, Inc.	(5) (12)	11.00%		12/14/2021		1,500	1,470	1,470	0.12
Skykick, Inc.	(5) (12)			08/31/2021		134,101	1,275	1,298	0.11
Total Preferred Equity							11,073	11,248	0.95
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			07/12/2021		29,441	2,944	2,714	0.23
BP Purchaser, LLC	(5) (12)			12/10/2021		1,233,333	1,233	1,233	0.10
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			03/01/2021		160,016	411	531	0.04
Encore Holdings, LLC	(5) (12)			11/23/2021		2,391	275	275	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020		4,500	450	1,242	0.10
Help HP SCF Investor, LP	(10) (12)			05/12/2021			12,460	13,751	1.16
mPulse Mobile, Inc.	(5) (12)			12/17/2021		165,761	1,220	1,220	0.10
PCX Holding Corp.	(5) (12)			04/22/2021		6,538	654	965	0.08
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/06/2020		12,313	1,232	1,052	0.09
Pritchard Industries, Inc.	(5) (12)			10/13/2021		1,700,000	1,700	1,700	0.14
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021		1,000,000	1,000	1,000	0.08
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (12)			03/05/2021		1,000,000	1,000	750	0.06
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)			06/29/2021		8,500	850	993	0.08
Suveto Buyer, LLC	(5) (10) (12)			11/19/2021		17,000	1,700	1,700	0.14
Total Common Equity							27,129	29,126	2.45
Total Other Securities							$39,979	$41,724	3.51%
Total Portfolio Investments							$2,373,435	$2,387,374	200.86%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 "Debt".
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.21%, the 180-day L at 0.34%, and the P at 3.25%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets represented 5.7% of total assets as calculated in accordance with regulatory requirements.

(11)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2021, the aggregate fair value of these securities is $40,374 or 3.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2021:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	1.00%	Delayed Draw Term Loan	11/05/2023	$5,557	$(34)
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	2,000	(25)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	3,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	1,190	—
Alert Media, Inc.	0.50%	Revolver	04/10/2026	1,750	(43)
AMCP Pet Holdings, Inc. (Brightpet)	1.00%	Delayed Draw Term Loan	04/06/2022	5,000	(44)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	1,896	(17)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	833	(17)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	01/05/2023	13,525	—
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,697	(13)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	3,941	(47)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	2,074	(40)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	0.50%	Revolver	07/02/2027	$1,860	$—
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	—
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	114	—
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Bullhorn, Inc.	0.50%	Delayed Draw Term Loan	10/05/2022	5,172	(25)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	(3)
Capstone Acquisition Holdings, Inc.	1.00%	Delayed Draw Term Loan	05/13/2022	313	—
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	4,437	(52)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	881	(10)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	10/01/2023	8,647	(83)
Citrin Cooperman Advisors, LLC	0.50%	Revolver	10/01/2027	24,500	(469)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(198)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	2,800	—
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2023	1,689	—
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/05/2022	3,136	—
Diligent Corporation	0.50%	Revolver	08/04/2025	4,500	—
Electrical Source Holdings, LLC	0.50%	Revolver	11/25/2025	896	—
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	3,081	(30)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(9)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	6,250	(62)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	2,500	(50)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	5,250	(19)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	(10)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	7,871	(76)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,699	(52)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	10/29/2023	4,033	(47)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	4,571	(67)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	4,311	(75)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(36)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(83)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	4,237	(99)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(16)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	886	—
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	10,833	(54)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	1,270	(6)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,617	—
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	3,816	(37)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	$375	$(4)
High Street Buyer, Inc.	1.00%	Delayed Draw Term Loan	08/11/2023	3,385	—
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	—
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	12/03/2023	3,056	(38)
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/21/2023	4,545	—
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	12/21/2023	2,578	(38)
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	2,452	(49)
KPSKY Acquisition, Inc.	—%	Delayed Draw Term Loan	10/19/2023	1,980	(29)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	110	(2)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	4,050	(180)
Majesco	0.50%	Revolver	09/21/2026	1,575	—
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	7,434	—
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	—
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/21/2023	1,585	(16)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,500	(25)
mPulse Mobile, Inc.	0.50%	Delayed Draw Term Loan	12/17/2023	1,996	(20)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	504	(10)
MRI Software, LLC	0.50%	Delayed Draw Term Loan	03/24/2023	10,637	—
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	26,515	(265)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	3,582	(36)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	1,264	(6)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	799	(8)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	10/14/2023	17,620	(171)
Patriot Growth Insurance Services, LLC	0.75%	Revolver	10/14/2027	4,485	(86)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/22/2023	1,851	—
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,851	—
PDFTron US Acquisition Corp.	1.00%	Delayed Draw Term Loan	01/15/2023	3,640	(98)
PDFTron US Acquisition Corp.	0.50%	Revolver	07/15/2026	7,700	(208)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	05/02/2023	1,559	(13)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(8)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	(19)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	6,140	(59)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	12/20/2023	794	(8)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	238	(5)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	3,050	(72)
PT Intermediate Holdings III, LLC	—%	Delayed Draw Term Loan	05/11/2022	16,090	—
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	$708	$(7)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(1)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	11/12/2023	8,474	(82)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	12/08/2023	3,215	(32)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(25)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	2,625	(31)
Sonny’s Enterprises, Inc.	1.00%	Delayed Draw Term Loan	11/01/2022	21,225	(410)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	13,656	(108)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(19)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	8,442	(78)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	707	(7)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	956	(16)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,356	(91)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	2,106	(20)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	12/30/2023	6,442	(123)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,982	(35)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	4,000	(37)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(8)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/15/2023	1,610	(31)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	4,268	(43)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(21)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	7,500	(73)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(58)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,050	(22)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	875	(18)
US Infra Svcs Buyer, LLC	1.00%	Delayed Draw Term Loan	04/13/2022	8,085	(42)
US Infra Svcs Buyer, LLC	0.50%	Revolver	04/13/2026	225	(1)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	4,378	—
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	11,569	(183)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	4,666	(74)
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	309	—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	427	—
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	5,000	(42)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(14)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	1,173	(23)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	1,983	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,683	—
Total First Lien Debt Unfunded Commitments				$499,948	$(5,196)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Second Lien Debt
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	$955	$(7)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/02/2022	8,500	—
Total Second Lien Debt Unfunded Commitments				$9,455	$(7)
Total Unfunded Commitments				$509,403	$(5,203)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Auto Components
Sonny’s Enterprises, Inc.	(4) (5)	L + 7.00%	8.00%	12/28/2020	08/05/2026	5,469	$5,360	$5,360	1.78%
Sonny’s Enterprises, Inc.	(4) (5) (10)	L + 7.00%	8.00%	12/28/2020	08/05/2026	—	(266)	(266)	(0.09)
							5,094	5,094	1.69
Automobiles
Turbo Buyer, Inc.	(4) (5) (10)	L + 5.50%	6.50%	08/21/2020	02/12/2025	—	(407)	(407)	(0.13)
Commercial Services & Supplies
Capstone Acquisition Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	11/13/2020	11/12/2027	2,827	2,799	2,845	0.94
Capstone Acquisition Holdings, Inc.	(5) (10)	L + 4.75%	5.75%	11/13/2020	11/12/2027	—	(2)	3	—
Divisions Holding Corporation	(4) (5)	L + 6.50%	7.50%	08/14/2020	08/14/2026	29,491	28,931	29,491	9.78
Divisions Holding Corporation	(4) (5) (10)	L + 6.50%	7.50%	08/14/2020	08/14/2026	1,739	1,593	1,739	0.58
Sweep Purchaser LLC	(4) (5)	L + 5.75%	6.75%	11/30/2020	11/30/2026	8,859	8,684	8,684	2.88
Sweep Purchaser LLC	(4) (5) (10)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(28)	(28)	(0.01)
Sweep Purchaser LLC	(4) (5) (10)	L + 5.75%	6.75%	11/30/2020	11/30/2026	—	(28)	(28)	(0.01)
US Infra Svcs Buyer LLC	(4) (5)	L + 6.00%	7.00%	04/10/2020	04/13/2026	17,164	16,854	17,164	5.69
US Infra Svcs Buyer LLC	(4) (5) (10)	L + 6.00%	7.00%	04/10/2020	04/13/2026	988	802	988	0.33
US Infra Svcs Buyer LLC	(4) (5) (10)	L + 6.00%	7.00%	04/10/2020	04/13/2026	300	260	300	0.10
Vessco Midco Holdings LLC	(4) (5) (6)	L + 4.50%	5.50%	10/30/2020	11/02/2026	2,763	2,736	2,736	0.91
Vessco Midco Holdings LLC	(4) (5) (10)	L + 4.50%	5.50%	10/30/2020	11/02/2026	134	117	117	0.04
Vessco Midco Holdings LLC	(4) (5) (10)	L + 4.50%	5.50%	10/30/2020	10/18/2026	—	(4)	(4)	0.00
							62,714	64,007	21.22
Containers & Packaging
Brook and Whittle Holding Corp.	(4) (5)	L + 6.00%	7.00%	10/27/2020	10/17/2024	12,916	12,730	12,730	4.22
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (7)	L + 5.00%	6.00%	10/14/2020	01/31/2025	12,549	12,368	12,368	4.10
HighTower Holdings LLC	(4) (5) (7) (10)	L + 5.00%	6.00%	10/14/2020	01/31/2025	—	(17)	(17)	(0.01)
							12,351	12,351	4.09
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (6)	L + 6.25%	7.25%	10/06/2020	10/05/2026	17,500	16,990	16,990	5.63
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5)	L + 6.25%	7.25%	12/29/2020	10/05/2026	16,667	16,167	16,167	5.36
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (10)	L + 6.25%	7.25%	10/06/2020	10/01/2027	—	(144)	(144)	(0.05)
AMCP Pet Holdings, Inc. (Brightpet)	(4) (5) (10)	L + 6.25%	7.25%	10/06/2020	10/01/2025	—	(172)	(172)	(0.06)
Nellson Nutraceutical, Inc.	(4) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	17,623	17,295	17,623	5.84
Nellson Nutraceutical, Inc.	(4) (5) (6)	L + 5.25%	6.25%	09/30/2020	12/23/2023	7,246	7,111	7,246	2.40

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
IT Services
Ensono, LP	(4) (6)	L + 5.75%	5.90%	06/25/2020	06/27/2025	14,925	$14,434	$14,925	4.95%
Help/Systems Holdings, Inc.	(5) (6)	L + 4.75%	5.75%	06/16/2020	11/19/2026	19,850	19,584	19,701	6.53
Recovery Point Systems, Inc.	(4) (5)	L + 6.50%	7.50%	08/12/2020	08/12/2026	41,895	41,100	41,895	13.89
Recovery Point Systems, Inc.	(4) (5) (10)	L + 6.50%	7.50%	08/12/2020	08/12/2026	—	(75)	—	—
							75,043	76,521	25.37
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(4) (5)	L + 5.00%	6.00%	11/16/2020	11/16/2026	22,785	22,449	22,449	7.44
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	1,603	1,547	1,547	0.51
GSM Acquisition Corp. (GSM Outdoors)	(4) (5) (10)	L + 5.00%	6.00%	11/16/2020	11/16/2026	—	(50)	(50)	(0.02)
							23,946	23,946	7.94
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5)	L + 4.75%	5.75%	12/22/2020	12/22/2027	711	700	700	0.23
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2027	—	(1)	(1)	—
AWP Group Holdings, Inc.	(4) (5) (10)	L + 4.75%	5.75%	12/22/2020	12/22/2026	—	(2)	(2)	—
							697	697	0.23
Professional Services
Bullhorn, Inc.	(4) (5)	L + 5.75%	6.75%	09/11/2020	09/30/2026	7,427	7,320	7,427	2.46
Bullhorn, Inc.	(4) (5) (10)	L + 5.75%	6.75%	09/11/2020	09/30/2026	—	(8)	—	—
IQN Holding Corp., dba Beeline	(4) (5)	L + 5.50%	6.50%	02/10/2020	08/20/2024	38,079	37,922	37,721	12.51
IQN Holding Corp., dba Beeline	(4) (5) (10)	L + 5.50%	6.50%	02/10/2020	08/21/2023	—	(17)	(43)	(0.01)
							45,217	45,105	14.95
Real Estate Management & Development
MRI Software LLC	(4) (5)	L + 5.50%	6.50%	01/31/2020	02/10/2026	31,639	31,379	31,639	10.49
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(11)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	01/31/2020	02/10/2026	—	(19)	—	—
MRI Software LLC	(4) (5) (10)	L + 5.50%	6.50%	08/28/2020	02/10/2026	1,899	1,727	1,899	0.63
							33,076	33,538	11.12
Software
GS AcquisitionCo, Inc.	(4) (5)	L + 5.75%	6.75%	10/27/2020	05/24/2024	23,673	23,323	23,323	7.73
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	6,848	6,663	6,663	2.21
GS AcquisitionCo, Inc.	(4) (5) (10)	L + 5.75%	6.75%	12/11/2020	05/24/2024	—	(20)	(20)	(0.01)
Gurobi Optimization LLC	(4) (5)	L + 5.25%	6.25%	11/12/2020	12/19/2023	13,359	13,231	13,231	4.39
Gurobi Optimization LLC	(4) (5) (10)	L + 5.25%	6.25%	11/12/2020	12/19/2023	—	(15)	(15)	—
							43,182	43,182	14.32
Total First Lien Debt							$575,009	$580,867	192.58%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Maturity Date	Par Amount/ Shares	Cost(3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Energy Equipment & Services
QBS Parent, Inc.	(4)	L + 8.50%	8.75%	02/10/2020	09/21/2026	15,000	$14,731	$14,381	4.77%
Diversified Consumer Services
Cambium Learning Group, Inc.	(4) (5)	L + 8.50%	9.50%	10/08/2020	12/18/2026	10,000	9,610	9,610	3.19
Diversified Financial Services
HighTower Holdings LLC	(4) (5) (7)	L + 8.75%	9.75%	10/09/2020	01/31/2026	5,000	4,903	4,903	1.63
Auto Components
PAI Holdco, Inc.	(4) (5)	L + 6.25%; 2.00% PIK	9.25%	10/28/2020	10/28/2028	25,000	24,261	24,261	8.04
Total Second Lien Debt							$53,505	$53,155	17.62%
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(4) (9)	N/A	16.25% PIK	12/18/2020	06/18/2026	1,509	$1,509	$1,509	0.50%
Total Unsecured Debt							1,509	1,509	0.50
Common Equity
Pet Holdings, Inc. (Brightpet)	(4)					10,000	1,000	1,000	0.33
GSM Equity Investors, LP (GSM Outdoors)	(4)					4,500	450	450	0.15
Total Common Equity							1,450	1,450	0.48
Total Other Securities							$2,959	$2,959	0.98%
Total Portfolio Investments							$631,473	$636,981	$211.19%

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2020
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	05/09/2022	9,375	(182)
Majesco	0.50%	Revolver	09/21/2026	1,575	—
MRI Software LLC	0.50%	Delayed Draw Term Loan	02/10/2022	908	—
MRI Software LLC	1.00%	Incremental Delayed Draw Term Loan	08/24/2022	15,096	—
MRI Software LLC	0.50%	Revolver	02/10/2026	2,215	—
MSM Acquisitions, Inc.	0.00%	Delayed Draw Term Loan	06/09/2022	9,869	(49)
MSM Acquisitions, Inc.	0.00%	Revolver	12/09/2026	3,947	(78)
Propel Insurance Agency LLC	1.00%	Delayed Draw Term Loan	12/09/2022	3,874	(19)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	03/31/2022	11,353	—
Sonny’s Enterprises, Inc.	1.00%	Delayed Draw Term Loan	12/28/2021	13,281	(266)
Sweep Purchaser LLC	0.00%	Delayed Draw Term Loan	11/30/2022	2,813	(28)
Sweep Purchaser LLC	0.50%	Revolver	11/30/2026	1,406	(28)
Turbo Buyer, Inc.	1.00%	Incremental Delayed Draw Term Loan	02/21/2022	35,000	(407)
US Infra Svcs Buyer LLC	1.00%	Delayed Draw Term Loan	04/13/2022	9,510	—
US Infra Svcs Buyer LLC	0.50%	Revolver	04/13/2026	1,950	—
Vessco Midco Holdings LLC	5.50%	Delayed Draw Term Loan	10/30/2022	1,655	(16)
Vessco Midco Holdings LLC	0.50%	Revolver	10/18/2026	447	(4)
World Insurance Associates LLC	1.00%	Delayed Draw Term Loan	10/15/2022	2,438	(64)
World Insurance Associates LLC	0.50%	Delayed Draw Term Loan	12/23/2022	3,088	(46)
Total First Lien Debt Unfunded Commitments				$206,540	$(1,954)
Total Unfunded Commitments				$206,540	$(1,954)

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements
December 31, 2021
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
The Company was formed as a Delaware limited liability company on May 30, 2019 with the name Morgan Stanley BDC LLC, and its name was changed to Morgan Stanley Direct Lending Fund LLC on August 8, 2019. On November 25, 2019, pursuant to BDC conversion, the Company was converted into a corporation and succeeded to the business of the Morgan Stanley Direct Lending Fund LLC (the “BDC Conversion”). The Company commenced investing operations in January 2020. Pursuant to the Company’s operating agreement, the Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is a wholly owned subsidiary of Morgan Stanley.
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
DLF Equity Holdings LLC (“DLF Equity Holdings”) is a Delaware limited liability company that was formed on November 24, 2021. DLF Equity Holdings expects to hold equity investments. DLF Equity Holdings is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.

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
As of December 31, 2021, the Company’s consolidated subsidiaries were CA SPV, DLF SPV, DLF LLC and DLF Equity Holdings (collectively, the “subsidiaries”).
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Dividend income

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed in Note 3. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Stock.
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, will be reimbursed by the Company, subject to contractual thresholds.
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
For the year ended December 31, 2021, the Company accrued $80 of U.S. federal excise tax. For the year ended December 31, 2020, the Company did not accrue any U.S. federal excise tax.
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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by the stockholders.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to listing the Company on an exchange, the Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any waived Base Management Fees are not subject to recoupment by the Adviser. The Base Management Fee is payable quarterly in arrears, and no management fee is charged on committed but undrawn Capital Commitments.
For the year ended December 31, 2021 and December 31, 2020, base management fees were $3,465 and $560 net of waiver, respectively. As of December 31, 2021 and December 31, 2020, $1,306 and $295 were payable to the Investment Adviser relating to base management fees.
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
For the year ended December 31, 2021 and December 31, 2020, $15,852 and $2,517 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the year ended December 31, 2021 and December 31, 2020, $1,809 and $1,341 of capital gains incentive fees were accrued to the Investment Adviser, respectively. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of December 31, 2021, $5,886 and $2,773 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively. As of December 31, 2020, $1,548 and $1,341 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.
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
For the year ended December 31, 2021 and December 31, 2020, the Company incurred $212 and $183, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020 were $266 and $60, respectively.
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
During the year ended December 31, 2021, the Company incurred $42 towards organization cost and amortization of offering cost. The Investment Adviser recaptured $98 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception). For the year ended December 31, 2020, the Company incurred $676 towards organization cost and amortization of offering cost. These costs exceeded the Investment Adviser reimbursement threshold, and as a result, the excess organization cost of $230 was waived.
As of December 31, 2021 and December 31, 2020, organization cost and offering cost are included in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
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
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate Capital Commitment of $200,000 to the Company in 2019. As of December 31, 2021 and December 31, 2020, MS Credit Partners Holdings’ total capital commitment represented approximately 13% and 14% of aggregate capital commitments received, respectively.
(4) Investments

The composition of the Company’s investment portfolio as of December 31, 2021 and December 31, 2020 at cost and fair value were as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,213,332	$2,224,100	93.2%	$575,009	$580,867	91.2%
Second Lien Debt	120,124	121,550	5.1	53,505	53,155	8.3
Other Securities	39,979	41,724	1.7	2,959	2,959	0.5
Total	$2,373,435	$2,387,374	100.0%	$631,473	$636,981	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2021	December 31, 2020 (1)
Aerospace and Defense	1.7%	—%
Air Freight and Logistics	0.5	—
Auto Components	3.3	4.6
Automobiles	7.4	(0.1)
Biotechnology	0.6	—
Commercial Services & Supplies	13.0	10.0
Construction and Engineering	1.5	—
Containers & Packaging	1.6	2.0
Distributors	1.2	—
Diversified Consumer Services	1.5	1.5
Diversified Financial Services	0.1	2.7
Electronic Equipment, Instruments & Components	0.7	0.0
Energy Equipment & Services	0.6	2.3
Food Products	3.1	11.2
Health Care Equipment & Supplies	0.4	—
Health Care Providers & Services	2.9	1.3
Health Care Technology	0.9	1.4
Industrial Conglomerates	1.8	5.0
Insurance	17.1	19.4
Interactive Media & Services	3.8	3.6
IT Services	10.8	12.0
Leisure Products	2.4	3.8
Machinery	2.0	—
Multi-Utilities	0.4	0.1
Professional Services	4.0	7.1
Real Estate Management & Development	5.2	5.3
Software	11.5	6.8
Total	100.0%	100.0%
(1) Negative percentage is resulted from negative fair value of an unfunded loan commitment.
The geographic composition of investments as of December 31, 2021 and December 31, 2020 at cost and fair value were as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Canada	$81,935	$81,386	3.4%	$—	$—	—%
United Kingdom	17,804	18,200	0.8	—	—	—
United States	2,273,696	2,287,789	95.8	631,473	636,981	100.0
Total	$2,373,435	$2,387,374	100.0%	$631,473	$636,981	100.0%
(5) Fair Value Measurements
The Company conducts the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. The Company’s board of directors (the “Board”), with the assistance of the Audit Committee, determines the fair value of the assets for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”). Valuation procedures are set forth in more detail below.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;

2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;

3)the Board engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;

4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

(5)    the Board discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.

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
During the year ended December 31, 2021, there was $2,849 of portfolio investments transferred into Level 3 from Level 2 at fair value as of the beginning of the period in which the reclassification occurred, primarily due to decreased price transparency.
The following tables present the fair value hierarchy of investments:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,064	$2,207,036	$2,224,100
Second Lien Debt	—	—	121,550	121,550
Other Securities	—	—	27,973	27,973
Subtotal	$—	$17,064	$2,356,559	$2,373,623
Investment measured at net asset value(1)				$13,751
Total				$2,387,374
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s member’s interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$22,549	$558,318	$580,867
Second Lien Debt	—	—	53,155	53,155
Other Securities	—	—	2,959	2,959
Total	$—	$22,549	$614,432	$636,981
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$558,318	$53,155	$2,959	$614,432
Purchases of investments	1,956,780	101,352	25,723	2,083,855
Proceeds from principal repayments and sales of investments	(325,175)	(36,250)	(3,348)	(364,773)
Accretion of discount/amortization of premium	8,831	1,008	—	9,839
Payment-in-kind	133	509	537	1,179
Net change in unrealized appreciation (depreciation)	5,052	1,776	455	7,283
Net realized gains (losses)	248	—	1,647	1,895
Transfers into/(out) of Level 3	2,849	—	—	2,849
Fair value, end of period	$2,207,036	$121,550	$27,973	$2,356,559

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2021	$6,807	$1,775	$455	$9,037
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2020:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	594,502	53,450	2,950	650,902
Proceeds from principal repayments and sales of investments	(43,241)	—	—	(43,241)
Accretion of discount/amortization of premium	1,368	55	—	1,423
Payment-in-kind	—	—	9	9
Net change in unrealized appreciation (depreciation)	5,689	(350)	—	5,339
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$558,318	$53,155	$2,959	$614,432

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2020	$5,689	$(350)	$—	$5,339
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,207,036	Yield Analysis	Discount Rate	5.55%	12.44%	7.52%
Investments in second lien debt	121,550	Yield Analysis	Discount Rate	7.12%	10.79%	8.51%
Investments in other securities:
Unsecured debt	1,350	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	9,950	Yield Analysis	Discount Rate	11.70%	12.10%	11.92%
	1,298	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,375	Market Approach	EBITDA Multiple	8.10x	19.97x	13.11x
Total investment in other securities	27,973
Total Investments	$2,356,559

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$558,318	Yield Analysis	Discount Rate	5.75%	8.86%	7.18%
Investments in second lien debt	53,155	Yield Analysis	Discount Rate	10.35%	10.95%	10.52%
Investments in other securities	2,959	Market Approach	EBITDA Multiple	9.15x	10.01x	9.71x
Total Investments	$614,432
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
Financial instruments disclosed but not carried at fair value
The carrying value and fair value of the Company’s secured borrowings disclosed but not carried at fair value were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$310,350	$310,350	$333,850	$333,850
BNP Funding Facility	463,500	463,500	—	—
Truist Credit Facility	476,000	476,000	—	—
Total	$1,249,850	$1,249,850	$333,850	$333,850
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
The summary information of the CIBC Subscription Facility is as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
Borrowing interest expense	$6,379	$2,247
Facility unused commitment fees	92	406
Amortization of deferred financing costs	1,375	1,072
Total	$7,846	$3,725
Weighted average interest rate (excluding unused fees and financing costs)	1.77%	1.93%
Weighted average outstanding balance	$354,810	$114,431
During the year ended December 31, 2021 and December 31, 2020, the Company borrowed $431,500 and $612,350, and repaid $455,000 and $278,500, respectively, under the CIBC Subscription Facility. As of December 31, 2021 and December 31, 2020, the Company had $310,350 and $333,850 outstanding under the CIBC Subscription Facility, respectively. As of December 31, 2021 and December 31, 2020, the Company had $89,650 and $66,150, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank

National Association, as collateral agent to (the “BNP Funding Facility”). As of December 31, 2021, the borrowing capacity under the BNP Funding Facility is $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.
The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
Borrowing interest expense	$8,559	$—
Facility unused commitment fees	69	—
Amortization of deferred financing costs	1,073	147
Total	$9,701	$147
Weighted average interest rate (excluding unused fees and financing costs)	2.48%	—%
Weighted average outstanding balance	$340,437	$—
During the year ended December 31, 2021, the Company borrowed $538,500 and repaid $75,000 under the BNP Funding Facility. During the year ended December 31, 2020, the Company did not make any borrowings under the facility.
As of December 31, 2021 and December 31, 2020, the Company had $463,500 and $0 outstanding under the BNP Funding Facility, respectively. As of December 31, 2021 and December 31, 2020, the Company had $136,500 and $300,000, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank, as amended on December 3, 2021 (the “Truist Credit Facility”). Truist Bank serves as Administrative Agent and Truist Securities, Inc. serves as Joint Lead Arranger and Sole Book Runner. The maximum principal amount of the Truist Credit Facility is $975.0 million, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,000.0 million. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility will mature on July 16, 2026. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

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

The summary information of the Truist Credit Facility from July 16, 2021 to December 31, 2021 was as follows:

From July 16, 2021 to December 31, 2021
Borrowing interest expense	$2,145
Facility unused commitment fees	858
Amortization of deferred financing costs	465
Total	$3,468
Weighted average interest rate (excluding unused fees and financing costs)	2.09%
Weighted average outstanding balance(1)	$218,189
(1) Weighted average outstanding balance calculated for the period from July 16, 2021 to December 31, 2021.

From July 16, 2021 to December 31, 2021, the Company borrowed $544,000 and repaid $68,000 under the Truist Credit Facility. As of December 31, 2021, the Company had $499,000 of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	December 31, 2021			December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$400,000	$310,350	$89,650	$400,000	$333,850	$66,150
BNP Funding Facility	600,000	463,500	136,500	300,000	—	300,000
Truist Credit Facility	975,000	476,000	499,000	—	—	—
Total	$1,975,000	$1,249,850	$725,150	$700,000	$333,850	$366,150
The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2021 and the year ended December 31, 2020 was 2.12% and 1.93%. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2021 and the year ended December 31, 2020 was $796,272 and $114,431.
As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of each of the credit facilities.
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
As of December 31, 2021, the Company had $509,403 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2020, the Company had $206,540 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2021 and December 31, 2020, the Company had $1,585,531 and $1,445,809, respectively, in total capital commitments from stockholders, of which $425,694 and $1,148,427, respectively, were unfunded.
(8)Net Assets
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of December 31, 2021	As of December 31, 2020	As of December 31, 2019
Net distributable earnings (accumulated losses), beginning of period	$4,702	$(1,156)	$—
Net investment income/(loss) after taxes	72,929	10,635	(1,156)
Accumulated realized gain (loss)	1,895	2,154	—
Net unrealized appreciation (depreciation)	8,431	5,508	—
Dividend declared	(72,315)	(13,926)	—
Tax reclassification of stockholders’ equity (Note 10)	140	1,487	—
Net distributable earnings (accumulated losses), end of period	$15,782	$4,702	$(1,156)
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
April 12, 2021	5,326,877	110.00
May 26, 2021	4,036,582	84.97
July 16, 2021	7,161,130	149.88
October 15, 2021	7,806,514	164.02
November 12, 2021	8,182,294	173.96
December 29, 2021	4,748,891	99.63
Total	41,160,793	$862.46
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
February 5, 2020	2,874,810	$57.50
March 27, 2020	2,410,313	44.95
June 26, 2020	769,194	14.95
August 11, 2020	2,002,070	39.98
September 28, 2020	3,504,634	69.99
December 1, 2020	3,410,138	69.98
Total	14,971,159	$297.35
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(1)	29,691
Total Distributions			$2.07		$72,315
(1) Includes a special distribution of $0.11 per share.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2020:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
June 19, 2020	June 19, 2020	July 15, 2020	$0.29		$1,533
September 24, 2020	September 24, 2020	October 22, 2020	0.40		3,228
December 29, 2020	December 29, 2020	January 27, 2021	0.61	(1)	9,165
Total Distributions			$1.30		$13,926
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
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP during the year ended December 31, 2021 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
October 27, 2021	5,101	242,789
Total	$13,572	652,809
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP during the year ended December 31, 2020 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
July 15, 2020	$227	11,668
October 22, 2020	796	39,848
Total	$1,023	51,516
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the year ended
	December 31, 2021	December 31, 2020(1)
Numerator for basic and diluted earnings per share - net increase/(decrease) in net assets resulting from operations	$83,255	$18,297
Denominator for basic and diluted earnings per share - weighted average shares outstanding	31,159,302	7,559,426
Basic and diluted earnings per share	$2.67	$2.42
(1) Calculated for the period from February 5, 2020, the date of first external issuance of shares through December 31, 2020.
(10)    Income Taxes
For income tax purposes, distributions made to the Company’s stockholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made during the year ended December 31, 2021 were as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Distributions paid from:
Ordinary income (including net short-term capital gains)	$72,315	$13,926
Total taxable distributions	$72,315	$13,926
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
For the year ended December 31, 2021, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2022. The amount carried forward to 2022 is estimated to be approximately $4,590, of which $4,586 is expected to be ordinary income and $4 is expected to be capital gains, although these amounts will not be finalized until the 2021 tax returns are filed in 2022.
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

The book-to-tax differences relating to distributions made to the Company’s stockholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2021	December 31, 2020
Paid-in capital in excess of par value	$(140)	$(1,487)
Net distributable earnings (accumulated losses)	$140	$1,487
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2021 are as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2021):

	As of
	December 31, 2021	December 31, 2020
Gross unrealized appreciation	$18,635	$5,121
Gross unrealized depreciation	(4,696)	(577)
Net unrealized appreciation (depreciation)	$13,939	$4,544
Tax cost of investments at year end	$2,373,435	$632,437
(11)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the year ended
	December 31, 2021	December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.08	$20.00
Net investment income (loss)	2.34	1.41
Net unrealized and realized gain (loss)(2)	0.52	(0.28)
Net increase (decrease) in net assets resulting from operations	2.86	1.13
Distributions declared	(2.07)	(1.30)
Issuance of common stock	0.04	0.25
Total increase (decrease) in net assets	0.83	0.08
Net asset value, end of period	$20.91	$20.08
Shares outstanding, end of period	56,838,027	15,024,425
Total return based on net asset value(3)	14.83%	7.07%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,188,587	$301,620
Weighted average shares outstanding(4)	31,159,302	7,559,426
Ratio of net expenses to average net assets	6.77%	7.02%
Ratio of expenses before waivers to average net assets	8.26%	8.20%
Ratio of net investment income to average net assets	10.55%	6.62%
Asset coverage ratio	195.10%	190.35%
Portfolio turnover rate	27.18%	31.11%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the year ended December 31, 2021 and December 31, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)For the year ended December 31, 2020, weighted average shares outstanding was calculated for the period from February 5, 2020, the date of first external issuance of shares through December 31, 2020.

(12) Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Effective January 18, 2022, we provided written notice to CIBC of our intent to permanently reduce the amount of the revolving commitment to $315 million from $400 million in accordance with and as permitted under the CIBC Subscription Facility The other terms of the CIBC Subscription Facility were not changed. On February 3, 2022, we entered into Amendment No. 4 and Limited Waiver, dated as of February 3, 2022, to the CIBC Subscription Facility to, among other things, amend certain covenants in the CIBC Subscription Facility and provide for certain limited waivers. All other material terms of the CIBC Subscription Facility remain unchanged.
On February 11, 2022, the Company issued $425 million in aggregate principal amount of 4.500% notes due 2027 (the “Notes”). The Notes will mature on February 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture governing the Notes. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
In connection with the offering of the Notes, the Company entered into a Registration Rights Agreement, dated as of February 11, 2022 (the “Registration Rights Agreement”), with SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, we are obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If we are not able to effect the exchange offer, we will be obligated to file a shelf registration statement covering the resale of the Notes and use our commercially reasonable efforts to cause such registration statement to be declared effective. If we fail satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, we will be required to pay additional interest to the holders of the Notes.
On March 4, 2022, the Company closed new investor commitments of $40.2 million, which brings total Capital Commitments to approximately $1,625.7 million.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2022 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Form of Certificate of Incorporation(1)
3.2	Form of Bylaws(1)
4.1	Description of Securities.(1)
4.2	Indenture, dated as of February 11, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(2)
4.3	First Supplemental Indenture, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(3)
4.4	Form of 4.500% Notes due 2027(3)
4.5
Registration Rights Agreement, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and among the Company and SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the Initial Purchasers(4)

10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement(1)
10.3	Form of Administration Agreement(1)
10.4	Form of Custody Agreement(1)
10.5	Form of License Agreement(1)
10.6	Form of Indemnification Agreement(1)
10.7	Dividend Reinvestment Plan(1)
10.8	Form of Subscription Agreement(1)
10.9	Credit Agreement, dated as of December 31, 2019, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the various financial institutions party thereto(5)
10.10
Amendment No. 1 to Credit Agreement and Lender Joinder, dated as of February 3, 2020, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto(6)

10.11
Amendment No. 2 to Credit Agreement and Lender Joinder, dated as of November 17, 2020, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto(7)

10.12
Revolving Credit and Security Agreement, dated as of October 14, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(8)

10.13	Purchase and Sale Agreement, dated as of October 14, 2020, between DLF Financing SPV LLC, as purchaser, and Morgan Stanley Direct Lending Fund, as seller(8)
10.14
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 11, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(9)

10.15
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of March 2, 2021, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(10)

10.16
Senior Secured Revolving Credit Agreement, dated as of July 16, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner(11)

10.17*
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of December 3, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner

10.18	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of January 14, 2022(12)

Exhibit	Description
10.19
Amendment No. 4 to Credit Agreement and Limited Waiver, dated as of February 3, 2022, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto(13)

14.1	Code of Ethics of Morgan Stanley Direct Lending Fund.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(4)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on January 7, 2020 (File No. 814-01332)
(6)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed by the Company on March 20, 2020 (File No. 814-01332)
(7)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2020 (File No. 814-01332)
(9)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(10)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 22, 2021 (File No. 814-01332)
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on January 21, 2022 (File No. 814-01332)
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 4, 2022 (File No. 814-01332)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY DIRECT LENDING FUND

Dated: March 18, 2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2022	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 18, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 18, 2022	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 18, 2022	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 18, 2022	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 18, 2022	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 18, 2022	By:	/s/ Adam Metz
Adam Metz Director