Form 10-Q
period 2022-03-31
Morgan Stanley Direct Lending Fund
filed 2022-05-10
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of May 10, 2022, there was no established public market for the registrant’s common stock.
As of May 10, 2022, the Registrant had 57,529,130 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2022, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.
Basis for Review Results
This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
New York, NY
May 10, 2022

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated Investments, at fair value (amortized cost of $2,524,939 and $2,373,435 at March 31, 2022 and December 31, 2021, respectively)	$2,534,536	$2,387,374
Cash	38,862	74,153
Deferred financing costs	10,463	11,587
Interest and dividend receivable from non-controlled/non-affiliated investments	11,826	11,740
Subscription receivable	72	7,850
Receivable for investments sold	450	301
Prepaid expenses and other assets	397	268
Total assets	2,596,606	2,493,273

Liabilities
Debt (net of unamortized debt issuance costs of $5,393 and $0 at March 31, 2022 and December 31, 2021, respectively)	1,355,915	1,249,850
Payable to affiliates (Note 3)	2,886	4,431
Financing costs payable	2,581	4,234
Dividends payable	27,455	29,691
Management fees payable	1,546	1,306
Income based incentive fees payable	5,466	5,886
Capital gains based incentive fees payable	1,694	2,773
Interest payable	5,198	3,281
Accrued expenses and other liabilities	2,947	3,234
Total liabilities	1,405,688	1,304,686

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 57,196,918 and 56,838,027 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	57	57
Paid-in capital in excess of par value	1,180,288	1,172,748
Net distributable earnings (accumulated losses)	10,573	15,782
Total net assets	$1,190,918	$1,188,587
Total liabilities and net assets	$2,596,606	$2,493,273
Net asset value per share	$20.82	$20.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$42,715	$14,956
Payment-in-kind interest income	272	188
Dividend income	309	—
Other income	1,008	2,201
Total investment income	44,304	17,345

Expenses:
Interest expense and other financing expenses	10,349	2,758
Management fees	6,183	1,967
Income based incentive fees	5,466	2,306
Capital gains incentive fees	(747)	812
Professional fees	624	492
Organization and offering costs	—	39
Directors’ fees	87	82
Administrative service fees	16	50
General and other expenses	410	239
Total expenses	22,388	8,745
Expense support (Note 3)	39	11
Management fees waiver (Note 3)	(4,637)	(1,475)
Net expenses	17,790	7,281
Net investment income (loss) before taxes	26,514	10,064
Excise tax expense	—	5
Net investment income/(loss) after taxes	26,514	10,059

Realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	74	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,342)	4,642
Net realized and unrealized gain (loss)	(4,268)	4,642
Net increase (decrease) in net assets resulting from operations	$22,246	$14,701

Per share information—basic and diluted
Net investment income (loss) per share:	$0.46	$0.59
Earnings per share:	$0.39	$0.87
Weighted average shares outstanding (Note 9):	57,101,214	16,955,606

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net assets at beginning of period	$1,188,587	$301,620
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	26,514	10,059
Net realized gain (loss)	74	—
Net change in unrealized appreciation (depreciation)	(4,342)	4,642
Net increase (decrease) in net assets resulting from operations	22,246	14,701

Capital transactions:
Issuance of common stock	—	80,000
Reinvestment of dividends	7,540	2,462
Dividends declared	(27,455)	(8,570)
Net increase (decrease) in net assets resulting from capital transactions	(19,915)	73,892
Total increase (decrease) in net assets	2,331	88,593
Net assets at end of period	$1,190,918	$390,213

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$22,246	$14,701
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	4,342	(4,642)
Net realized (gain) loss on investments	(74)	—
Net accretion of discount and amortization of premium on investments	(1,982)	(1,267)
Payment-in-kind interest and dividend capitalized	(370)	(190)
Amortization of deferred financing costs	1,110	541
Amortization of debt issuance costs and original issue discount on 2027 notes	177	—
Amortization of deferred offering costs	—	24
Purchases of investments and change in payable for investments purchased	(177,705)	(329,692)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	28,478	42,507
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(86)	(1,418)
(Increase) decrease in prepaid expenses and other assets	(129)	49
(Decrease) increase in payable to affiliates	(1,545)	711
(Decrease) increase in management fees payable	240	197
(Decrease) increase in incentive fees payable	(1,499)	1,193
(Decrease) increase in interest payable	1,917	755
(Decrease) increase in accrued expenses and other liabilities	(287)	75
Net cash provided by (used in) operating activities	(125,167)	(276,456)
Cash flows from financing activities:
Borrowings on debt	554,458	305,500
Repayments on debt	(443,000)	(47,000)
Deferred financing costs paid	(2,064)	(2,234)
Debt issuance costs paid	(5,145)	—
Dividends paid in cash	(22,151)	(6,703)
Proceeds from issuance of common stock	7,778	79,790
Offering costs paid	—	(6)
Net cash provided by (used in) financing activities	89,876	329,347
Net increase (decrease) in cash	(35,291)	52,891
Cash, beginning of period	74,153	11,263
Cash, end of period	$38,862	$64,154

Supplemental information and non-cash activities:
Excise tax paid	$57	$5
Interest expense paid	$6,480	$1,435
Dividend reinvestment paid	$7,540	$2,462
Accrued but unpaid dividends	$27,455	$8,570
Subscriptions receivable	$72	$210
Accrued but unpaid deferred financing costs	$—	$1,131
Accrued but unpaid debt issuance costs	$425	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	6.01%	12/22/2026	2,732	$2,666	$2,731	0.23%
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	7.26%	04/22/2027	18,371	18,211	18,371	1.54
PCX Holding Corp.	(5) (7) (14)	L + 6.25%	7.26%	04/22/2027	9,218	9,122	9,218	0.77
PCX Holding Corp.	(5) (7) (14)	L + 6.25%	7.26%	04/22/2027	—	(16)	—	0.00
Two Six Labs, LLC	(5) (8)	L + 5.50%	6.51%	08/20/2027	11,042	10,840	11,017	0.93
Two Six Labs, LLC	(5) (8) (14)	L + 5.50%	6.51%	08/20/2027	2,134	2,074	2,124	0.18
Two Six Labs, LLC	(5) (8) (14)	L + 5.50%	6.51%	08/20/2027	—	(38)	(5)	(0.00)
						42,859	43,456	3.65
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	L + 5.00%	6.01%	12/30/2026	11,787	11,675	11,736	0.99
Omni Intermediate Holdings, LLC	(5) (7) (14)	L + 5.00%	6.01%	12/30/2026	532	524	527	0.04
Omni Intermediate Holdings, LLC	(5) (7) (14)	L + 5.00%	6.01%	12/30/2025	—	(10)	(5)	(0.00)
						12,189	12,258	1.03
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (6) (8)	L + 5.75%	6.50%	06/29/2028	23,830	23,504	23,428	1.97
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (14)	L + 5.75%	6.50%	06/29/2028	2,364	2,302	2,252	0.19
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (14)	L + 5.75%	6.50%	06/29/2027	—	(12)	(15)	(0.00)
Continental Battery Company	(5) (7)	L + 6.75%	7.75%	01/20/2027	6,234	6,113	6,113	0.51
Sonny’s Enterprises, Inc.	(5) (7)	L + 5.50%	6.50%	08/05/2026	7,057	6,927	6,866	0.58
Sonny’s Enterprises, Inc.	(5) (6) (7)	L + 6.75%	7.75%	08/05/2026	5,400	5,312	5,254	0.44
Sonny’s Enterprises, Inc.	(5) (7)	L + 6.75%	7.75%	08/05/2026	14,411	14,179	14,020	1.18
Sonny’s Enterprises, Inc.	(5) (7) (14)	L + 5.50%	6.50%	08/05/2026	—	(388)	(575)	(0.05)
						57,937	57,343	4.82
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	6.25%	02/28/2025	20,877	20,536	20,480	1.72
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	6.25%	02/28/2025	3,658	3,598	3,588	0.30
ARI Network Services, Inc.	(5) (8) (14)	S + 5.50%	6.25%	02/28/2025	424	376	367	0.03
Summit Buyer, LLC	(5) (7)	L + 5.00%	6.01%	01/14/2026	22,288	21,891	21,980	1.85
Summit Buyer, LLC	(5) (7) (14)	L + 5.00%	6.01%	01/14/2026	19,464	19,015	19,015	1.60

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Summit Buyer, LLC	(5) (7) (14)	L + 5.00%	6.01%	01/14/2026	—	$(40)	$(33)	(0.00)%
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	12/02/2025	38,229	37,588	37,588	3.16
Turbo Buyer, Inc.	(5) (7) (14)	L + 6.00%	7.00%	12/02/2025	36,798	36,040	36,040	3.03
Vehlo Purchaser, LLC	(5) (8)	L + 5.00%	5.75%	08/27/2027	27,086	26,590	26,872	2.26
Vehlo Purchaser, LLC	(5) (8) (14)	L + 5.00%	5.75%	08/27/2027	7,855	7,605	7,702	0.65
Vehlo Purchaser, LLC	(5) (8) (14)	L + 5.00%	5.75%	08/27/2027	1,167	1,062	1,121	0.09
						174,261	174,720	14.67
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	04/27/2027	15,072	14,939	14,982	1.26
GraphPad Software, LLC	(5) (7) (14)	L + 6.00%	7.00%	04/27/2027	—	(15)	(11)	(0.00)
						14,924	14,971	1.26
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	5.75%	12/23/2026	17,412	17,137	16,782	1.41
365 Retail Markets, LLC	(5) (7) (14)	L + 4.75%	5.75%	12/23/2026	—	(32)	(201)	(0.02)
365 Retail Markets, LLC	(5) (7) (14)	L + 4.75%	5.75%	12/23/2026	—	(44)	(101)	(0.01)
Encore Holdings, LLC	(5) (8)	L + 4.50%	5.51%	11/23/2028	1,864	1,832	1,827	0.15
Encore Holdings, LLC	(5) (8) (14)	L + 4.50%	5.51%	11/23/2028	511	477	440	0.04
Encore Holdings, LLC	(5) (8) (14)	L + 4.50%	5.51%	11/23/2027	—	(9)	(11)	(0.00)
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	6.25%	12/17/2028	28,750	28,194	28,215	2.37
FLS Holding, Inc.	(5) (7) (10) (14)	L + 5.25%	6.25%	12/17/2028	—	(60)	(116)	(0.01)
FLS Holding, Inc.	(5) (7) (10) (14)	L + 5.25%	6.25%	12/17/2027	—	(48)	(46)	(0.00)
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	6.00%	12/22/2028	878	865	859	0.07
KWOR Acquisition, Inc.	(5) (14)	P + 4.25%	7.75%	12/22/2027	8	6	5	0.00
MHE Intermediate Holdings, LLC	(5) (6) (7)	L + 5.75%	7.04%	07/21/2027	28,606	28,089	28,094	2.36
MHE Intermediate Holdings, LLC	(5) (7) (14)	L + 5.75%	7.04%	07/21/2027	2,154	2,101	2,087	0.18
MHE Intermediate Holdings, LLC	(5) (7) (14)	L + 5.75%	7.04%	07/21/2027	100	56	55	0.00
PDFTron US Acquisition Corp.	(5) (6) (7) (10)	L + 5.50%	6.50%	07/15/2027	30,646	30,169	30,027	2.52
PDFTron US Acquisition Corp.	(5) (7) (10)	L + 5.50%	6.50%	07/15/2027	9,800	9,616	9,602	0.81
PDFTron US Acquisition Corp.	(5) (7) (10)	L + 5.50%	6.50%	07/15/2026	7,700	7,568	7,544	0.63
Pritchard Industries, LLC	(5) (8)	L + 5.50%	6.51%	10/13/2027	25,725	25,244	25,252	2.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Pritchard Industries, LLC	(5) (8) (14)	L + 5.50%	6.51%	10/13/2027	2,088	$2,011	$1,975	0.17%
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.50%	6.25%	12/20/2028	3,958	3,882	3,893	0.33
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (14)	L + 5.50%	6.25%	12/01/2028	—	(8)	(13)	(0.00)
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (14)	L + 5.50%	6.25%	12/01/2028	—	(4)	(4)	(0.00)
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	6.50%	12/08/2028	11,145	10,930	11,100	0.93
Sherlock Buyer Corp.	(5) (8) (14)	L + 5.75%	6.50%	12/08/2028	—	(31)	(13)	(0.00)
Sherlock Buyer Corp.	(5) (8) (14)	L + 5.75%	6.50%	12/08/2027	—	(24)	(5)	(0.00)
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	6.76%	11/30/2026	8,771	8,628	8,636	0.73
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	6.76%	11/30/2026	5,017	4,932	4,939	0.41
Sweep Purchaser, LLC	(5) (7) (14)	L + 5.75%	6.76%	11/30/2026	—	(22)	(22)	(0.00)
Tamarack Intermediate, LLC	(5) (8)	S + 5.75%	6.50%	03/13/2028	5,500	5,390	5,390	0.45
Tamarack Intermediate, LLC	(5) (8) (14)	S + 5.75%	6.50%	03/13/2028	—	(18)	(18)	(0.00)
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	6.75%	10/29/2027	17,100	16,778	16,826	1.41
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (14)	L + 5.75%	6.75%	10/29/2027	6,670	6,512	6,512	0.55
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (14)	L + 5.75%	6.75%	10/29/2026	—	(55)	(48)	(0.00)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.50%	7.50%	04/13/2026	16,948	16,704	16,526	1.39
US Infra Svcs Buyer, LLC	(5) (7) (14)	L + 6.50%	7.50%	04/13/2026	2,392	2,248	2,131	0.18
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.50%	7.50%	04/13/2026	2,250	2,220	2,194	0.18
Valcourt Holdings II, LLC	(5) (6) (7)	L + 5.50%	6.51%	01/07/2027	35,342	34,754	34,635	2.91
Valcourt Holdings II, LLC	(5) (7) (14)	L + 5.50%	6.51%	01/07/2027	2,521	2,410	2,383	0.20
VRC Companies, LLC	(5) (6) (8)	L + 5.50%	6.25%	06/29/2027	49,211	48,548	48,537	4.08
VRC Companies, LLC	(5) (6) (8) (14)	L + 5.50%	6.25%	06/29/2027	3,395	3,285	3,282	0.28
VRC Companies, LLC	(5) (14)	P + 4.50%	8.00%	06/29/2027	165	144	143	0.01
						320,375	319,293	26.81
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	6.25%	10/19/2028	34,470	33,816	33,874	2.84
KPSKY Acquisition, Inc.	(5) (14)	P + 4.50%	8.00%	10/19/2028	1,970	1,914	1,902	0.16
						35,730	35,776	3.00
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	6.25%	12/10/2028	17,467	17,130	17,042	1.43

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	6.51%	10/13/2028	19,382	$19,015	$19,064	1.60%
Fortis Solutions Group, LLC	(5) (8) (14)	L + 5.50%	6.51%	10/13/2028	—	(74)	(129)	(0.01)
Fortis Solutions Group, LLC	(5) (8) (14)	L + 5.50%	6.25%	10/15/2027	—	(50)	(44)	(0.00)
						36,021	35,933	3.02
Distributors
ABB Concise Optical Group LLC	(5) (8)	L + 7.50%	8.28%	02/23/2028	18,113	17,666	17,667	1.48
ABB Concise Optical Group LLC	(5) (14)	P + 6.50%	10.00%	02/23/2028	698	652	652	0.05
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	6.51%	11/01/2028	28,849	28,573	28,560	2.40
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	6.51%	11/01/2028	16,050	15,893	15,889	1.33
						62,784	62,768	5.27
Diversified Consumer Services
Heartland Home Services	(5) (8)	L + 5.75%	6.50%	12/15/2026	—	—	—	0.00
Lightspeed Solution,LLC	(5) (8)	S + 6.00%	6.75%	03/01/2028	7,561	7,412	7,412	0.62
Lightspeed Solution,LLC	(5) (8) (14)	S + 6.00%	6.75%	03/01/2028	—	(24)	(24)	(0.00)
LUV Car Wash Group, LLC	(5) (7) (14)	L + 5.50%	6.50%	12/09/2026	466	456	456	0.04
Mammoth Holdings, LLC	(5) (6) (7)	L + 6.00%	7.00%	10/16/2023	8,096	8,045	8,082	0.68
Mammoth Holdings, LLC	(5) (7) (14)	L + 6.00%	7.00%	10/16/2023	28,788	28,557	28,727	2.41
Mammoth Holdings, LLC	(5) (7) (14)	L + 6.00%	7.00%	10/16/2023	—	(6)	(2)	(0.00)
						44,440	44,651	3.75
Diversified Financial Services
SitusAMC Holdings Corporation	(5) (8)	L + 5.75%	6.50%	12/22/2027	3,600	3,566	3,571	0.30
Smarsh, Inc.	(5) (8)	S + 6.50%	7.25%	02/16/2029	4,286	4,201	4,201	0.35
Smarsh, Inc.	(5) (8) (14)	S + 6.50%	7.25%	02/16/2029	—	(11)	(11)	(0.00)
Smarsh, Inc.	(5) (8) (14)	S + 6.50%	7.25%	02/16/2029	—	(5)	(5)	(0.00)
						7,751	7,756	0.65
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	7.26%	10/05/2026	33,739	32,922	33,440	2.81
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (14)	L + 6.25%	7.26%	10/05/2026	—	(113)	(44)	(0.00)
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (14)	L + 6.25%	7.26%	10/05/2026	5,031	4,897	4,979	0.42
Nellson Nutraceutical, Inc.	(5) (6) (7)	L + 5.25%	6.25%	12/23/2023	17,436	17,241	17,436	1.46

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Nellson Nutraceutical, Inc.	(5) (6) (7)	P + 4.25%	7.50%	12/23/2023	7,170	$7,089	$7,170	0.60%
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5)	L + 6.25%; 1.00% PIK	8.25%	12/18/2025	11,151	10,978	9,629	0.81
						73,014	72,610	6.10
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	7.01%	07/12/2027	9,397	9,228	9,397	0.79
Health Care Providers & Services
Bearcat Buyer, Inc.	(5) (6) (7)	L + 4.75%	5.76%	07/09/2026	6,826	6,690	6,826	0.57
Bearcat Buyer, Inc.	(5) (7) (14)	L + 4.75%	5.76%	07/09/2026	6,246	6,113	6,246	0.52
DCA Investment Holdings, LLC	(5) (6) (8)	S + 6.00%	6.75%	04/03/2028	11,145	11,002	11,035	0.93
DCA Investment Holdings, LLC	(5) (8) (14)	S + 6.00%	6.75%	04/03/2028	1,854	1,810	1,827	0.15
Heartland Veterinary Partners, LLC	(5) (7)	L + 4.75%	5.75%	12/10/2026	1,880	1,863	1,875	0.16
Heartland Veterinary Partners, LLC	(5) (7) (14)	L + 4.75%	5.75%	12/10/2026	863	824	851	0.07
Heartland Veterinary Partners, LLC	(5) (7) (14)	L + 4.75%	5.75%	12/10/2026	—	(3)	(1)	(0.00)
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	6.17%	12/17/2027	17,500	17,164	17,234	1.45
mPulse Mobile, Inc.	(5) (8) (14)	L + 5.25%	6.17%	12/17/2027	—	(19)	(30)	(0.00)
mPulse Mobile, Inc.	(5) (8) (14)	L + 5.25%	6.17%	12/17/2027	—	(9)	(8)	(0.00)
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	09/01/2027	9,142	8,973	8,936	0.75
Promptcare Infusion Buyer, Inc.	(5) (7) (14)	L + 6.00%	7.00%	09/01/2027	835	792	747	0.06
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 6.25%	6.50%	01/02/2029	4,375	4,311	4,311	0.36
Stepping Stones Healthcare Services, LLC	(5) (8) (14)	L + 6.25%	6.50%	01/02/2029	—	(6)	(6)	(0.00)
Stepping Stones Healthcare Services, LLC	(5) (13)	P + 4.75%	8.25%	01/02/2029	100	91	91	0.01
Suveto Buyer, LLC	(5) (8) (14)	L + 4.25%	5.00%	09/09/2027	11,096	10,978	10,957	0.92
Suveto Buyer, LLC	(5) (14)	P + 3.25%	6.50%	09/09/2027	130	109	118	0.01
Vardiman Black Holdings, LLC	(5) (9)	S + 8.00%	8.50%	03/18/2027	3,438	3,403	3,403	0.29
Vardiman Black Holdings, LLC	(5) (9) (14)	S + 8.00%	8.50%	03/18/2027	183	161	161	0.01
Vermont Aus Pty Ltd	(5) (8) (10)	S + 5.50%	6.25%	03/22/2028	5,000	4,876	4,875	0.41
						79,123	79,448	6.67
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.50%	6.50%	02/03/2026	9,258	9,044	9,156	0.77
Lightspeed Buyer, Inc.	(5) (7)	L + 5.75%	6.75%	02/03/2026	3,507	3,445	3,469	0.29

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Lightspeed Buyer, Inc.	(5) (7)	L + 5.50%	6.50%	02/03/2026	9,305	$9,083	$9,202	0.77%
Lightspeed Buyer, Inc.	(5) (7) (14)	L + 5.50%	6.50%	02/03/2026	—	(35)	(44)	(0.00)
						21,537	21,783	1.83
Industrial Conglomerates
Electrical Source Holdings LLC	(5) (6) (7)	L + 5.50%	6.51%	11/25/2025	29,475	29,269	29,475	2.47
Electrical Source Holdings LLC	(5) (6) (7) (14)	L + 5.50%	6.51%	11/25/2025	6,528	6,421	6,528	0.55
Electrical Source Holdings LLC	(5) (7) (14)	L + 5.50%	6.51%	11/25/2025	306	289	306	0.03
						35,979	36,309	3.05
Insurance Services
Foundation Risk Partners, Corp.	(5) (8)	L + 5.75%	6.50%	10/29/2028	43,291	42,673	42,685	3.58
Foundation Risk Partners, Corp.	(5) (8) (14)	L + 5.75%	6.50%	10/29/2028	7,719	7,596	7,587	0.64
Foundation Risk Partners, Corp.	(5) (8) (14)	L + 5.75%	6.50%	10/29/2027	—	(64)	(64)	(0.01)
Galway Borrower, LLC	(5) (7)	L + 5.25%	6.26%	09/29/2028	28,493	27,974	27,846	2.34
Galway Borrower, LLC	(5) (7) (14)	L + 5.25%	6.26%	09/29/2028	389	328	291	0.02
Galway Borrower, LLC	(5) (7) (14)	L + 5.25%	6.26%	09/30/2027	—	(38)	(47)	(0.00)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	6.25%	11/25/2026	18,622	18,394	18,413	1.55
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	6.75%	04/14/2028	10,068	9,889	9,889	0.83
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	6.75%	04/14/2028	40,429	39,686	39,687	3.33
High Street Buyer, Inc.	(5) (7) (14)	L + 6.00%	0.50%	04/16/2027	—	(36)	(36)	(0.00)
Integrity Marketing Acquisition, LLC	(5) (6) (8) (14)	L + 5.50%	6.25%	08/27/2025	58,762	58,089	58,409	4.90
Integrity Marketing Acquisition, LLC	(5) (7)	L + 5.75%	6.75%	08/27/2025	24,786	24,502	24,645	2.07
Keystone Agency Investors	(5) (7)	L + 5.50%	6.51%	05/03/2027	1,998	1,970	1,971	0.17
Keystone Agency Investors	(5) (7) (14)	L + 5.50%	6.51%	05/03/2027	—	(37)	(35)	(0.00)
Majesco	(5) (6) (7)	L + 7.25%	8.26%	09/21/2027	23,600	23,065	23,471	1.97
Majesco	(5) (7) (14)	L + 7.25%	8.26%	09/21/2026	—	(35)	(9)	(0.00)
Oakbridge Insurance Agency LLC	(5) (7)	S + 5.75%	6.75%	12/31/2026	166	163	163	0.01
Oakbridge Insurance Agency LLC	(5) (7) (14)	S + 5.75%	6.75%	12/31/2026	—	(10)	(10)	(0.00)
Oakbridge Insurance Agency LLC	(5) (7) (14)	S + 5.75%	6.75%	12/31/2026	15	14	14	0.00
Patriot Growth Insurance Services, LLC	(5) (8)	L + 5.50%	6.25%	10/16/2028	47,414	46,515	46,593	3.91
Patriot Growth Insurance Services, LLC	(5) (8) (14)	L + 5.75%	6.25%	10/16/2028	—	(150)	(277)	(0.02)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Patriot Growth Insurance Services, LLC	(5) (8) (14)	L + 5.50%	6.25%	10/14/2027	—	$(84)	$(78)	(0.01)%
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	6.75%	11/01/2028	17,927	17,757	17,757	1.49
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	6.75%	11/01/2028	4,980	4,932	4,932	0.41
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (14)	L + 6.00%	6.75%	11/01/2027	—	(8)	(8)	(0.00)
RSC Acquisition, Inc.	(5) (6) (8)	L + 5.50%	6.25%	10/30/2026	25,008	24,587	24,486	2.06
RSC Acquisition, Inc.	(5) (8) (14)	L + 5.50%	6.25%	10/30/2026	—	(73)	(166)	(0.01)
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	6.76%	04/01/2026	33,576	32,573	32,909	2.76
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	6.75%	04/01/2026	31,407	30,634	30,782	2.58
World Insurance Associates, LLC	(5) (7) (14)	L + 5.75%	6.75%	04/01/2026	95	75	70	0.01
						410,881	411,870	34.58
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	L + 5.50%	6.50%	10/30/2026	22,194	21,814	22,194	1.86
FMG Suite Holdings, LLC	(5) (7) (14)	L + 5.50%	6.50%	10/30/2026	—	(87)	—	0.00
FMG Suite Holdings, LLC	(5) (7) (14)	L + 5.50%	6.50%	10/30/2026	—	(44)	—	0.00
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/09/2026	31,810	31,354	31,715	2.66
MSM Acquisitions, Inc.	(5) (7) (14)	L + 6.00%	7.00%	12/09/2026	10,053	9,772	9,945	0.84
MSM Acquisitions, Inc.	(5) (13)	P + 5.00%	8.50%	12/09/2026	1,095	1,034	1,083	0.09
Triple Lift, Inc.	(5) (6) (8)	L + 5.75%	6.50%	05/08/2028	27,790	27,292	27,237	2.29
Triple Lift, Inc.	(5) (8) (14)	L + 5.75%	6.50%	05/08/2028	—	(70)	(80)	(0.01)
						91,065	92,094	7.73
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	6.00%	05/08/2028	8,990	8,829	8,706	0.73
Donuts, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/29/2027	18,516	18,205	18,516	1.55
Donuts, Inc.	(5) (7)	S + 6.00%	7.00%	12/29/2027	6,786	6,786	6,786	0.57
Donuts, Inc.	(5) (7) (14)	S + 6.00%	7.00%	12/29/2027	—	—	—	0.00
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	6.25%	08/04/2027	40,061	39,151	39,320	3.30
Govbrands Intermediate, Inc.	(5) (8) (14)	L + 5.50%	6.25%	08/04/2027	9,014	8,762	8,770	0.74
Govbrands Intermediate, Inc.	(5) (8) (14)	L + 5.50%	6.25%	08/04/2027	—	(94)	(78)	(0.01)
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	7.50%	08/12/2026	41,370	40,731	41,370	3.47
Recovery Point Systems, Inc.	(5) (7) (14)	L + 6.50%	7.50%	08/12/2026	—	(58)	—	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Syntax Systems Ltd	(5) (8) (10)	L + 5.50%	6.25%	10/29/2028	35,721	35,382	34,943	2.93%
Syntax Systems Ltd	(5) (8) (10) (14)	L + 5.50%	6.25%	10/29/2028	—	(88)	(204)	(0.02)
Syntax Systems Ltd	(5) (8) (10) (14)	L + 5.50%	6.25%	10/29/2026	2,086	2,052	2,004	0.17
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	7.00%	01/22/2027	20,718	20,366	20,366	1.71
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	L + 6.00%	7.00%	01/22/2027	10,717	10,406	10,407	0.87
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	L + 6.00%	7.00%	01/22/2027	—	(34)	(34)	(0.00)
Upstack Holdco, Inc.	(5) (7)	L + 6.00%	7.00%	08/20/2027	9,810	9,585	9,670	0.81
Upstack Holdco, Inc.	(5) (7) (14)	L + 6.00%	7.00%	08/20/2027	3,317	3,218	3,254	0.27
Upstack Holdco, Inc.	(5) (7) (14)	L + 6.00%	7.00%	08/20/2027	—	(22)	(13)	(0.00)
						203,177	203,783	17.11
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	L + 5.00%	6.00%	11/16/2026	47,580	47,099	47,105	3.96
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	L + 5.00%	6.00%	11/16/2026	4,525	4,473	4,479	0.38
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (14)	L + 5.00%	6.00%	11/16/2026	571	524	528	0.04
						52,096	52,112	4.38
Machinery
Answer Target Holdco, LLC	(5) (7)	L + 6.00%	7.01%	12/30/2026	10,800	10,593	10,699	0.90
Answer Target Holdco, LLC	(5) (7) (14)	L + 6.00%	7.01%	12/30/2026	83	67	75	0.01
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	03/17/2026	16,256	16,123	16,256	1.36
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	03/17/2026	500	486	500	0.04
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	03/17/2026	19,214	19,052	19,214	1.61
Komline-Sanderson Group, Inc.	(5) (9) (14)	P + 5.00%	8.50%	03/17/2026	2,769	2,731	2,769	0.23
						49,052	49,513	4.16
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	12/22/2027	898	886	898	0.08
AWP Group Holdings, Inc.	(5) (7) (14)	L + 4.75%	5.75%	12/22/2027	131	129	131	0.01
AWP Group Holdings, Inc.	(5) (7) (14)	L + 4.75%	5.75%	12/22/2026	62	60	62	0.01
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S + 4.75%	5.75%	06/26/2026	10,386	10,217	10,235	0.86
Ground Penetrating Radar Systems, LLC	(5) (7) (14)	S + 4.75%	5.75%	06/26/2025	—	(25)	(24)	(0.00)
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	5.51%	11/02/2026	2,728	2,707	2,728	0.23

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(5) (7) (14)	L + 4.50%	5.51%	11/02/2026	1,468	$1,454	$1,468	0.12%
Vessco Midco Holdings, LLC	(5) (14)	P + 3.50%	7.00%	10/18/2026	60	56	60	0.01
						15,484	15,558	1.31
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	7.25%	03/10/2027	18,758	18,397	18,758	1.58
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (14)	L + 6.25%	7.25%	03/10/2027	—	(33)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (14)	L + 6.25%	7.25%	03/10/2027	560	532	560	0.05
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	6.76%	09/30/2026	12,183	12,075	12,153	1.02
Bullhorn, Inc.	(5) (7) (14)	L + 5.75%	6.76%	09/30/2026	—	(12)	(7)	(0.00)
Bullhorn, Inc.	(5) (7) (14)	L + 5.75%	6.76%	09/30/2026	—	(6)	(1)	(0.00)
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	5.75%	10/01/2027	20,176	19,801	20,176	1.69
Citrin Cooperman Advisors, LLC	(5) (8) (14)	L + 5.00%	5.75%	10/01/2027	6,745	6,599	6,745	0.57
Citrin Cooperman Advisors, LLC	(5) (8) (14)	L + 5.00%	5.75%	10/01/2027	14,000	13,551	14,000	1.18
IQN Holding Corp., dba Beeline	(5) (6) (7)	L + 5.50%	6.50%	08/20/2024	44,232	44,096	44,232	3.71
IQN Holding Corp., dba Beeline	(5) (7) (14)	L + 5.50%	6.50%	08/21/2023	—	(9)	—	0.00
						114,991	116,616	9.79
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	15,954	15,813	15,877	1.33
Associations, Inc.	(5) (7)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	2,741	2,717	2,728	0.23
Associations, Inc.	(5) (7)	L + 6.50%	7.50%	07/02/2027	11,257	11,157	11,202	0.94
Associations, Inc.	(5) (7) (14)	L + 6.50%	7.50%	07/02/2027	—	(16)	(9)	(0.00)
MRI Software, LLC	(5) (6) (7)	L + 5.50%	6.51%	02/10/2026	57,808	57,311	57,520	4.83
MRI Software, LLC	(5) (6) (7) (14)	L + 5.50%	6.51%	02/10/2026	—	(5)	(11)	(0.00)
MRI Software, LLC	(5) (7) (14)	L + 5.50%	6.51%	02/10/2026	—	(14)	(11)	(0.00)
Zarya Intermediate, LLC	(5) (6) (7)	L + 6.50%	7.50%	07/01/2027	24,500	24,060	24,500	2.06
Zarya Intermediate, LLC	(5) (7)	L + 6.50%	7.50%	07/01/2027	19,250	18,897	19,250	1.62
Zarya Intermediate, LLC	(5) (7) (14)	L + 6.50%	7.50%	07/01/2027	—	(83)	—	0.00
						129,837	131,046	11.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Software
Alert Media, Inc.	(5) (6) (7)	L + 5.00%	6.00%	04/12/2027	14,000	$13,819	$13,765	1.16%
Alert Media, Inc.	(5) (7) (14)	L + 5.00%	6.00%	04/10/2026	—	(21)	(29)	(0.00)
Appfire Technologies, LLC	(5) (7)	L + 5.50%	6.51%	03/09/2027	9,531	9,491	9,531	0.80
Appfire Technologies, LLC	(5) (7) (14)	L + 5.50%	6.51%	03/09/2027	—	(54)	—	0.00
Assembly Intermediate, LLC	(5) (7)	L + 7.00%	8.01%	10/19/2027	20,741	20,350	20,625	1.73
Assembly Intermediate, LLC	(5) (7) (14)	L + 7.00%	8.01%	10/19/2027	1,244	1,185	1,215	0.10
Assembly Intermediate, LLC	(5) (7) (14)	L + 7.00%	8.01%	10/19/2027	—	(38)	(12)	(0.00)
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.75%	7.75%	06/09/2027	39,998	39,642	39,402	3.31
CLEO Communications Holding, LLC	(5) (7) (14)	L + 6.75%	7.75%	06/09/2027	—	(108)	(186)	(0.02)
Cordeagle US Finco, Inc.	(5) (7) (10)	L + 6.75%	7.75%	07/30/2027	18,200	17,869	17,847	1.50
Cordeagle US Finco, Inc.	(5) (7) (10) (14)	L + 6.75%	7.75%	07/30/2027	—	(50)	(54)	(0.00)
Diligent Corporation	(5) (6) (7)	L + 5.75%	6.76%	08/04/2025	27,720	27,500	27,720	2.33
Diligent Corporation	(5) (6) (7) (14)	L + 5.75%	6.76%	08/04/2025	2,217	2,186	2,217	0.19
Diligent Corporation	(5) (7) (14)	L + 5.75%	6.76%	08/04/2025	—	(35)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	7.25%	05/22/2026	69,532	68,962	69,407	5.83
GS AcquisitionCo, Inc.	(5) (7) (14)	L + 5.75%	7.25%	05/22/2026	—	(25)	(20)	(0.00)
GS AcquisitionCo, Inc.	(5) (7) (14)	L + 5.75%	7.25%	05/22/2026	2,057	2,033	2,052	0.17
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	6.00%	12/19/2023	13,192	13,116	13,192	1.11
Gurobi Optimization, LLC	(5) (7) (14)	L + 5.00%	6.00%	12/19/2023	—	(9)	—	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	7.50%	01/30/2026	9,012	8,862	9,012	0.76
Pound Bidco, Inc.	(5) (6) (7) (10) (14)	L + 6.50%	7.50%	01/30/2026	—	(18)	—	0.00
Revalize, Inc.	(5) (7) (14)	L + 5.25%	6.76%	04/15/2027	19,680	19,543	19,423	1.63
Revalize, Inc.	(5) (7) (14)	L + 5.25%	6.76%	04/15/2027	44	44	43	0.00
Skykick, Inc.	(5) (7)	L + 7.25%	8.25%	09/01/2027	6,300	6,155	6,131	0.51
Skykick, Inc.	(5) (7) (14)	L + 7.25%	8.25%	09/01/2027	—	(30)	(70)	(0.01)
Trunk Acquisition, Inc.	(5) (7)	L + 6.00%	7.26%	02/19/2027	9,120	9,033	9,000	0.76
Trunk Acquisition, Inc.	(5) (7) (14)	L + 6.00%	7.26%	02/19/2026	—	(8)	(11)	(0.00)
						259,394	260,200	21.85
Total First Lien Debt						$2,354,129	$2,361,264	198.27%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Second Lien Debt
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 5.50%, 2.00% PIK	8.50%	10/28/2028	25,643	$24,995	$25,643	2.15%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	7.50%	03/02/2029	17,000	16,933	17,000	1.43
Infinite Bidco, LLC	(5) (9) (14)	L + 7.00%	7.50%	03/02/2029	—	—	—	0.00
						16,933	17,000	1.43
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	8.72%	09/21/2026	15,000	14,779	14,119	1.19
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	12/10/2027	3,960	3,885	3,863	0.32
Heartland Veterinary Partners, LLC	(5) (7) (14)	L + 8.00%	9.00%	12/10/2027	585	574	547	0.05
						4,459	4,410	0.37
Industrial Conglomerates
Aptean, Inc.	(5) (8)	L + 7.00%	7.75%	04/23/2027	5,950	5,950	5,950	0.50
IT Services
Help/Systems Holdings, Inc.	(8)	L + 6.75%	7.50%	11/19/2027	17,500	17,500	17,216	1.45
Idera, Inc.	(5) (8)	L + 6.75%	7.50%	03/02/2029	3,887	3,860	3,826	0.32
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	9.50%	11/20/2026	19,000	18,601	19,000	1.60
						39,961	40,042	3.36
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	8.00%	03/03/2029	13,500	13,257	13,500	1.13
Matrix Parent, Inc.	(5) (8)	S + 8.00%	8.75%	03/01/2030	10,667	10,481	10,481	0.88
						23,738	23,981	2.01
Total Second Lien Debt						$130,815	$131,145	11.01%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11) (13)	16.25% PIK		06/18/2026	1,800	$1,777	$528	0.04%
Total Unsecured Debt						$1,777	$528	0.04%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)	10.50%	04/05/2021	5,000	$5,143	$5,443	0.46%
Integrity Marketing Acquisition, LLC	(5) (12)	10.50%	12/22/2021	3,250,000	3,201	3,282	0.28
Revalize, Inc.	(5) (12)	11.00%	12/14/2021	1,500	1,470	1,525	0.13
Skykick, Inc.	(5) (12)		08/31/2021	134,101	1,275	1,316	0.11
Total Preferred Equity					11,089	11,566	0.97
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)		03/09/2021	29,441	2,944	2,713	0.23
BP Purchaser, LLC	(5) (12)		12/10/2021	1,233,333	1,233	1,233	0.10
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)		03/01/2021	160,016	412	531	0.04
Encore Holdings, LLC	(5) (12)		11/23/2021	2,391	275	275	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)		11/16/2020	4,500	450	1,301	0.11
Help HP SCF Investor, LP	(10) (12)		05/12/2021		12,460	13,651	1.15
mPulse Mobile, Inc.	(5) (12)		12/17/2021	165,761	1,220	1,220	0.10
PCX Holding Corp.	(5) (12)		04/22/2021	6,538	654	1,090	0.09
Pet Holdings, Inc. (Brightpet)	(5) (12)		10/06/2020	12,313	1,231	843	0.07
Pritchard Industries, Inc.	(5) (12)		10/13/2021	1,700,000	1,700	1,700	0.14
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)		12/20/2021	1,000,000	1,000	1,000	0.08
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (12)		03/05/2021	1,000,000	1,000	750	0.06
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)		06/29/2021	8,500	850	993	0.08
Suveto Buyer, LLC	(5) (10) (12)		11/19/2021	17,000	1,700	2,733	0.23
Total Common Equity					27,129	30,033	2.52
Total Other Securities					$39,995	$42,127	3.54%
Total Portfolio Investments					$2,524,939	$2,534,536	212.82%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” and “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2022. As of March 31, 2022, the reference rates for our LIBOR-based loans were the 30-day L at 0.45%, the 90-day L at 0.97%, the 180-day L at 1.47%; the reference rates for our SOFR-based loans were the 30-day S at 0.16%, the 90-day S at 0.09%; and the reference rate for our Prime rate-based loans were at 3.50%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets represented 6.2% of total assets as calculated in accordance with regulatory requirements.

(11)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2022, the aggregate fair value of these securities is $41,599 or 3.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Investment was on non-accrual status as of March 31, 2022.
(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	$5,557	$(201)
365 Retail Markets, LLC	0.50%	Revolver	02/23/2026	2,800	(101)
ABB Concise Optical Group LLC	0.50%	Revolver	02/23/2028	1,189	(29)
AMCP Pet Holdings, Inc. (Brightpet)	1.00%	Delayed Draw Term Loan	04/06/2022	5,000	(45)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	802	(7)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	2,606	(50)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	—
AWP Group Holdings, Inc.	0.50%	Revolver	02/02/2026	96	—
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	3,500	—
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	840	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Alert Media, Inc.	0.50%	Revolver	04/10/2026	$1,750	$(29)
Answer Target Holdco, LLC	0.50%	Revolver	02/30/2026	749	(7)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	8,634	—
Assembly Intermediate, LLC	0.50%	Delayed Draw Term Loan	10/19/2023	3,941	(22)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	2,074	(12)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(9)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	—
Bullhorn, Inc.	0.50%	Delayed Draw Term Loan	10/05/2022	2,638	(7)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	(1)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	2,203	(37)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	2,031	(34)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	881	(15)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(186)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	10/01/2023	1,902	—
Citrin Cooperman Advisors, LLC	0.50%	Revolver	10/01/2027	10,500	—
Cordeagle US Finco, Inc.	1.25%	Revolver	07/30/2027	2,800	(54)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	914	(9)
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/05/2022	1,776	—
Diligent Corporation	0.50%	Revolver	08/04/2025	4,500	—
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	3,166	—
Electrical Source Holdings, LLC	0.50%	Revolver	01/25/2025	787	—
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	3,081	(61)
Encore Holdings, LLC	0.50%	Revolver	01/23/2027	539	(11)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	6,250	(116)
FLS Holding, Inc.	0.50%	Revolver	02/17/2027	2,500	(47)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	5,250	—
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	—
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	7,871	(129)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,699	(44)
Foundation Risk Partners, Corp.	1.00%	Delayed Draw Term Loan	10/29/2023	1,692	(24)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	4,571	(64)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	10,832	(19)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/02/2026	363	(1)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	01/16/2026	3,709	(37)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	3,921	(89)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(47)
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(77)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	4,237	(78)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	$1,750	$(11)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	1,641	(24)
Gurobi Optimization, LLC	0.50%	Revolver	02/19/2023	1,607	—
Heartland Home Services	0.50%	Delayed Draw Term Loan	08/10/2023	2,500	—
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	01/17/2023	3,375	(10)
Heartland Veterinary Partners, LLC	0.50%	Revolver	02/10/2026	375	(1)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(36)
IQN Holding Corp., dba Beeline	0.50%	Revolver	08/01/2023	4,545	—
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	02/03/2023	3,056	(17)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	10/19/2023	1,980	(34)
KWOR Acquisition, Inc.	0.50%	Revolver	02/02/2027	114	(2)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	02/01/2023	2,578	(35)
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	1,978	—
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	534	(5)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	4,050	(45)
Lightspeed Solution,LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,439	(24)
MHE Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	07/01/2023	1,585	(28)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/01/2027	2,400	(43)
MRI Software, LLC	1.00%	Delayed Draw Term Loan	03/24/2023	2,134	(11)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(11)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	26,218	(79)
MSM Acquisitions, Inc.	0.50%	Revolver	02/09/2026	2,852	(9)
Majesco	0.50%	Revolver	09/01/2026	1,575	(9)
Mammoth Holdings, LLC	0.50%	Delayed Draw Term Loan	12/15/2022	7,434	(13)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	(2)
Oakbridge Insurance Agency LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,379	(10)
Oakbridge Insurance Agency LLC	0.50%	Revolver	02/01/2026	40	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	732	(3)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,065	(5)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	10/14/2023	16,018	(277)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(78)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,851	—
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	01/01/2027	832	(8)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	—
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	4,047	(74)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	794	(13)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	02/01/2026	238	(4)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	3,050	(69)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	01/02/2023	$7,961	$(166)
Recovery Point Systems, Inc.	0.50%	Revolver	08/02/2026	4,000	—
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	708	(9)
Revalize, Inc.	1.00%	Revolver	04/15/2027	27	—
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	02/08/2023	3,215	(13)
Sherlock Buyer Corp.	0.50%	Revolver	02/08/2027	1,286	(5)
Skykick, Inc.	0.50%	Delayed Draw Term Loan	03/01/2023	2,625	(70)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,071	(11)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Sonny's Enterprises, Inc.	1.00%	Delayed Draw Term Loan	11/01/2022	21,225	(575)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(6)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	01/02/2029	525	(8)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	13,078	(180)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(33)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	5,081	(44)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	1,167	(10)
Sweep Purchaser, LLC	0.50%	Revolver	01/30/2026	1,406	(22)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,356	(204)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,657	(36)
Tamarack Intermediate, LLC	1.00%	Revolver	03/13/2028	900	(18)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	02/30/2023	6,475	(119)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/02/2027	1,982	(34)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	4,000	(80)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(11)
Turbo Buyer, Inc.	1.00%	Delayed Draw Term Loan	01/15/2023	1,610	(23)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	2,134	(5)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(5)
US Infra Svcs Buyer, LLC	0.50%	Delayed Draw Term Loan	04/13/2022	8,085	(201)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	3,230	(52)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Revolver	10/29/2026	3,000	(48)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,050	(15)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	875	(13)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	4,859	(67)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,487	(20)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	4,378	(88)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2024	3,880	(20)
Vehlo Purchaser, LLC	1.00%	Delayed Draw Term Loan	08/27/2023	11,570	(91)
Vehlo Purchaser, LLC	0.50%	Revolver	08/27/2027	4,666	(37)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vessco Midco Holdings, LLC	1.00%	Delayed Draw Term Loan	11/02/2022	$309	$—
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	388	—
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	1,174	(23)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	1,983	—
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	2,683	—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	1,996	(30)
mPulse Mobile, Inc.	0.50%	Revolver	02/17/2027	504	(8)
Total First Lien Debt Unfunded Commitments				$427,828	$(5,095)
Second Lien Debt
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	01/17/2023	$955	$(23)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	8,500	—
Total Second Lien Debt Unfunded Commitments				$9,455	$(23)
Total Unfunded Commitments				$437,283	$(5,118)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Audited)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	6.00%	12/22/2026	2,739	$2,671	$2,671	0.22%
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	7.25%	04/22/2027	18,417	18,250	18,417	1.55
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2027	7,386	7,309	7,386	0.62
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	7.25%	04/22/2027	—	(16)	—	0.00
Two Six Labs, LLC	(5) (8)	L + 5.50%	6.25%	08/20/2027	11,070	10,859	10,960	0.92
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/20/2027	—	(40)	(43)	0.00
Two Six Labs, LLC	(5) (8) (13)	L + 5.50%	6.25%	08/20/2027	—	(40)	(21)	0.00
						38,993	39,370	3.31
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	L + 5.00%	6.00%	12/30/2026	10,621	10,516	10,516	0.88
Omni Intermediate Holdings, LLC	(5) (7) (13)	L + 5.00%	6.00%	12/30/2026	1,195	1,176	1,176	0.10
Omni Intermediate Holdings, LLC	(5) (7) (13)	L + 5.00%	6.00%	12/30/2025	266	256	256	0.02
						11,948	11,948	1.01
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (6) (8)	L + 5.75%	6.50%	06/29/2028	23,890	23,553	23,613	1.99
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2028	2,167	2,105	2,091	0.18
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (13)	L + 5.75%	6.50%	06/29/2027	—	(12)	(10)	0.00
Sonny’s Enterprises, Inc.	(5) (7)	L + 5.50%	6.50%	08/05/2026	7,075	6,938	6,938	0.58
Sonny’s Enterprises, Inc.	(5) (6) (7)	L + 6.75%	7.75%	08/05/2026	5,414	5,321	5,321	0.45
Sonny’s Enterprises, Inc.	(5) (7) (13)	L + 6.75%	7.75%	08/05/2026	14,447	14,203	14,203	1.19
Sonny’s Enterprises, Inc.	(5) (7) (13)	L + 5.50%	6.50%	08/05/2026	—	(410)	(410)	(0.03)
						51,698	51,746	4.35

Automobiles
ARI Network Services, Inc.	(5) (6) (7)	L + 6.50%	7.50%	02/28/2025	20,931	20,563	20,767	1.75
ARI Network Services, Inc.	(5) (6) (7) (13)	L + 6.50%	7.50%	02/28/2025	3,667	3,603	3,639	0.31
ARI Network Services, Inc.	(5) (7) (13)	L + 6.50%	7.50%	02/28/2025	1,333	1,281	1,310	0.11
Summit Buyer, LLC	(5) (7)	L + 5.00%	6.00%	01/14/2026	22,344	21,923	22,167	1.86
Summit Buyer, LLC	(5) (7) (13)	L + 5.00%	6.00%	01/14/2026	18,887	18,416	18,630	1.57
Summit Buyer, LLC	(5) (7) (13)	L + 5.00%	6.00%	01/14/2026	—	(43)	(19)	0.00
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	12/02/2025	38,325	37,645	37,580	3.16
Turbo Buyer, Inc.	(5) (7) (13)	L + 6.00%	7.00%	12/02/2025	36,890	36,086	36,142	3.04
Vehlo Purchaser, LLC	(5) (8)	L + 5.00%	5.75%	08/27/2027	27,154	26,638	26,725	2.25
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2027	7,875	7,614	7,568	0.64

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vehlo Purchaser, LLC	(5) (8) (13)	L + 5.00%	5.75%	08/27/2027	1,167	$1,057	$1,074	0.09%
						174,783	175,583	14.77
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	6.50%	04/27/2027	15,110	14,971	14,971	1.26
GraphPad Software, LLC	(5) (7) (13)	L + 6.00%	7.00%	04/27/2027	—	(16)	(16)	0.00
						14,955	14,955	1.26
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	5.75%	12/23/2026	17,456	17,167	17,238	1.45
365 Retail Markets, LLC	(5) (7) (13)	L + 4.75%	5.75%	12/23/2026	—	(34)	(34)	0.00
365 Retail Markets, LLC	(5) (7) (13)	L + 4.75%	5.75%	12/23/2026	800	754	765	0.06
Capstone Acquisition Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	11/12/2027	3,460	3,433	3,460	0.29
Capstone Acquisition Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	11/12/2027	194	191	194	0.02
Encore Holdings, LLC	(5) (8)	L + 4.50%	5.25%	11/23/2028	1,868	1,836	1,836	0.15
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	5.25%	11/23/2028	512	477	477	0.04
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	5.25%	11/23/2027	—	(9)	(9)	0.00
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	6.25%	12/17/2028	28,750	28,178	28,178	2.37
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	6.25%	12/17/2028	—	(62)	(62)	(0.01)
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	6.25%	12/17/2027	—	(50)	(50)	0.00
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	6.00%	12/22/2028	878	865	865	0.07
KWOR Acquisition, Inc.	(5) (13)	P + 4.25%	7.50%	12/22/2027	12	10	10	0.00
MHE Intermediate Holdings, LLC	(5) (6) (7)	L + 5.75%	6.75%	07/21/2027	28,678	28,139	28,392	2.39
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2027	2,160	2,104	2,122	0.18
MHE Intermediate Holdings, LLC	(5) (7) (13)	L + 5.75%	6.75%	07/21/2027	—	(46)	(25)	0.00
PDFTron US Acquisition Corp.	(5) (6) (7) (10)	L + 5.50%	6.50%	07/15/2027	30,723	30,226	29,894	2.52
PDFTron US Acquisition Corp.	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2027	6,160	6,044	5,896	0.50
PDFTron US Acquisition Corp.	(5) (7) (10) (13)	L + 5.50%	6.50%	07/15/2026	—	(140)	(208)	(0.02)
Pritchard Industries, LLC	(5) (8)	L + 5.50%	6.25%	10/13/2027	25,789	25,289	25,289	2.13
Pritchard Industries, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/13/2027	—	(59)	(59)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.50%	6.25%	12/20/2028	3,968	3,889	3,889	0.33
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.50%	6.25%	12/20/2028	—	(8)	(8)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.50%	6.25%	12/20/2028	—	(5)	(5)	0.00
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	6.50%	12/08/2028	11,145	10,923	10,923	0.92
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.50%	12/08/2028	—	(32)	(32)	0.00
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	6.50%	12/08/2027	—	(25)	(25)	0.00
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	6.75%	11/30/2026	8,793	8,644	8,644	0.73
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	6.75%	11/30/2026	5,029	4,942	4,942	0.42

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(5) (13)	P + 4.75%	8.00%	11/30/2026	450	$427	$427	0.04%
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	6.75%	10/29/2027	17,100	16,766	16,766	1.41
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/29/2027	2,400	2,280	2,280	0.19
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/29/2026	—	(58)	(58)	0.00
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.50%	7.50%	04/13/2026	16,991	16,734	16,903	1.42
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/13/2026	2,398	2,246	2,343	0.20
US Infra Svcs Buyer, LLC	(5) (7) (13)	L + 6.50%	7.50%	04/13/2026	2,025	1,993	2,013	0.17
Valcourt Holdings II, LLC	(5) (6) (7)	L + 5.50%	6.50%	01/07/2027	35,431	34,816	35,431	2.98
Valcourt Holdings II, LLC	(5) (7) (13)	L + 5.50%	6.50%	01/07/2027	2,521	2,405	2,521	0.21
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	5.50%	11/02/2026	2,735	2,713	2,735	0.23
Vessco Midco Holdings, LLC	(5) (7) (13)	L + 4.50%	5.50%	11/02/2026	1,472	1,457	1,472	0.12
Vessco Midco Holdings, LLC	(5) (13)	P + 3.50%	6.75%	10/18/2026	20	16	20	0.00
VRC Companies, LLC	(5) (6) (8)	L + 5.50%	6.25%	06/29/2027	49,335	48,644	48,921	4.12
VRC Companies, LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	06/29/2027	3,263	3,148	3,193	0.27
VRC Companies, LLC	(5) (8) (13)	L + 5.50%	6.25%	06/29/2027	—	(23)	(14)	0.00
						306,205	307,450	25.87
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	6.25%	10/19/2028	34,557	33,882	33,882	2.85
KPSKY Acquisition, Inc.	(5) (13)	P + 4.50%	7.75%	10/19/2028	1,975	1,917	1,917	0.16
						35,799	35,799	3.01
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	6.25%	12/10/2028	17,467	17,120	17,120	1.44
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	6.25%	10/13/2028	19,430	19,051	19,051	1.60
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/13/2028	—	(76)	(76)	(0.01)
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/15/2027	—	(52)	(52)	0.00
						36,043	36,043	3.03
Distributors
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	6.25%	11/01/2028	17,400	17,228	17,228	1.45
PT Intermediate Holdings III, LLC	(5) (8) (13)	L + 5.50%	6.25%	11/01/2028	11,521	11,408	11,408	0.96
						28,636	28,636	2.41
Diversified Consumer Services
Mammoth Holdings, LLC	(5) (6) (7)	L + 6.00%	7.00%	10/16/2023	8,117	8,058	8,117	0.68
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	10/16/2023	28,858	28,590	28,858	2.43
Mammoth Holdings, LLC	(5) (7) (13)	L + 6.00%	7.00%	10/16/2023	—	(6)	—	0.00
						36,642	36,975	3.11

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Diversified Financial Services
SitusAMC Holdings Corporation	(5) (8)	L + 5.75%	6.50%	12/22/2027	3,600	$3,564	$3,564	0.30%
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	7.25%	10/05/2026	33,825	32,969	33,527	2.82
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/05/2026	—	(119)	(44)	0.00
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	L + 6.25%	7.25%	10/05/2026	3,938	3,796	3,886	0.33
Nellson Nutraceutical, Inc.	(5) (6) (7)	L + 5.25%	6.25%	12/23/2023	24,606	24,292	24,606	2.07
Nellson Nutraceutical, Inc.	(5) (6)	P + 4.25%	7.50%	12/23/2023	66	65	66	0.01
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L + 6.25%; 1.00% PIK	8.25%	12/18/2025	11,148	10,965	10,029	0.84
						71,968	72,070	6.06
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	7.00%	07/12/2027	10,474	10,278	10,474	0.88
Health Care Providers & Services
Bearcat Buyer, Inc.	(5) (6) (7)	L + 4.75%	5.75%	07/09/2026	6,843	6,700	6,843	0.58
Bearcat Buyer, Inc.	(5) (7) (13)	L + 4.75%	5.75%	07/09/2026	6,262	6,122	6,262	0.53
DCA Investment Holdings, LLC	(5) (6) (8)	L + 6.25%	7.00%	03/12/2027	11,175	11,027	11,175	0.94
DCA Investment Holdings, LLC	(5) (8) (13)	L + 6.25%	7.00%	03/12/2027	1,079	1,053	1,079	0.09
Heartland Veterinary Partners, LLC	(5) (7)	L + 4.75%	5.75%	12/10/2026	1,885	1,866	1,866	0.16
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	5.75%	12/10/2026	424	383	383	0.03
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 4.75%	5.75%	12/10/2026	—	(4)	(4)	0.00
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	6.00%	12/17/2027	17,500	17,152	17,152	1.44
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	6.00%	12/17/2027	—	(20)	(20)	0.00
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	6.00%	12/17/2027	—	(10)	(10)	0.00
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	7.00%	09/01/2027	9,165	8,990	8,948	0.75
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L + 6.00%	7.00%	09/01/2027	837	792	745	0.06
Suveto Buyer, LLC	(5) (8) (13)	L + 4.25%	5.00%	09/09/2027	7,755	7,643	7,608	0.64
Suveto Buyer, LLC	(5) (13)	P + 3.25%	6.50%	09/09/2027	590	575	575	0.05
						62,269	62,602	5.27
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.75%	6.75%	02/03/2026	12,797	12,506	12,229	1.03
Lightspeed Buyer, Inc.	(5) (7) (13)	L + 5.75%	6.75%	02/03/2026	9,328	9,056	8,734	0.73
						21,562	20,963	1.76

Industrial Conglomerates
Electrical Source Holdings LLC	(5) (6) (8)	L + 5.50%	6.25%	11/25/2025	29,550	29,330	29,550	2.49
Electrical Source Holdings LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	11/25/2025	6,538	6,449	6,538	0.55

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Electrical Source Holdings LLC	(5) (8) (13)	L + 5.50%	6.25%	11/25/2025	197	$179	$197	0.02%
						35,958	36,285	3.05
Insurance
Foundation Risk Partners, Corp.	(5) (8)	L + 5.75%	6.50%	10/29/2028	43,291	42,654	42,654	3.59
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.75%	6.50%	10/29/2028	5,378	5,269	5,269	0.44
Foundation Risk Partners, Corp.	(5) (8) (13)	L + 5.75%	6.50%	10/29/2027	—	(67)	(67)	(0.01)
Galway Borrower, LLC	(5) (8)	L + 5.25%	6.00%	09/29/2028	26,722	26,203	26,260	2.21
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/29/2028	1,843	1,766	1,736	0.15
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	6.00%	09/30/2027	—	(39)	(35)	0.00
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	6.25%	11/25/2026	14,558	14,374	14,413	1.21
Higginbotham Insurance Agency, Inc.	(5) (8) (13)	L + 5.50%	6.25%	11/25/2026	4,110	4,055	4,069	0.34
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	6.75%	04/14/2028	10,093	9,908	10,093	0.85
High Street Buyer, Inc.	(5) (6) (8) (13)	L + 6.00%	6.75%	04/14/2028	37,138	36,402	37,138	3.12
High Street Buyer, Inc.	(5) (8) (13)	L + 6.00%	6.75%	04/16/2027	—	(38)	—	0.00
Integrity Marketing Acquisition, LLC	(5) (6) (8) (13)	L + 5.50%	6.25%	08/27/2025	58,911	58,193	58,193	4.90
Integrity Marketing Acquisition, LLC	(5) (7) (13)	L + 5.75%	6.75%	08/27/2025	24,849	24,545	24,545	2.07
Keystone Agency Investors	(5) (7)	L + 5.50%	6.50%	05/03/2027	2,003	1,973	1,974	0.17
Keystone Agency Investors	(5) (7) (13)	L + 5.50%	6.50%	05/03/2027	—	(38)	(38)	0.00
Majesco	(5) (6) (7)	L + 7.25%	8.25%	09/21/2027	23,660	23,104	23,660	1.99
Majesco	(5) (7) (13)	L + 7.25%	8.25%	09/21/2026	—	(37)	—	0.00
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	6.25%	10/14/2028	45,812	44,918	44,918	3.78
Patriot Growth Insurance Services, LLC	(5) (7) (13)	L + 5.75%	6.75%	10/16/2028	—	(171)	(171)	(0.01)
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	6.25%	10/14/2027	—	(86)	(86)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	6.75%	11/01/2028	17,972	17,796	17,796	1.50
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	6.75%	11/01/2028	3,433	3,392	3,392	0.29
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	6.75%	11/01/2027	—	(8)	(8)	0.00
RSC Acquisition, Inc.	(5) (6) (8)	L + 5.50%	6.25%	10/30/2026	18,667	18,287	18,484	1.56
RSC Acquisition, Inc.	(5) (8) (13)	L + 5.50%	6.25%	10/30/2026	5,911	5,772	5,772	0.49
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	6.75%	04/01/2026	33,658	32,601	32,996	2.78
World Insurance Associates, LLC	(5) (6) (7) (13)	L + 5.75%	6.75%	04/01/2026	31,487	30,671	30,868	2.60
World Insurance Associates, LLC	(5) (7) (13)	L + 5.75%	6.75%	04/01/2026	95	74	70	0.01
						401,473	403,895	33.98
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	L + 5.50%	6.50%	10/30/2026	22,253	21,854	22,171	1.87
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	10/30/2026	—	(92)	(19)	0.00
FMG Suite Holdings, LLC	(5) (7) (13)	L + 5.50%	6.50%	10/30/2026	—	(46)	(10)	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/09/2026	31,890	$31,412	$31,571	2.66%
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	7.00%	12/09/2026	9,782	9,488	9,419	0.79
MSM Acquisitions, Inc.	(5) (13)	P + 5.00%	8.25%	12/09/2026	365	300	326	0.03
Triple Lift, Inc.	(5) (6) (8)	L + 5.75%	6.50%	05/08/2028	27,860	27,345	27,604	2.32
Triple Lift, Inc.	(5) (8) (13)	L + 5.75%	6.50%	05/08/2028	—	(72)	(37)	0.00
						90,189	91,025	7.66
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	6.00%	05/08/2028	17,413	17,090	17,064	1.44
Donuts, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/29/2026	18,563	18,237	18,563	1.56
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	6.25%	08/04/2027	40,162	39,214	39,214	3.30
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	6.25%	08/04/2027	9,059	8,795	8,795	0.74
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	6.25%	08/04/2027	—	(99)	(99)	(0.01)
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	7.50%	08/12/2026	41,475	40,805	41,475	3.49
Recovery Point Systems, Inc.	(5) (7) (13)	L + 6.50%	7.50%	08/12/2026	—	(61)	—	0.00
Syntax Systems Ltd	(5) (8) (10)	L + 5.50%	6.25%	10/29/2028	35,811	35,460	35,460	2.98
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.50%	6.25%	10/29/2028	—	(91)	(91)	(0.01)
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.50%	6.25%	10/29/2026	1,637	1,601	1,601	0.13
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	7.00%	01/22/2027	20,770	20,402	20,402	1.72
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	01/22/2027	8,031	7,763	7,763	0.65
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	L + 6.00%	7.00%	01/22/2027	—	(35)	(35)	0.00
Upstack Holdco, Inc.	(5) (7)	L + 6.00%	7.00%	08/20/2027	9,844	9,609	9,635	0.81
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/20/2027	3,325	3,223	3,232	0.27
Upstack Holdco, Inc.	(5) (7) (13)	L + 6.00%	7.00%	08/20/2027	—	(23)	(19)	0.00
						201,890	202,960	17.08

Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	L + 5.00%	6.00%	11/16/2026	47,701	47,196	47,701	4.01
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	L + 5.00%	6.00%	11/16/2026	7,199	7,096	7,199	0.61
						54,292	54,900	4.62
Machinery
Answer Target Holdco, LLC	(5) (7)	L + 6.00%	7.00%	12/30/2026	10,827	10,611	10,611	0.89

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Answer Target Holdco, LLC	(5) (7) (13)	L + 6.00%	7.00%	12/30/2026	—	$(16)	$(16)	0.00%
Komline-Sanderson Group, Inc.	(5) (9)	L + 6.00%	6.50%	03/17/2026	16,798	16,643	16,462	1.39
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2026	19,263	19,090	18,877	1.59
Komline-Sanderson Group, Inc.	(5) (9) (13)	L + 6.00%	6.50%	03/17/2026	2,294	2,254	2,199	0.19
						48,582	48,133	4.05
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	5.75%	12/22/2027	899	888	899	0.08
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	12/22/2027	132	129	132	0.01
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.75%	5.75%	12/22/2026	43	41	43	0.00
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	L + 4.75%	5.75%	06/26/2026	8,771	8,619	8,771	0.74
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	L + 4.75%	5.75%	06/26/2025	755	728	755	0.06
						10,405	10,600	0.89
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	7.25%	03/10/2027	18,806	18,428	18,806	1.58
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/10/2027	—	(34)	—	0.00
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	7.25%	03/10/2027	210	181	210	0.02
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	6.75%	09/30/2026	9,675	9,573	9,629	0.81
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	6.75%	09/30/2026	—	(25)	(25)	0.00
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	6.75%	09/30/2026	—	(6)	(3)	0.00
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	5.75%	10/01/2027	20,176	19,787	19,787	1.66
Citrin Cooperman Advisors, LLC	(5) (8) (13)	L + 5.00%	5.75%	10/01/2027	—	(83)	(83)	(0.01)
Citrin Cooperman Advisors, LLC	(5) (8) (13)	L + 5.00%	5.75%	10/01/2027	—	(469)	(469)	(0.04)
IQN Holding Corp., dba Beeline	(5) (6) (7)	L + 5.50%	6.50%	08/20/2024	44,355	44,205	44,355	3.73
IQN Holding Corp., dba Beeline	(5) (7) (13)	L + 5.50%	6.50%	08/21/2023	—	(10)	—	0.00
						91,547	92,207	7.76
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	15,853	15,706	15,853	1.33
Associations, Inc.	(5) (7) (13)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	2,723	2,698	2,723	0.23
Associations, Inc.	(5) (7) (13)	L + 6.50%	7.50%	07/02/2027	11,187	11,083	11,187	0.94
Associations, Inc.	(5) (7) (13)	L + 6.50%	7.50%	07/02/2027	—	(17)	—	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(5) (7)	L + 5.50%	6.50%	02/10/2026	49,090	$48,603	$49,090	4.13%
MRI Software, LLC	(5) (6) (7) (13)	L + 5.50%	6.50%	02/10/2026	362	338	362	0.03
MRI Software, LLC	(5) (7) (13)	L + 5.50%	6.50%	02/10/2026	—	(15)	—	0.00
Zarya Intermediate, LLC	(5) (6) (7)	L + 6.50%	7.50%	07/01/2027	24,500	24,043	24,500	2.06
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2027	19,250	18,884	19,250	1.62
Zarya Intermediate, LLC	(5) (7) (13)	L + 6.50%	7.50%	07/01/2027	—	(86)	—	0.00
						121,237	122,965	10.35
Software
Alert Media, Inc.	(5) (6) (7)	L + 5.00%	6.00%	04/12/2027	14,000	13,811	13,657	1.15
Alert Media, Inc.	(5) (7) (13)	L + 5.00%	6.00%	04/10/2026	—	(22)	(43)	0.00
Appfire Technologies, LLC	(5) (7)	L + 5.50%	6.50%	03/09/2027	4,663	4,643	4,663	0.39
Appfire Technologies, LLC	(5) (7) (13)	L + 5.50%	6.50%	03/09/2027	—	(59)	—	0.00
Assembly Intermediate, LLC	(5) (7)	L + 7.00%	8.00%	10/19/2027	20,741	20,337	20,337	1.71
Assembly Intermediate, LLC	(5) (7) (13)	L + 7.00%	8.00%	10/19/2027	1,244	1,182	1,182	0.10
Assembly Intermediate, LLC	(5) (7) (13)	L + 7.00%	8.00%	10/19/2027	—	(40)	(40)	0.00
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.75%	7.75%	06/09/2027	39,998	39,628	39,366	3.31
CLEO Communications Holding, LLC	(5) (7) (13)	L + 6.75%	7.75%	06/09/2027	—	(113)	(197)	(0.02)
Cordeagle US Finco, Inc.	(5) (7) (10)	L + 6.75%	7.75%	07/30/2027	18,200	17,856	18,200	1.53
Cordeagle US Finco, Inc.	(5) (7) (10) (13)	L + 6.75%	7.75%	07/30/2027	—	(52)	—	0.00
Diligent Corporation	(5) (6) (7)	L + 5.75%	6.75%	08/04/2025	27,790	27,555	27,790	2.34
Diligent Corporation	(5) (6) (7) (13)	L + 5.75%	6.75%	08/04/2025	860	826	860	0.07
Diligent Corporation	(5) (7) (13)	L + 5.75%	6.75%	08/04/2025	—	(37)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	6.75%	05/22/2026	69,710	69,108	69,361	5.84
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	6.75%	05/22/2026	—	(26)	(54)	0.00
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	6.75%	05/22/2026	1,149	1,125	1,137	0.10
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	6.00%	12/19/2023	13,226	13,139	13,226	1.11
Gurobi Optimization, LLC	(5) (7) (13)	L + 5.00%	6.00%	12/19/2023	—	(10)	—	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	7.50%	01/30/2026	9,012	8,854	8,854	0.74
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	L + 6.50%	7.50%	01/30/2026	—	(19)	(19)	0.00
Revalize, Inc.	(5) (7) (13)	L + 5.25%	6.25%	04/15/2027	19,715	19,570	19,512	1.64

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Revalize, Inc.	(5) (7) (13)	L + 5.25%	6.25%	04/15/2027	—	$(1)	$(1)	0.00%
Skykick, Inc.	(5) (7)	L + 7.25%	8.25%	09/01/2027	6,300	6,149	6,149	0.52
Skykick, Inc.	(5) (7) (13)	L + 7.25%	8.25%	09/01/2027	—	(31)	(31)	0.00
Trunk Acquisition, Inc.	(5) (7)	L + 6.00%	7.00%	02/19/2027	9,143	9,052	9,052	0.76
Trunk Acquisition, Inc.	(5) (7) (13)	L + 6.00%	7.00%	02/19/2026	—	(9)	(9)	0.00
						252,416	252,952	21.28
Total First Lien Debt						$2,213,332	$2,224,100	187.12%
Second Lien Debt
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 5.50%, 2.00% PIK	8.50%	10/28/2028	25,509	$24,843	$25,509	2.15%
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	7.50%	03/02/2029	17,000	16,931	17,000	1.43
Infinite Bidco, LLC	(5) (9) (13)	L + 7.00%	7.50%	03/02/2029	—	(19)	—	0.00
						16,912	17,000	1.43
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	8.72%	09/21/2026	15,000	14,769	14,748	1.24
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	12/10/2027	3,960	3,881	3,882	0.33
Heartland Veterinary Partners, LLC	(5) (7) (13)	L + 8.00%	9.00%	12/10/2027	585	574	574	0.05
						4,455	4,456	0.37
Industrial Conglomerates
Aptean, Inc.	(5) (8)	L + 7.00%	7.75%	04/23/2027	5,950	5,950	5,950	0.50
IT Services
Help/Systems Holdings, Inc.	(5) (8)	L + 6.75%	7.50%	11/19/2027	17,500	17,500	17,500	1.47
Idera, Inc.	(5) (8)	L + 6.75%	7.50%	03/02/2029	3,887	3,860	3,887	0.33
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	9.50%	11/20/2026	19,000	18,584	19,000	1.60
						39,944	40,387	3.40
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	8.00%	03/03/2029	13,500	13,251	13,500	1.14
Total Second Lien Debt						$120,124	$121,550	10.23%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)	16.25% PIK		06/18/2026	1,800	$1,777	$1,350	0.11%
Total Unsecured Debt						$1,777	$1,350	0.11%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2021
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)	10.50%	04/05/2021	5,000	$5,143	$5,295	0.45%
Integrity Marketing Acquisition, LLC	(5) (12)	10.50%	12/22/2021	3,250,000	3,185	3,185	0.27
Revalize, Inc.	(5) (12)	11.00%	12/14/2021	1,500	1,470	1,470	0.12
Skykick, Inc.	(5) (12)		08/31/2021	134,101	1,275	1,298	0.11
Total Preferred Equity					11,073	11,248	0.95
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)		07/12/2021	29,441	2,944	2,714	0.23
BP Purchaser, LLC	(5) (12)		12/10/2021	1,233,333	1,233	1,233	0.10
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)		03/01/2021	160,016	411	531	0.04
Encore Holdings, LLC	(5) (12)		11/23/2021	2,391	275	275	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)		11/16/2020	4,500	450	1,242	0.10
Help HP SCF Investor, LP	(10) (12)		05/12/2021		12,460	13,751	1.16
mPulse Mobile, Inc.	(5) (12)		12/17/2021	165,761	1,220	1,220	0.10
PCX Holding Corp.	(5) (12)		04/22/2021	6,538	654	965	0.08
Pet Holdings, Inc. (Brightpet)	(5) (12)		10/06/2020	12,313	1,232	1,052	0.09
Pritchard Industries, Inc.	(5) (12)		10/13/2021	1,700,000	1,700	1,700	0.14
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)		12/20/2021	1,000,000	1,000	1,000	0.08
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (12)		03/05/2021	1,000,000	1,000	750	0.06
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)		06/29/2021	8,500	850	993	0.08
Suveto Buyer, LLC	(5) (10) (12)		11/19/2021	17,000	1,700	1,700	0.14
Total Common Equity					27,129	29,126	2.45
Total Other Securities					$39,979	$41,724	3.51%
Total Portfolio Investments					$2,373,435	$2,387,374	200.86%

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
March 31, 2022
(In thousands, except shares and per share amounts)

(1)Organization
Morgan Stanley Direct Lending Fund (the “Company”) is a non-diversified, externally managed specialty finance company that is focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
The Company was formed as a Delaware limited liability company on May 30, 2019 and, effective November 25, 2019, converted to a Delaware corporation. The Company commenced investing operations in January 2020. Pursuant to the Company’s operating agreement, the Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors.
The Company is conducting private offerings of its common stock of the Company, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary’s formation.

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s board of directors (the “Board of Directors”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant. Refer to Note 5 for our framework for determining fair value, fair value hierarchies, and the composition of our portfolio.
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
Deferred Financing Costs and Debt Issuance Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities as Deferred Financing Costs. These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
The Company records costs related to the issuance of term debt obligations (“Debt Issuance Costs”) on the Consolidated Financial Statements. The costs, including upfront fees, legal and other direct costs incurred in connection with the issuance are deferred and amortized over the life of the related term obligation using the straight-line method. The amortization of Debt Issuance Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses. Any unamortized Debt Issuance Costs are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Assets and Liabilities.

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
For the three months ended March 31, 2022 and March 31, 2021, the Company accrued $— and $5 of U.S. federal excise tax, respectively.
New Accounting Standards
In March 2020, FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On November 25, 2019, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), approved the Investment Advisory Agreement in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of the Independent Directors. The renewal of the Investment Advisory Agreement was most recently approved in November 2021.
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

For the three months ended March 31, 2022 and March 31, 2021, Base Management Fees were $1,546 and $492 net of waiver, respectively. As of March 31, 2022 and December 31, 2021, $1,546 and $1,306 were payable to the Investment Adviser relating to Base Management Fees.
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
Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 17.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.
For the three months ended March 31, 2022 and March 31, 2021, $5,466 and $2,306 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the three months ended March 31, 2022, $747 of previously accrued capital gains incentive fees to the Investment Adviser was reversed due to changes in unrealized depreciation on investments during the period. For the three months ended March 31, 2021, $812 of capital gains incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of March 31, 2022, $5,466 and $1,694 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively. As of December 31, 2021, $5,886 and $2,773 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”), is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned and consolidated subsidiary of Morgan Stanley.
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

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $16 and $50, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021 were $54 and $266, respectively.
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
During the three months ended March 31, 2022, the Company did not incur any organization costs. The Investment Adviser recaptured $39 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) as a result of additional investor commitments closed on March 4, 2022. During the three months ended March 31, 2021, the Company incurred $39 towards organization cost and amortization of offering cost, and the Investment Adviser recaptured $11 of previously waived amounts from the Company.
As of March 31, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
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
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), an indirect, wholly owned and consolidated subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate Capital Commitment of $200,000 to the Company in 2019. As of March 31, 2022 and December 31, 2021, MS Credit Partners Holdings’ total uncalled capital commitment represented approximately 12.3% and 12.6% of aggregate uncalled capital commitments received, respectively.
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $213 during the three months ended March 31, 2022 under the purchase agreement entered into by the Company in connection with such private placement.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value were as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,354,129	$2,361,264	93.1%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	130,815	131,145	5.2	120,124	121,550	5.1
Other Securities	39,995	42,127	1.7	39,979	41,724	1.7
Total	$2,524,939	$2,534,536	100.0%	$2,373,435	$2,387,374	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2022	December 31, 2021
Aerospace and Defense	1.8%	1.7%
Air Freight and Logistics	0.5	0.5
Auto Components	3.3	3.3
Automobiles	6.9	7.4
Biotechnology	0.6	0.6
Commercial Services & Supplies	12.7	13.0
Construction and Engineering	1.4	1.5
Containers & Packaging	1.5	1.6
Distributors	2.5	1.2
Diversified Consumer Services	1.8	1.5
Diversified Financial Services	0.3	0.1
Electronic Equipment, Instruments & Components	0.7	0.7
Energy Equipment & Services	0.6	0.6
Food Products	2.9	3.1
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	3.5	2.9
Health Care Technology	0.9	0.9
Industrial Conglomerates	1.7	1.8
Insurance Services	16.4	17.1
Interactive Media & Services	3.6	3.8
IT Services	10.2	10.8
Leisure Products	2.1	2.4
Machinery	2.0	2.0
Multi-Utilities	0.6	0.4
Professional Services	4.7	4.0
Real Estate Management & Development	5.2	5.2
Software	11.5	11.5
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value were as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$4,876	$4,875	0.2%	$—	$—	—%
Canada	93,543	92,928	3.7	81,935	81,386	3.4
United Kingdom	17,819	17,793	0.7	17,804	18,200	0.8
United States	2,408,701	2,418,940	95.4	2,273,696	2,287,788	95.8
Total	$2,524,939	$2,534,536	100.0%	$2,373,435	$2,387,373	100.0%

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
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Board of Directors undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board of Directors engages one independent third-party valuation firm to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

(5)    the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. During the three months ended March 31, 2022, there was $17,500 of portfolio investments transferred into Level 2 from Level 3. During the three months ended March 31, 2021, there was $2,849 of portfolio investments transferred into Level 3 from Level 2. Such reclassifications were primarily due to increase/decrease of price transparency.
The following tables present the fair value hierarchy of investments:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$8,706	$2,352,558	$2,361,264
Second Lien Debt	—	17,216	113,929	131,145
Other Securities	—	—	28,476	28,476
Subtotal	$—	$25,922	$2,494,963	$2,520,885
Investment measured at net asset value(1)				$13,651
Total				$2,534,536

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,064	$2,207,036	$2,224,100
Second Lien Debt	—	—	121,550	121,550
Other Securities	—	—	27,973	27,973
Subtotal	$—	$17,064	$2,356,559	$2,373,623
Investment measured at net asset value(1)				$13,751
Total				$2,387,374
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s member’s interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,207,036	$121,550	$27,973	$2,356,559
Purchases of investments	167,225	10,480	—	177,705
Proceeds from principal repayments and sales of investments	(20,314)	—	(48)	(20,362)
Accretion of discount/amortization of premium	1,898	77	—	1,975
Payment-in-kind	221	133	16	370
Net change in unrealized appreciation (depreciation)	(3,538)	(811)	487	(3,862)
Net realized gains (losses)	30	—	48	78
Transfers into/(out) of Level 3	—	(17,500)	—	(17,500)
Fair value, end of period	$2,352,558	$113,929	$28,476	$2,494,963

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2022	$(3,516)	$(791)	$487	$(3,820)
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

	March 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,352,558	Yield Analysis	Discount Rate	6.84%	15.47%	8.57%
Investments in second lien debt	113,929	Yield Analysis	Discount Rate	8.61%	13.48%	10.37%
Investments in other securities:
Unsecured debt	528	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	10,250	Yield Analysis	Discount Rate	11.68%	11.83%	11.76%
	1,316	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,162	Market Approach	EBITDA Multiple	8.10x	19.62x	13.52x
	1,220	Market Approach	Revenue Multiple	10.40x	10.40x	10.40x
Total investments in other securities	28,476
Total Investments	$2,494,963

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,207,036	Yield Analysis	Discount Rate	5.55%	12.44%	7.52%
Investments in second lien debt	121,550	Yield Analysis	Discount Rate	7.12%	10.79%	8.51%
Investments in other securities:
Unsecured debt	1,350	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	9,950	Yield Analysis	Discount Rate	11.70%	12.10%	11.92%
	1,298	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,375	Market Approach	EBITDA Multiple	8.10x	19.97x	13.11x
Total investments in other securities	27,973
Total Investments	$2,356,559
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
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value.
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities and 2027 Notes (as defined below in Note 6), are presented at carrying costs on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of March 31, 2022, the fair value of the Company’s 2027 Notes was $402,556. The fair value of the Company’s credit facilities are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$310,350	$310,350	$310,350	$310,350
BNP Funding Facility	435,500	435,500	463,500	463,500
Truist Credit Facility	191,500	191,500	476,000	476,000
2027 Notes(1)	418,565	402,556	—	—
Total	$1,355,915	$1,339,906	$1,249,850	$1,249,850
(1) The carrying value of the Company’s 2027 Notes is presented net of unamortized debt issuance costs and unamortized original issuance discount.
(6)Debt
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). Effective January 18, 2022, the maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $315,000 from $400,000. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$1,396	$1,640
Facility unused commitment fees	8	17
Amortization of deferred financing costs	510	333
Total	$1,914	$1,990
Weighted average interest rate (excluding unused fees and financing costs)	1.80%	1.79%
Weighted average outstanding balance	$310,350	$365,917
During the three months ended March 31, 2022 and March 31, 2021, the Company borrowed $— and $91,000, and repaid $— and $47,000, respectively, under the CIBC Subscription Facility. As of March 31, 2022 and December 31, 2021, the Company had $310,350 and $310,350 outstanding under the CIBC Subscription Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $4,650 and $89,650, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2022, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Borrowing interest expense	$2,827	$550
Facility unused commitment fees	14	10
Amortization of deferred financing costs	280	208
Total	$3,121	$768
Weighted average interest rate (excluding unused fees and financing costs)	2.52%	2.68%
Weighted average outstanding balance	$449,500	$82,000
During the three months ended March 31, 2022 and March 31, 2021, the Company borrowed $— and $214,500, and repaid $28,000 and $— under the BNP Funding Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $435,500 and $463,500 outstanding under the BNP Funding Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $164,500 and $136,500, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank, as amended on December 3, 2021 (the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $975,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,000,000. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
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
The summary information of the Truist Credit Facility is as follows:

For the Three Months Ended March 31, 2022
Borrowing interest expense	$1,517
Facility unused commitment fees	643
Amortization of deferred financing costs	320
Total	$2,480
Weighted average interest rate (excluding unused fees and financing costs)	2.04%
Weighted average outstanding balance	$297,161
During the three months ended March 31, 2022, the Company borrowed $130,500 and repaid $415,000 under the Truist Credit Facility. As of March 31, 2022 and December 31, 2021, the Company had $191,500 and $476,000 outstanding under the Truist Credit Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $783,500 and $499,000, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
Unsecured Notes
2027 Notes
On February 11, 2022, the Company issued $425,000 in aggregate principal amount of 4.500% notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 2027 Notes. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The 2027 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
The summary information of 2027 Notes was as follows:

For the Three Months Ended March 31, 2022
Borrowing interest expense	$2,657
Accretion of original issuance discount	28
Amortization of debt issuance costs	149
Total	$2,834
Stated interest rate	4.50%
The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$315,000	$310,350	$4,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	435,500	164,500	600,000	463,500	136,500
Truist Credit Facility	975,000	191,500	783,500	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
Total	$2,315,000	$1,362,350	$952,650	$1,975,000	$1,249,850	$725,150
The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2022 and March 31, 2021 was 2.64% and 1.98%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2022 and March 31, 2021 was $1,288,400 and $447,917, respectively.
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the credit facilities and the 2027 Notes.
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
As of March 31, 2022, the Company had $437,283 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $509,403 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of March 31, 2022 and December 31, 2021, the Company had $1,625,731 and $1,585,531, respectively, in total capital commitments from stockholders, of which $465,894 and $425,694, respectively, were unfunded.
(8)Net Assets
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$15,782	$4,702
Net investment income/(loss) after taxes	26,514	72,929
Accumulated realized gain (loss)	74	1,895
Net unrealized appreciation (depreciation)	(4,342)	8,431
Dividends declared	(27,455)	(72,315)
Tax reclassification of stockholders’ equity	—	140
Net distributable earnings (accumulated losses), end of period	$10,573	$15,782

For the three months ended March 31, 2022, the Company did not issue capital drawdowns. The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
Total	3,898,505	$80.00
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
Total Distributions			$0.48	$27,455

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
Total Distributions			$0.45	$8,570
the Company adopted an “opt in” dividend reinvestment plan, or the DRIP. As a result, the Company’s stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP during the three months ended March 31, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
Total	$7,540	358,891
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP during the three months ended March 31, 2021 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
Total	$2,462	121,484
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Numerator - net increase/(decrease) in net assets resulting from operations	$22,246	$14,701
Denominator - weighted average shares outstanding	57,101,214	16,955,606
Basic and diluted earnings per share	$0.39	$0.87

(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$20.91	$20.08
Net investment income (loss)	0.46	0.59
Net unrealized and realized gain (loss)(2)	(0.07)	0.25
Net increase (decrease) in net assets resulting from operations	0.39	0.84
Dividends declared	(0.48)	(0.45)
Issuance of common stock	—	0.02
Total increase (decrease) in net assets	(0.09)	0.41
Net asset value, end of period	$20.82	$20.49
Shares outstanding, end of period	57,196,918	19,044,414
Total return based on net asset value(3)	1.85%	4.27%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,190,918	$390,213
Weighted average shares outstanding	57,101,214	16,955,606
Ratio of net expenses to average net assets(4)	4.79%	5.52%
Ratio of expenses before waivers to average net assets(4)	6.35%	7.18%
Ratio of net investment income to average net assets(4)	10.15%	14.03%
Asset coverage ratio	187.83%	165.88%
Portfolio turnover rate	1.17%	5.50%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2022 and March 31, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
(4)Amounts are annualized except for incentive fees, and expense support amounts relating to organization and offering costs.

(11) Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
On May 4, 2022, the Company delivered a capital drawdown notice to its stockholders for an aggregate offering price of approximately $75.0 million. The sale of Common Stock is expected to close on May 16, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”), and its affiliates;
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
•our ability to maintain our qualification as a BDC, and as a regulated investment company, (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved.   This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of, or consolidated with Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $100 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and, prospectively, alternative reference rates including the Secured Overnight Financing Rate, or SOFR).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sales of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
On September 18, 2020, the SEC granted us and our Adviser exemptive relief (the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the Investment Advisory Agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and our Administrator (the “Administration Agreement”); and (iii) other operating expenses as detailed below:
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2022, we had investments in 109 portfolio companies across 27 industries. Based on fair value as of March 31, 2022, more than 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9% as of March 31, 2022. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of March 31, 2022, our weighted average total yield of investments in debt securities at amortized cost was 7.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022.
As of December 31, 2021, we had investments in 98 portfolio companies across 27 industries. Based on fair value as of December 31, 2021, 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 99.3% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of investments in debt securities at amortized cost was 7.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
As of March 31, 2022, 77% of our investments, calculated as a percentage of gross debt commitments (funded and unfunded), were loans in support of LBOs and acquisitions of portfolio companies by private equity sponsors. In addition, our debt portfolio displayed the following characteristics, with exception of weighted average yield, as of the closing date of each of our investments1:
•Weighted average yield on debt investments of 7.2%2;
•Weighted average last 12-month EBITDA of approximately $104 million of our portfolio companies;
•Weighted average of 6.0x net leverage through tranche of our portfolio companies3;
•Weighted average of 45% loan to value of our portfolio companies4;
•Approximately 83% of debt investments with one or more financial covenants; and
•Approximately 5.8% of our debt portfolio is in loans that the Adviser believes may be subject to business cycle volatility.
Our portfolio as of March 31, 2022 and December 31, 2021 is presented below:

	As of
	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,354,129	$2,361,264	93.1%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	130,815	131,145	5.2	120,124	121,550	5.1
Other Securities	39,995	42,127	1.7	39,979	41,724	1.7
Total	$2,524,939	$2,534,536	100.0%	$2,373,435	$2,387,374	100.0%
Our investment activities for the three months ended March 31, 2022 and March 31, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):
1 Calculated as a percentage of gross commitments (funds and unfunded). weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2022.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that we the Company is a lender.
4 Calculated using enterprise value from the private equity sponsor or market comparables divided by total outstanding debt through the tranche that the Company is a lender.

	As of and For the Three Months Ended
	March 31, 2022	March 31, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$105,623	$568,087
Less: Syndications	—	(67,500)
Net New Investments Committed/Purchased	105,623	500,587
Investments, at Cost
Investments, beginning of period	2,373,435	631,473
New investments purchased	177,705	347,427
Net accretion of discount on investments	1,982	1,267
Payment-in-kind	370	190
Net realized gain (loss) on investments	74	—
Investments sold or repaid	(28,627)	(42,528)
Investments, end of period	2,524,939	937,829
Amount of investments funded, at principal
First lien debt investments	169,220	296,428
Second lien debt investments	10,667	53,387
Other securities(2)	—	5,856
Total	179,887	355,671
Amount of investments sold/fully repaid, at principal
First lien debt investments	12,054	30,941
Second lien debt investments	—	10,000
Total	$12,054	$40,941
Weighted average yield on debt and income producing investments, at cost(3)	7.2%	7.4%
Weighted average yield on debt and income producing investments, at fair value(3)	7.2%	7.4%
Number of portfolio companies	109	53
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value(4)	0.0%	0.2%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus Prime/LIBOR/SOFR or interest rate floor, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4)less than 0.1%.
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
The distribution of our portfolio on the Adviser’s Internal Risk Rating System as of March 31, 2022 and March 31, 2021 was as follows:

	March 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$44,232	1.7%	1	$44,355	1.9%	1
Risk rating 2	2,480,147	97.9	107	2,343,019	98.1	97
Risk rating 3	10,157	0.4	1	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,534,536	100.0%	109	$2,387,374	100.0%	98

CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Total investment income	$44,304	$17,345
Less: Net expenses	17,790	7,281
Net investment income	26,514	10,064
Less: Excise tax expense	—	5
Net investment income (loss) after taxes	26,514	10,059
Net change in unrealized appreciation (depreciation)	(4,342)	4,642
Net realized gain (loss)	74	—
Net increase (decrease) in net assets resulting from operations	$22,246	$14,701
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Investment income:
Interest income	$42,715	$14,956
Payment-in-kind interest income	272	188
Dividend income	309	—
Other income	1,008	2,201
Total investment income	$44,304	$17,345
The increase in total investment income from $17,345 to $44,304 for the three months ended March 31, 2021 to March 31, 2022 was primarily driven by our deployment of capital and invested balance of investments, partially offset against weighted average asset yield decrease.  The size of our investment portfolio at fair value increased from $948.0 million as of March 31, 2021 to $2,534.5 million as of March 31, 2022. As of such dates, all our senior secured debt investments were income-producing. The fair value of an unsecured debt investment on non-accrual status as of March 31, 2022 was $528.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2022 and March 31, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.

Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three months ended March 31, 2022 and March 31, 2021, respectively:

	For The Three Months Ended
	March 31, 2022	March 31, 2021
Expenses:
Interest and other financing expenses	$10,349	$2,758
Management fees	6,183	1,967
Income based incentive fee	5,466	2,306
Capital gains incentive fee	(747)	812
Professional fees	624	492
Organization and offering costs	—	39
Directors’ fees	87	82
Administrative service fees	16	50
General and other expenses	410	239
Total expenses	22,388	8,745
Expense support	39	11
Management fees waiver	(4,637)	(1,475)
Net expenses	$17,790	$7,281
Excise tax expense	$—	$5
For the three months ended March 31, 2022, net expenses were primarily comprised of interest expense and other financing expenses of $10,349, gross base management fees of $6,183, income based incentive fees of $5,466, capital gains incentive fees reversal of $747, administrative service expenses of $16, professional fees of $624, fees to independent directors of $87, organization and offering costs of $— and other expenses of $410; offset by management fee waiver of $4,637, and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $39.
For the three months ended March 31, 2021, net expenses were primarily comprised of interest expense and other financing expenses of $2,758, gross base management fees of $1,967, income based incentive fees of $2,306, capital gains incentive fees of $812, administrative service expenses of $50, professional fees of $492, fees to independent directors of $82, organization and offering costs of $39 and other expenses of $239; offset by management fee waiver and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $1,475 and $11, respectively.
Interest and other financing expenses increased from $2,758 to $10,349 for the three months ended March 31, 2021 to March 31, 2022. The increase was primarily driven by approximately $1,288.4 million of average borrowings at an average effective interest rate of 2.64% during the three months ended March 31, 2022, as compared to approximately $365.9 million of average borrowings at an average effective interest rate of 1.79% during the three months ended March 31, 2021.
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
For the three months ended March 31, 2022 and March 31, 2021, expense support includes recoupment of previously waived excess organization and offering costs of $39 and $11, respectively. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2022 and March 31, 2021, we have accrued $— and $5 of U.S. federal excise tax, respectively.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Three Months Ended
	March 31, 2022	March 31, 2021
Realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$74	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(4,342)	4,642
Net realized and unrealized gains (losses)	$(4,268)	$4,642
For the three months ended March 31, 2022 and March 31, 2021, net realized gain on our investments was $0.1 million and $— million, respectively, primarily driven by the sale of debt and equity investments in our investment portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the three months ended March 31, 2022, net change in unrealized loss on our investments of $4,342 was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment in the broadly syndicated loan market. For the three months ended March 31, 2021, net change in unrealized gain on our investments of $4.6 million was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facilities, and net proceeds of our unsecured debt issuances and through cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents. Details of our credit facilities and unsecured debt issuance are described in “—Debt” below. We may from time to time enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of March 31, 2022, we had approximately $38.9 million of cash, which taken together with our approximately $4.7 million, $164.5 million and $783.5 million of availability under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined below), respectively, and our approximately $465.9 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term.
Equity
As of March 31, 2022, we had received aggregate capital commitments of approximately $1,625.7 million. During the three months ended March 31, 2022, we did not issue any capital calls to our stockholders.
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.00
March 12, 2021	2,171,816	45.00
Total	3,898,505	$80.00
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the three months ended March 31, 2022 and March 31, 2021, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
Total Distributions			$0.48		$27,455

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	10.1%	$8,570
Total Distributions			$0.45		$8,570

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
The following tables summarize DRIP shares issued and amounts during the three months ended March 31, 2022 and March 31, 2021:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
Total	$7,540	358,891

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
Total	$2,462	121,484
Debt
Our outstanding debt obligations were as follows:

	March 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$315,000	$310,350	$4,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	435,500	164,500	600,000	463,500	136,500
Truist Credit Facility	975,000	191,500	783,500	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
Total	$2,315,000	$1,362,350	$952,650	$1,975,000	$1,249,850	$725,150
CIBC Subscription Facility
On December 31, 2019, we entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022(as amended, the “CIBC Subscription Facility”) . Effective January 18, 2022, the maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $315.0 million from $400.0 million. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility has a maturity date of December 31, 2022.
During the three months ended March 31, 2022 and March 31, 2021, the Company borrowed $— and $91.0 million, and repaid $— and $47.0 million, respectively, under the CIBC Subscription Facility. As of March 31, 2022 and December 31, 2021, the Company had $310.4 million and $310.4 million outstanding under the CIBC Subscription Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $4.7 million and $89.7 million, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2022, the borrowing capacity under the BNP Funding Facility was $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The BNP Funding Facility has a maturity date of October 13, 2025.
During the three months ended March 31, 2022 and March 31, 2021, the Company borrowed $— and $214.5 million, and repaid $28.0 million and $— under the BNP Funding Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $435.5 million and $463.5 million outstanding under the BNP Funding Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $164.5 million and $136.5 million, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
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
During the three months ended March 31, 2022, the Company borrowed $130.5 million and repaid $415.0 million under the Truist Credit Facility. As of March 31, 2022 and December 31, 2021, the Company had $191.5 million and $476.0 million outstanding under the Truist Credit Facility, respectively. As of March 31, 2022 and December 31, 2021, the Company had $783.5 million and $499.0 million, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
Unsecured Notes
2027 Notes
On February 11, 2022, the Company issued $425.0 million in aggregate principal amount of 4.500% notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture governing the 2027 Notes. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The 2027 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities and the 2027 Notes.
RECENT DEVELOPMENTS
Subsequent to March 31, 2022 through May 10, 2022, the Company has closed or the Investment Committee has committed/approved approximately $145.5 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore the Company believes are likely to close. Of these new commitments, approximately $144.4 million were first lien senior secured loans and $1.1 million were equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, and “Risk Factors” in Part II, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Waiver Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firm engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of March 31, 2022, 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$72,167	$(28,121)	$44,046
Up 200 basis points	$47,013	$(18,747)	$28,266
Up 100 basis points	$21,859	$(9,374)	$12,485
Down 100 basis points	$(1,693)	$4,237	$2,544
Down 200 basis points	$(1,693)	$4,237	$2,544
Down 300 basis points	$(1,693)	$4,237	$2,544
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
Item 4. Controls and Procedures.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of the Form 10-K.
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2022 as part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Indenture, dated as of February 11, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(1)
10.2	First Supplemental Indenture, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(2)
10.3	Form of 4.500% Notes due 2027(2)
10.4
Registration Rights Agreement, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and among the Company and SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the Initial Purchasers(3)

10.5	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of January 14, 2022(4)
10.6
Amendment No. 4 to Credit Agreement and Limited Waiver, dated as of February 3, 2022, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto(5)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(3)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on January 21, 2022 (File No. 814-01332)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 4, 2022 (File No. 814-01332)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY DIRECT LENDING FUND

Dated: May 10, 2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: May 10, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)