Form 10-Q
period 2022-06-30
Morgan Stanley Direct Lending Fund
filed 2022-08-09
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of August 9, 2022, there was no established public market for the registrant’s common stock.
As of August 9, 2022, the Registrant had 65,361,581 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedule of investments as of June 30, 2022, and the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2022, and 2021, and cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

New York, NY
August 9, 2022

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated Investments, at fair value (amortized cost of $2,705,519 and $2,373,435 at June 30, 2022 and December 31, 2021, respectively)	$2,681,979	$2,387,374
Cash	80,847	74,153
Deferred financing costs	9,560	11,587
Interest and dividend receivable from non-controlled/non-affiliated investments	13,888	11,740
Subscription receivable	56	7,850
Receivable for investments sold/repaid	397	301
Prepaid expenses and other assets	213	268
Total assets	2,786,940	2,493,273

Liabilities
Debt (net of unamortized debt issuance costs of $5,117 and $0 at June 30, 2022 and December 31, 2021, respectively)	1,476,744	1,249,850
Payable for investment purchased	14,597	—
Payable to affiliates (Note 3)	2,202	4,431
Financing costs payable	2,170	4,234
Dividends payable	28,704	29,691
Management fees payable	1,634	1,306
Income based incentive fees payable	5,879	5,886
Capital gains based incentive fees payable	—	2,773
Interest payable	10,835	3,281
Accrued expenses and other liabilities	3,291	3,234
Total liabilities	1,546,056	1,304,686

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 61,077,262 and 56,838,027 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	61	57
Paid-in capital in excess of par value	1,262,114	1,172,748
Net distributable earnings (accumulated losses)	(21,291)	15,782
Total net assets	$1,240,884	$1,188,587
Total liabilities and net assets	$2,786,940	$2,493,273
Net asset value per share	$20.32	$20.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$48,463	$22,784	$91,178	$37,740
Payment-in-kind interest income	277	190	549	378
Dividend income	232	122	541	122
Other income	1,022	3,318	2,030	5,519
Total investment income	49,994	26,414	94,298	43,759
Expenses:
Interest expense and other financing expenses	13,781	4,218	24,130	6,976
Management fees	6,536	2,804	12,718	4,771
Income based incentive fees	5,879	3,540	11,345	5,846
Capital gains incentive fees	(1,694)	680	(2,441)	1,492
Professional fees	776	549	1,400	1,041
Organization and offering costs	—	3	—	42
Directors’ fees	88	83	175	165
Administrative service fees	54	54	70	104
General and other expenses	67	488	477	727
Total expenses	25,487	12,419	47,874	21,164
Expense support (Note 3)	—	86	39	97
Management fees waiver (Note 3)	(4,902)	(2,103)	(9,539)	(3,578)
Net expenses	20,585	10,402	38,374	17,683
Net investment income (loss) before taxes	29,409	16,012	55,924	26,076
Excise tax expense	—	—	—	5
Net investment income/(loss) after taxes	29,409	16,012	55,924	26,071
Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	465	(6)	538	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(33,137)	3,892	(37,479)	8,534
Net realized and unrealized gain (loss)	(32,672)	3,886	(36,941)	8,528
Net increase (decrease) in net assets resulting from operations	$(3,263)	$19,898	$18,983	$34,599
Per share information—basic and diluted
Net investment income (loss) per share:	$0.50	$0.63	$0.96	$1.23
Earnings per share:	$(0.06)	$0.78	$0.33	$1.63
Weighted average shares outstanding (Note 9):	59,227,774	25,409,035	58,170,368	21,205,672

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net assets at beginning of period	$1,190,918	$390,213	$1,188,587	$301,620
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	29,409	16,012	55,924	26,071
Net realized gain (loss)	465	(6)	538	(6)
Net change in unrealized appreciation (depreciation)	(33,137)	3,892	(37,479)	8,534
Net increase (decrease) in net assets resulting from operations	(3,263)	19,898	18,983	34,599

Capital transactions:
Issuance of common stock	74,866	194,970	74,866	274,970
Reinvestment of dividends	6,964	2,276	14,504	4,738
Dividends declared	(28,601)	(13,974)	(56,056)	(22,544)
Net increase (decrease) in net assets resulting from capital transactions	53,229	183,272	33,314	257,164
Total increase (decrease) in net assets	49,966	203,170	52,297	291,763
Net assets at end of period	$1,240,884	$593,383	$1,240,884	$593,383

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$18,983	$34,599
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	37,479	(8,534)
Net realized (gain) loss on investments	(538)	6
Net accretion of discount and amortization of premium on investments	(5,307)	(4,348)
Payment-in-kind interest and dividend capitalized	(1,171)	(503)
Amortization of deferred financing costs	2,001	1,169
Amortization of debt issuance costs and original issue discount on 2027 notes	507	—
Amortization of deferred offering costs	—	24
Purchases of investments and change in payable for investments purchased	(555,727)	(823,136)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold	245,160	170,587
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable from non-controlled/non-affiliated investments	(2,148)	(4,345)
(Increase) decrease in prepaid expenses and other assets	55	113
(Decrease) increase in payable to affiliates	(2,229)	633
(Decrease) increase in management fees payable	328	406
(Decrease) increase in incentive fees payable	(2,780)	3,108
(Decrease) increase in interest payable	7,554	1,027
(Decrease) increase in accrued expenses and other liabilities	57	429
Net cash provided by (used in) operating activities	(257,776)	(628,765)
Cash flows from financing activities:
Borrowings on debt	888,929	604,000
Repayments on debt	(657,000)	(218,000)
Deferred financing costs paid	(2,448)	(2,284)
Debt issuance costs paid	(5,132)	—
Dividends paid in cash	(42,539)	(12,997)
Proceeds from issuance of common stock	82,660	274,970
Offering costs paid	—	(6)
Net cash provided by (used in) financing activities	264,470	645,683
Net increase (decrease) in cash	6,694	16,918
Cash, beginning of period	74,153	11,263
Cash, end of period	$80,847	$28,181

Supplemental information and non-cash activities:
Excise tax paid	$57	$5
Interest expense paid	$12,676	$4,696
Reinvestment of dividend distributions during the period	$14,504	$4,738
Subscriptions receivable	$56	$—
Accrued but unpaid dividends	$28,704	$13,974
Accrued but unpaid deferred financing costs	$—	$1,089
Accrued but unpaid debt issuance costs	$410	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	7.25%	12/22/2026	2,725	$2,662	$2,685	0.22%
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	8.50%	04/22/2027	18,325	18,172	17,866	1.44
PCX Holding Corp.	(5) (7) (15)	L + 6.25%	8.50%	04/22/2027	9,195	8,992	8,734	0.70
PCX Holding Corp.	(5) (7) (15)	L + 6.25%	8.50%	04/22/2027	247	232	201	0.02
Two Six Labs, LLC	(5) (8)	L + 5.50%	6.25%	08/20/2027	11,014	10,820	10,753	0.87
Two Six Labs, LLC	(5) (8) (15)	L + 5.50%	6.25%	08/20/2027	2,129	2,072	2,028	0.16
Two Six Labs, LLC	(5) (8) (15)	L + 5.50%	6.25%	08/20/2027	—	(37)	(51)	(0.00)
						42,913	42,216	3.40
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7) (10)	L + 5.00%	7.10%	12/30/2026	12,198	12,078	11,954	0.96
Omni Intermediate Holdings, LLC	(5) (7) (10) (15)	L + 5.00%	7.10%	12/30/2026	532	516	501	0.04
Omni Intermediate Holdings, LLC	(5) (7) (15)	L + 5.00%	7.10%	12/30/2025	—	(11)	(21)	(0.00)
						12,583	12,434	1.00
Auto Components
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (6) (8)	L + 5.75%	8.00%	06/29/2028	23,770	23,455	22,613	1.82
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (15)	L + 5.75%	8.00%	06/29/2028	3,311	3,246	2,990	0.24
CC SAG Holdings Corp. (Spectrum Automotive)	(5) (8) (15)	L + 5.75%	8.00%	06/29/2027	—	(11)	(43)	(0.00)
Continental Battery Company	(5) (7)	L + 6.75%	9.00%	01/20/2027	6,219	6,103	5,971	0.48
Sonny’s Enterprises, Inc.	(5) (6) (7)	L + 5.50%	7.96%	08/05/2026	19,762	19,457	18,995	1.53
Sonny’s Enterprises, Inc.	(5) (6) (7)	L + 5.50%	7.96%	08/05/2026	7,040	6,916	6,766	0.55
Sonny’s Enterprises, Inc.	(5) (7) (15)	L + 5.50%	7.96%	08/05/2026	—	(365)	(824)	(0.07)
						58,801	56,468	4.55
Automobiles
ARI Network Services, Inc.	(5) (6)	S + 5.50%	6.88%	02/28/2025	20,823	20,510	20,359	1.64
ARI Network Services, Inc.	(5) (6)	S + 5.50%	6.88%	02/28/2025	3,649	3,594	3,567	0.29
ARI Network Services, Inc.	(5) (15)	S + 5.50%	6.88%	02/28/2025	424	380	357	0.03
Summit Buyer, LLC	(5) (7)	L + 5.25%	8.13%	01/14/2026	22,232	21,860	21,465	1.73
Summit Buyer, LLC	(5) (7) (15)	L + 5.25%	8.13%	01/14/2026	21,112	20,676	19,993	1.61
Summit Buyer, LLC	(5) (7) (15)	L + 5.25%	8.13%	01/14/2026	—	(38)	(84)	(0.01)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	8.88%	12/02/2025	38,133	$37,531	$36,909	2.97%
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	8.88%	12/02/2025	38,316	37,590	37,086	2.99
						142,103	139,652	11.25
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	7.04%	04/27/2027	15,035	14,907	14,532	1.17
GraphPad Software, LLC	(5) (7) (15)	L + 5.50%	7.04%	04/27/2027	—	(14)	(58)	(0.00)
						14,893	14,474	1.17
Chemicals
Tank Holding Corp.	(5) (6) (8)	S + 6.00%	7.63%	03/31/2028	14,200	13,925	13,925	1.12
Tank Holding Corp.	(5) (8) (15)	S + 6.00%	7.63%	03/31/2028	333	318	318	0.03
V Global Holdings, LLC	(5) (6) (8)	L + 5.75%	6.91%	12/22/2027	4,928	4,832	4,832	0.39
V Global Holdings, LLC	(5) (8) (15)	L + 5.75%	6.91%	12/22/2025	101	87	87	0.01
						19,162	19,162	1.54
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	5.75%	12/23/2026	17,368	17,106	17,153	1.38
365 Retail Markets, LLC	(5) (7)	L + 4.75%	7.00%	12/23/2026	5,557	5,527	5,488	0.44
365 Retail Markets, LLC	(5) (7) (15)	L + 4.75%	6.85%	12/23/2026	250	209	215	0.02
Encore Holdings, LLC	(5) (8)	L + 4.50%	6.73%	11/23/2028	1,859	1,829	1,818	0.15
Encore Holdings, LLC	(5) (8) (15)	L + 4.50%	6.73%	11/23/2028	1,106	1,068	1,027	0.08
Encore Holdings, LLC	(5) (8) (15)	L + 4.50%	6.73%	11/23/2027	—	(9)	(12)	(0.00)
FLS Holding, Inc.	(5) (7) (11)	L + 5.25%	7.28%	12/17/2028	20,727	20,338	20,310	1.64
FLS Holding, Inc.	(5) (7) (11) (15)	L + 5.25%	7.28%	12/17/2028	—	(42)	(91)	(0.01)
FLS Holding, Inc.	(5) (7) (11) (15)	L + 5.25%	7.28%	12/17/2027	—	(33)	(36)	(0.00)
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	6.99%	12/22/2028	5,401	5,298	5,293	0.43
KWOR Acquisition, Inc.	(5) (8) (15)	L + 5.25%	6.99%	12/22/2028	—	(48)	(95)	(0.01)
KWOR Acquisition, Inc.	(5) (8) (15)	P + 4.25%	9.00%	12/22/2027	16	15	14	0.00
MHE Intermediate Holdings, LLC	(5) (6) (7)	L + 6.00%	7.29%	07/21/2027	28,534	28,038	28,038	2.26
MHE Intermediate Holdings, LLC	(5) (7)	L + 6.00%	7.29%	07/21/2027	3,730	3,663	3,663	0.30
MHE Intermediate Holdings, LLC	(5) (7) (15)	L + 6.00%	7.29%	07/21/2027	—	(42)	(42)	(0.00)
PDFTron US Acquisition Corp.	(5) (6) (7) (11)	L + 5.50%	7.00%	07/15/2027	30,569	30,112	29,508	2.38

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PDFTron US Acquisition Corp.	(5) (7) (11)	L + 5.50%	7.00%	07/15/2027	9,800	$9,623	$9,460	0.76%
PDFTron US Acquisition Corp.	(5) (7) (11)	L + 5.50%	7.00%	07/15/2026	7,700	7,576	7,433	0.60
Pritchard Industries, LLC	(5) (8)	L + 5.50%	7.75%	10/13/2027	25,661	25,199	24,442	1.97
Pritchard Industries, LLC	(5) (8) (15)	L + 5.50%	7.75%	10/13/2027	2,083	2,009	1,792	0.14
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.50%	8.25%	12/20/2028	3,948	3,874	3,816	0.31
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (15)	L + 5.50%	8.25%	12/01/2028	—	(7)	(27)	(0.00)
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (15)	L + 5.50%	8.25%	12/01/2026	—	(4)	(8)	(0.00)
QW Holding Corporation	(5) (6) (7)	L + 5.75%	7.04%	08/31/2024	8,954	8,829	8,829	0.71
QW Holding Corporation	(5) (7) (15)	L + 5.75%	7.04%	08/31/2024	1,024	1,001	1,001	0.08
QW Holding Corporation	(5) (7) (15)	L + 5.75%	7.04%	08/31/2024	—	(31)	(31)	(0.00)
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	6.74%	12/08/2028	11,117	10,909	10,878	0.88
Sherlock Buyer Corp.	(5) (8) (15)	L + 5.75%	6.74%	12/08/2028	—	(30)	(69)	(0.01)
Sherlock Buyer Corp.	(5) (8) (15)	L + 5.75%	6.74%	12/08/2027	—	(23)	(28)	(0.00)
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	8.00%	11/30/2026	8,749	8,613	8,613	0.69
Sweep Purchaser, LLC	(5) (7) (15)	L + 5.75%	7.16%	11/30/2026	5,164	5,070	5,071	0.41
Sweep Purchaser, LLC	(5) (7) (15)	P + 4.75%	9.50%	11/30/2026	473	452	452	0.04
Tamarack Intermediate, LLC	(5)	S + 5.75%	6.94%	03/13/2028	5,500	5,394	5,244	0.42
Tamarack Intermediate, LLC	(5) (15)	S + 5.75%	6.94%	03/13/2028	—	(17)	(42)	(0.00)
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	6.99%	10/29/2027	17,057	16,748	16,520	1.33
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (15)	L + 5.75%	6.99%	10/29/2027	8,627	8,455	8,316	0.67
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (15)	L + 5.75%	6.99%	10/29/2026	—	(52)	(95)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.50%	8.32%	04/13/2026	16,905	16,675	15,492	1.25
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.50%	8.32%	04/13/2026	2,385	2,355	2,186	0.18
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.50%	8.32%	04/13/2026	2,250	2,222	2,062	0.17
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.50%	7.75%	01/07/2027	35,253	34,692	35,059	2.83
Valcourt Holdings II, LLC	(5) (7) (15)	S + 5.50%	7.75%	01/07/2027	4,988	4,882	4,950	0.40
VRC Companies, LLC	(5) (6) (8)	L + 5.50%	8.38%	06/29/2027	49,088	48,452	47,050	3.79
VRC Companies, LLC	(5) (6) (8) (15)	L + 5.50%	8.38%	06/29/2027	4,267	4,162	3,924	0.32
VRC Companies, LLC	(5) (15)	P + 4.50%	8.38%	06/29/2027	413	392	345	0.03
						340,449	334,886	26.99

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)		Fair Value	Percentage of Net Assets
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	7.14%	10/19/2028	34,384	$33,752		$33,696	2.72%
KPSKY Acquisition, Inc.	(5) (15)	P + 4.50%	9.25%	10/19/2028	3,707	3,597		3,550	0.29
						37,349		37,246	3.00
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	7.19%	12/11/2028	17,423	17,097		16,439	1.32
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	7.75%	10/13/2028	19,320	18,965		18,965	1.53
Fortis Solutions Group, LLC	(5) (8) (15)	L + 5.50%	7.75%	10/13/2028	5,307	5,177		5,177	0.42
Fortis Solutions Group, LLC	(5) (8) (10) (15)	L + 5.50%	7.75%	10/13/2028	—	(15)		(15)	(0.00)
Fortis Solutions Group, LLC	(5) (8) (15)	L + 5.50%	7.75%	10/15/2027	180	132		132	0.01
						41,356		40,698	3.28
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S + 6.00%	7.22%	11/30/2026	15,575	15,275		15,275	1.23
48Forty Solutions, LLC	(5) (7) (15)	S + 6.00%	7.22%	11/30/2026	—	(6)		(6)	(0.00)
48Forty Solutions, LLC	(5) (7) (15)	S + 6.00%	7.22%	11/30/2026	—	(52)		(52)	(0.00)
ABB Concise Optical Group, LLC	(5) (8)	L + 7.50%	8.26%	02/23/2028	18,068	17,637		17,405	1.40
ABB Concise Optical Group, LLC	(5) (15)	P + 6.50%	11.25%	02/23/2028	1,642	1,597		1,572	0.13
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	7.75%	11/01/2028	28,776	28,510		28,346	2.28
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	7.75%	11/01/2028	16,010	15,858		15,770	1.27
						78,819		78,310	6.31
Diversified Consumer Services
Heartland Home Services	(5) (8) (15)	L + 5.75%	7.37%	12/15/2026	1,192	1,180		1,091	0.09
Lightspeed Solution, LLC	(5)	S + 6.00%	7.53%	03/01/2028	7,561	7,417		7,271	0.59
Lightspeed Solution, LLC	(5) (15)	S + 6.00%	7.53%	03/01/2028	—	(23)		(93)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (15)	L + 5.50%	6.50%	12/09/2026	646	637		622	0.05
Mammoth Holdings, LLC	(5) (6) (7)	L + 6.00%	7.00%	10/16/2023	8,058	8,016		7,987	0.64
Mammoth Holdings, LLC	(5) (7)	L + 6.00%	7.00%	10/16/2023	36,151	35,955		35,829	2.89
Mammoth Holdings, LLC	(5) (7) (15)	L + 6.00%	7.00%	10/16/2023	—	(5)		(9)	(0.00)
						53,177	—	52,698	4.25
Diversified Financial Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Everest Intermediate, Ltd	(5) (11) (15)	S + 5.75%	7.75%	05/25/2028	—	$(9)	$(9)	—%
Everest Intermediate, Ltd	(5) (8) (11)	S + 5.75%	7.75%	05/25/2029	3,042	2,982	2,982	0.24
SitusAMC Holdings Corporation	(5) (8)	L + 5.75%	8.00%	12/22/2027	3,591	3,558	3,455	0.28
Smarsh, Inc.	(5)	S + 6.50%	7.25%	02/16/2029	4,286	4,203	4,176	0.34
Smarsh, Inc.	(5) (15)	S + 6.50%	7.25%	02/16/2029	—	(5)	(7)	(0.00)
Smarsh, Inc.	(5) (15)	S + 6.50%	7.25%	02/16/2029	—	(10)	(28)	(0.00)
						10,719	10,569	0.85
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	8.50%	10/05/2026	33,655	32,877	32,927	2.65
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (15)	L + 6.25%	8.50%	10/05/2026	5,687	5,560	5,562	0.45
Nellson Nutraceutical, Inc.	(5) (6)	L + 5.25%	7.94%	12/23/2023	24,541	24,304	24,386	1.97
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5)	L + 6.25%; 1.00% PIK	9.88%	12/18/2025	10,757	10,600	8,873	0.72
						73,341	71,748	5.78
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	8.88%	07/12/2027	9,398	9,235	9,125	0.74
Health Care Providers & Services
Bearcat Buyer, Inc.	(5) (6) (7)	L + 4.75%	7.00%	07/09/2026	6,808	6,680	6,686	0.54
Bearcat Buyer, Inc.	(5) (7) (15)	L + 4.75%	7.00%	07/09/2026	6,230	6,105	6,109	0.49
DCA Investment Holdings, LLC	(5) (6)	S + 6.00%	6.75%	04/03/2028	11,114	10,978	11,008	0.89
DCA Investment Holdings, LLC	(5) (15)	S + 6.00%	6.75%	04/03/2028	1,939	1,896	1,913	0.15
Gateway US Holdings, Inc.	(5) (8) (11)	S + 5.50%	8.23%	09/22/2024	754	747	747	0.06
Gateway US Holdings, Inc.	(5) (8) (11) (15)	S + 5.50%	8.23%	09/22/2024	41	39	39	0.00
Gateway US Holdings, Inc.	(5) (8) (11) (15)	S + 5.50%	8.23%	09/22/2024	2	1	1	0.00
Heartland Veterinary Partners, LLC	(5)	L + 4.75%	6.19%	12/10/2026	1,875	1,859	1,841	0.15
Heartland Veterinary Partners, LLC	(5) (15)	L + 4.75%	6.19%	12/10/2026	1,138	1,101	1,060	0.09
Heartland Veterinary Partners, LLC	(5) (15)	L + 4.75%	6.19%	12/10/2026	—	(3)	(7)	(0.00)
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	7.28%	12/17/2027	17,500	17,176	16,968	1.37
mPulse Mobile, Inc.	(5) (8) (15)	L + 5.25%	7.28%	12/17/2027	—	(18)	(61)	(0.00)
mPulse Mobile, Inc.	(5) (8) (15)	L + 5.25%	7.28%	12/17/2027	—	(9)	(15)	(0.00)
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	7.12%	09/01/2027	9,119	8,957	8,784	0.71

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Promptcare Infusion Buyer, Inc.	(5) (7) (15)	L + 6.00%	7.12%	09/01/2027	886	$845	$743	0.06%
Southern Veterinary Partners, LLC	(5) (10)	S + 5.50%	7.70%	06/28/2027	904	886	886	0.07
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	8.00%	01/02/2029	4,364	4,302	4,181	0.34
Stepping Stones Healthcare Services, LLC	(5) (8) (15)	L + 5.75%	8.00%	01/02/2029	—	(6)	(52)	(0.00)
Stepping Stones Healthcare Services, LLC	(5) (8) (15)	L + 5.75%	8.00%	12/30/2026	—	(8)	(26)	(0.00)
Suveto Buyer, LLC	(5) (8) (15)	L + 5.00%	7.25%	09/09/2027	11,077	10,964	10,673	0.86
Suveto Buyer, LLC	(5) (15)	P + 4.00%	7.25%	09/09/2027	356	337	324	0.03
Tivity Health, Inc.	(5) (8)	S + 6.00%	8.01%	06/28/2029	3,720	3,664	3,664	0.30
Vardiman Black Holdings, LLC	(5)	S + 8.00%	8.78%	03/18/2027	3,429	3,396	3,258	0.26
Vardiman Black Holdings, LLC	(5) (15)	S + 8.00%	8.78%	03/18/2027	1,465	1,438	1,262	0.10
Vermont Aus Pty Ltd	(5) (8) (10) (11)	S + 5.50%	7.55%	03/23/2028	8,488	8,280	8,280	0.67
						89,607	88,266	7.11
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.75%	7.14%	02/03/2026	12,733	12,474	12,422	1.00
Lightspeed Buyer, Inc.	(5) (7) (15)	L + 5.75%	7.14%	02/03/2026	9,281	9,040	8,956	0.72
						21,514	21,378	1.72
Industrial Conglomerates
Electrical Source Holdings LLC	(5) (6) (7)	L + 5.50%	6.51%	11/25/2025	29,400	29,207	29,071	2.34
Electrical Source Holdings LLC	(5) (6) (7)	L + 5.50%	6.51%	11/25/2025	6,505	6,405	6,432	0.52
Electrical Source Holdings LLC	(5) (7) (15)	L + 5.50%	6.51%	11/25/2025	175	159	163	0.01
						35,771	35,666	2.87
Insurance Services
Foundation Risk Partners, Corp.	(5) (8)	L + 5.50%	7.75%	10/29/2028	43,182	42,585	42,552	3.43
Foundation Risk Partners, Corp.	(5) (8)	L + 5.50%	7.75%	10/29/2028	9,392	9,261	9,255	0.75
Foundation Risk Partners, Corp.	(5) (8) (15)	L + 5.50%	7.75%	10/29/2027	—	(61)	(67)	(0.01)
Galway Borrower, LLC	(5) (8)	L + 5.25%	7.50%	09/29/2028	28,422	27,922	27,922	2.25
Galway Borrower, LLC	(5) (8) (15)	L + 5.25%	7.50%	09/29/2028	599	532	524	0.04
Galway Borrower, LLC	(5) (8) (15)	L + 5.25%	6.22%	09/30/2027	677	641	641	0.05
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.50%	7.17%	11/25/2026	18,575	18,358	18,256	1.47
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	7.67%	04/14/2028	10,043	9,870	9,991	0.81

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	7.67%	04/14/2028	40,328	$39,611	$40,122	3.23%
High Street Buyer, Inc.	(5) (8) (15)	L + 6.00%	7.67%	04/16/2027	—	(34)	(11)	(0.00)
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 5.50%	7.38%	08/27/2025	86,386	85,471	84,673	6.82
Keystone Agency Investors	(5) (7)	S + 6.00%	8.20%	05/03/2027	3,093	3,049	3,047	0.25
Keystone Agency Investors	(5) (7) (15)	S + 6.00%	8.20%	05/03/2027	2,578	2,515	2,511	0.20
Majesco	(5) (6) (7)	L + 7.25%	9.51%	09/21/2027	23,540	23,026	23,213	1.87
Majesco	(5) (7) (15)	L + 7.25%	9.51%	09/21/2026	—	(33)	(22)	(0.00)
Oakbridge Insurance Agency LLC	(5) (7)	S + 5.75%	7.95%	12/31/2026	165	163	159	0.01
Oakbridge Insurance Agency LLC	(5) (7) (15)	S + 5.75%	7.95%	12/31/2026	57	46	4	0.00
Oakbridge Insurance Agency LLC	(5) (7) (15)	S + 5.75%	7.95%	12/31/2026	11	10	9	0.00
Patriot Growth Insurance Services, LLC	(5) (6)	L + 5.25%	7.08%	10/16/2028	54,325	53,394	52,457	4.23
Patriot Growth Insurance Services, LLC	(5) (15)	L + 5.25%	7.08%	10/16/2028	—	(150)	(309)	(0.02)
Patriot Growth Insurance Services, LLC	(5) (15)	L + 5.25%	7.08%	10/16/2028	—	(81)	(154)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	7.79%	11/01/2028	18,796	18,618	18,517	1.49
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (15)	L + 6.00%	7.79%	11/01/2028	4,967	4,904	4,859	0.39
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (15)	L + 6.00%	7.79%	11/01/2027	—	(7)	(12)	(0.00)
RSC Acquisition, Inc.	(5) (6) (7) (8)	L + 5.50%	6.95%	10/30/2026	24,937	24,537	24,693	1.99
RSC Acquisition, Inc.	(5) (8) (15)	L + 5.50%	6.25%	10/30/2026	3,463	3,394	3,385	0.27
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	7.80%	04/01/2026	33,495	32,548	32,824	2.65
World Insurance Associates, LLC	(5) (6) (7)	L + 5.75%	7.80%	04/01/2026	31,328	30,599	30,701	2.47
World Insurance Associates, LLC	(5) (7) (15)	L + 5.75%	7.80%	04/01/2026	507	488	482	0.04
						431,176	430,222	34.67
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	L + 5.50%	6.25%	10/30/2026	22,194	21,832	21,708	1.75
FMG Suite Holdings, LLC	(5) (7) (15)	L + 5.50%	6.25%	10/30/2026	—	(83)	(115)	(0.01)
FMG Suite Holdings, LLC	(5) (7) (15)	L + 5.50%	6.25%	10/30/2026	—	(41)	(57)	(0.00)
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	7.67%	12/09/2026	31,730	31,296	30,997	2.50
MSM Acquisitions, Inc.	(5) (7) (15)	L + 6.00%	7.67%	12/09/2026	12,800	12,520	11,963	0.96
MSM Acquisitions, Inc.	(5) (15)	L + 6.00%	7.67%	12/09/2026	1,243	1,185	1,152	0.09
Triple Lift, Inc.	(5) (6) (8)	L + 5.75%	6.92%	05/08/2028	27,720	27,241	26,453	2.13

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Triple Lift, Inc.	(5) (8) (15)	L + 5.75%	6.92%	05/08/2028	1,533	$1,466	$1,351	0.11%
						95,416	93,452	7.53
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	6.62%	05/08/2028	8,967	8,812	7,353	0.59
Donuts, Inc.	(5) (6) (7)	L + 6.00%	7.00%	12/29/2026	18,469	18,172	18,184	1.47
Donuts, Inc.	(5) (7)	S + 6.00%	7.00%	12/29/2027	6,769	6,769	6,665	0.54
Donuts, Inc.	(5) (7) (15)	S + 6.00%	7.00%	12/29/2027	—	—	(49)	(0.00)
Govbrands Intermediate, Inc.	(5) (6)	L + 5.50%	9.25%	08/04/2027	39,961	39,089	38,490	3.10
Govbrands Intermediate, Inc.	(5) (15)	L + 5.50%	9.25%	08/04/2027	8,991	8,751	8,506	0.69
Govbrands Intermediate, Inc.	(5) (15)	L + 5.50%	9.25%	08/04/2027	—	(90)	(156)	(0.01)
Long Term Care Group, Inc.	(5) (8)	L + 6.00%	7.25%	09/08/2027	4,988	4,892	4,892	0.39
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	7.50%	08/12/2026	41,265	40,659	41,265	3.33
Recovery Point Systems, Inc.	(5) (7) (15)	L + 6.50%	7.50%	08/12/2026	—	(55)	—	0.00
Redwood Services Group, LLC	(5) (8)	S + 6.00%	7.70%	06/15/2029	10,966	10,747	10,747	0.87
Redwood Services Group, LLC	(5) (8) (15)	S + 6.00%	7.70%	06/15/2029	—	(26)	(26)	(0.00)
Syntax Systems Ltd	(5) (8) (11)	L + 5.50%	7.17%	10/29/2028	35,632	35,303	33,665	2.71
Syntax Systems Ltd	(5) (8) (11) (15)	L + 5.50%	7.17%	10/29/2028	—	(85)	(516)	(0.04)
Syntax Systems Ltd	(5) (8) (11) (15)	L + 5.50%	7.17%	10/29/2026	2,086	2,054	1,879	0.15
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	8.25%	01/22/2027	20,666	20,330	20,633	1.66
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (15)	L + 6.00%	8.25%	01/22/2027	16,064	15,770	16,037	1.29
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (15)	P + 5.00%	9.75%	01/22/2027	264	232	261	0.02
Upstack Holdco, Inc.	(5) (7)	L + 5.50%	7.71%	08/20/2027	9,786	9,570	9,717	0.78
Upstack Holdco, Inc.	(5) (7) (15)	L + 5.50%	7.71%	08/20/2027	3,308	3,214	3,278	0.26
Upstack Holdco, Inc.	(5) (7) (15)	L + 5.50%	7.71%	08/20/2027	—	(21)	(6)	(0.00)
						224,087	220,819	17.80
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	7.14%	11/16/2026	17,536	17,394	17,444	1.41
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S + 5.00%	7.14%	11/16/2026	4,513	4,464	4,490	0.36
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (15)	S + 5.00%	7.14%	11/16/2026	2,948	2,904	2,926	0.24
						24,762	24,860	2.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Machinery
Answer Target Holdco, LLC	(5) (7)	L + 5.75%	8.00%	12/30/2026	10,773	$10,576	$10,379	0.84%
Answer Target Holdco, LLC	(5) (7) (15)	L + 5.75%	8.00%	12/30/2026	—	(15)	(31)	(0.00)
Komline-Sanderson Group, Inc.	(5) (6) (9)	L + 6.00%	7.18%	03/17/2026	20,978	20,797	20,773	1.67
Komline-Sanderson Group, Inc.	(5) (9) (15)	L + 6.00%	7.18%	03/17/2026	19,166	18,930	18,896	1.52
Komline-Sanderson Group, Inc.	(5) (15)	P + 5.00%	7.18%	03/17/2026	633	598	586	0.05
						50,886	50,603	4.08
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	6.91%	12/22/2027	895	883	874	0.07
AWP Group Holdings, Inc.	(5) (7) (15)	L + 4.75%	6.91%	12/22/2027	132	129	126	0.01
AWP Group Holdings, Inc.	(5) (7) (15)	L + 4.75%	6.91%	12/22/2026	62	60	58	0.00
Ground Penetrating Radar Systems, LLC	(5) (6)	S + 4.75%	6.27%	06/26/2026	10,358	10,200	10,082	0.81
Ground Penetrating Radar Systems, LLC	(5) (15)	S + 4.75%	6.27%	06/26/2025	656	634	612	0.05
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	7.38%	11/02/2026	2,722	2,701	2,693	0.22
Vessco Midco Holdings, LLC	(5) (7)	L + 4.50%	7.38%	11/02/2026	1,773	1,760	1,754	0.14
Vessco Midco Holdings, LLC	(5) (15)	P + 3.50%	8.25%	10/18/2026	99	96	95	0.01
						16,463	16,294	1.31
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	6.25%	04/07/2028	390	384	384	0.03
Energy Labs Holdings Corp.	(5) (7) (15)	S + 5.25%	6.25%	04/07/2028	—	(1)	(1)	(0.00)
Energy Labs Holdings Corp.	(5) (7) (15)	S + 5.25%	6.25%	04/07/2028	12	11	11	0.00
						394	394	0.03
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	7.25%	03/10/2027	18,711	18,365	18,597	1.50
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (15)	L + 6.25%	7.25%	03/10/2027	1,960	1,929	1,939	0.16
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (15)	L + 6.25%	7.25%	03/10/2027	—	(26)	(9)	(0.00)
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	8.00%	09/30/2026	13,013	12,901	12,883	1.04
Bullhorn, Inc.	(5) (7) (15)	L + 5.75%	8.00%	09/30/2026	51	39	24	0.00
Bullhorn, Inc.	(5) (7) (15)	L + 5.75%	8.00%	09/30/2026	—	(6)	(6)	(0.00)
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	6.47%	10/01/2027	20,126	19,766	19,766	1.59

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	6.47%	10/01/2027	8,621	$8,462	$8,462	0.68%
Project Boost Purchaser, LLC	(5) (8)	S + 5.50%	6.90%	05/02/2029	5,428	5,375	5,375	0.43
Project Boost Purchaser, LLC	(5) (8) (15)	S + 5.50%	6.90%	05/02/2029	—	(6)	(6)	(0.00)
Project Boost Purchaser, LLC	(5) (8) (15)	S + 5.50%	6.90%	05/02/2027	—	(4)	(4)	(0.00)
						66,795	67,021	5.40
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	16,055	15,920	15,920	1.28
Associations, Inc.	(5) (7) (15)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	14,086	13,895	13,907	1.12
Associations, Inc.	(5) (7) (15)	L + 4.00%; 2.50% PIK	7.50%	07/02/2027	—	(16)	(16)	(0.00)
MRI Software, LLC	(5) (6) (7)	L + 5.50%	7.75%	02/10/2026	59,790	59,319	59,491	4.79
MRI Software, LLC	(5) (7) (15)	L + 5.50%	7.75%	02/10/2026	—	(13)	(11)	(0.00)
Zarya Intermediate, LLC	(5) (6) (7)	L + 6.50%	7.56%	07/01/2027	24,500	24,077	24,182	1.95
Zarya Intermediate, LLC	(5) (7)	L + 6.50%	7.56%	07/01/2027	19,250	18,911	19,000	1.53
Zarya Intermediate, LLC	(5) (7) (15)	L + 6.50%	7.56%	07/01/2027	—	(79)	(61)	(0.00)
						132,014	132,412	10.67
Software
Alert Media, Inc.	(5) (6) (7)	S + 5.00%	6.01%	04/12/2027	14,000	13,827	13,827	1.11
Alert Media, Inc.	(5) (7) (15)	S + 5.00%	6.01%	04/10/2026	—	(20)	(20)	(0.00)
Anaplan, Inc.	(5) (8)	S + 6.50%	8.01%	06/21/2029	24,000	23,521	23,521	1.90
APEX Analytix	(5) (10)	S + 5.75%	7.95%	08/18/2026	4,131	4,048	4,048	0.33
APEX Analytix	(5) (10) (15)	S + 5.75%	7.95%	06/30/2028	—	(9)	(9)	(0.00)
Appfire Technologies, LLC	(5) (7)	S + 5.50%	7.70%	03/09/2027	9,507	9,469	9,365	0.75
Appfire Technologies, LLC	(5) (7) (15)	S + 5.50%	7.70%	03/09/2027	—	(66)	(142)	(0.01)
Appfire Technologies, LLC	(5) (7) (15)	S + 5.50%	7.70%	03/09/2027	10	7	7	0.00
Assembly Intermediate, LLC	(5) (7)	L + 7.00%	9.88%	10/19/2027	20,741	20,365	20,307	1.64
Assembly Intermediate, LLC	(5) (7) (15)	L + 7.00%	9.88%	10/19/2027	1,244	1,187	1,136	0.09
Assembly Intermediate, LLC	(5) (7) (15)	L + 7.00%	9.88%	10/19/2027	415	378	371	0.03
Bottomline Technologies, Inc.	(5)	S + 5.50%	6.74%	05/14/2029	3,200	3,137	3,137	0.25
Bottomline Technologies, Inc.	(5) (15)	S + 5.50%	6.74%	01/27/2028	—	(5)	(5)	(0.00)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.75%	8.19%	06/09/2027	39,998	$39,656	$38,858	3.13%
CLEO Communications Holding, LLC	(5) (7) (15)	L + 6.75%	8.19%	06/09/2027	—	(103)	(356)	(0.03)
Cordeagle US Finco, Inc.	(5) (7) (11)	L + 6.75%	7.99%	07/30/2027	18,200	17,881	18,058	1.46
Cordeagle US Finco, Inc.	(5) (7) (11) (15)	L + 6.75%	7.99%	07/30/2027	—	(47)	(22)	(0.00)
Diligent Corporation	(5) (6) (7)	L + 5.75%	8.63%	08/04/2025	27,650	27,446	27,194	2.19
Diligent Corporation	(5) (6) (7)	L + 5.75%	8.00%	08/04/2025	2,212	2,183	2,146	0.17
Diligent Corporation	(15)	L + 6.25%	8.34%	08/04/2025	2,250	2,218	2,176	0.18
GS AcquisitionCo, Inc.	(5) (7) (15)	L + 5.75%	7.26%	05/22/2026	74,188	73,638	73,262	5.90
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	7.26%	05/22/2026	—	(24)	(75)	(0.01)
GS AcquisitionCo, Inc.	(5) (7) (15)	L + 5.75%	8.63%	05/22/2026	605	583	575	0.05
Gurobi Optimization, LLC	(5) (7) (15)	L + 5.00%	6.67%	12/19/2023	13,158	13,093	13,156	1.06
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	6.67%	12/19/2023	—	(8)	—	0.00
Kaseya, Inc.	(5) (7) (15)	S + 5.75%	8.29%	06/25/2029	14,099	13,888	13,888	1.12
Kaseya, Inc.	(5) (8)	S + 5.75%	8.29%	05/02/2029	—	(6)	(13)	(0.00)
Kaseya, Inc.	(5) (8) (15)	S + 5.75%	8.29%	05/02/2029	—	(13)	(13)	(0.00)
LegitScript	(5)	S + 5.75%	7.26%	06/24/2029	21,667	21,234	21,234	1.71
LegitScript	(5) (15)	S + 5.75%	7.26%	06/24/2029	—	(283)	(283)	(0.02)
LegitScript	(5) (15)	S + 5.75%	7.26%	06/24/2028	—	(83)	(83)	(0.01)
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S + 5.00%	6.50%	06/01/2029	4,116	4,075	4,075	0.33
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (15)	S + 5.00%	6.50%	06/01/2029	—	(11)	(11)	(0.00)
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (15)	S + 5.00%	6.50%	06/01/2029	—	(4)	(4)	(0.00)
Oak Purchaser, Inc.	(5)	L + 5.50%	7.55%	04/28/2028	2,792	2,764	2,764	0.22
Oak Purchaser, Inc.	(5) (15)	L + 5.50%	7.55%	04/30/2029	—	(18)	(18)	(0.00)
Oak Purchaser, Inc.	(5) (15)	L + 5.50%	7.55%	04/30/2029	—	(4)	(4)	(0.00)
Pound Bidco, Inc.	(5) (6) (7) (11)	L + 6.50%	7.50%	01/30/2026	9,012	8,871	9,012	0.73
Pound Bidco, Inc.	(5) (6) (7) (11) (15)	L + 6.50%	7.50%	01/30/2026	—	(17)	—	0.00
Project Leopard Holdings, Inc.	(5) (10) (11)	S + 5.25%	7.45%	06/16/2028	6,280	5,840	5,840	0.47
Revalize, Inc.	(5) (15)	L + 5.75%	8.00%	04/15/2027	19,645	19,517	18,852	1.52
Revalize, Inc.	(5) (15)	L + 5.75%	8.00%	04/15/2027	44	44	42	0.00
Securonix, Inc.	(5) (8)	S + 6.50%	7.25%	04/05/2028	21,010	20,654	20,654	1.66

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(5) (8) (15)	S + 6.50%	7.25%	04/05/2028	—	$(64)	$(64)	(0.01)%
Skykick, Inc.	(5) (7)	L + 7.25%	8.25%	09/01/2027	6,300	6,160	6,245	0.50
Skykick, Inc.	(5) (7) (15)	L + 7.25%	8.25%	09/01/2027	—	(28)	(23)	(0.00)
Trunk Acquisition, Inc.	(5) (7)	L + 6.00%	8.25%	02/19/2027	9,097	9,014	8,745	0.70
Trunk Acquisition, Inc.	(5) (7) (15)	L + 6.00%	8.25%	02/19/2026	—	(8)	(33)	(0.00)
User Zoom Technologies, Inc.	(5) (8)	S + 5.75%	6.50%	04/01/2029	38,689	37,931	37,931	3.06
						401,808	399,248	32.17
Total First Lien Debt						$2,525,593	$2,500,321	201.50%

Second Lien Debt
Air Freight & Logistics
Omni Logistics	(5) (8)	L + 9.00%	11.18%	12/30/2027	4,500	$4,365	$4,365	0.35%
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 5.50%, 2.00% PIK	8.74%	10/28/2028	25,768	25,140	24,639	1.99
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	9.25%	03/02/2029	17,000	16,935	17,000	1.37
Infinite Bidco, LLC	(5) (9) (15)	L + 7.00%	9.25%	03/02/2029	—	—	—	0.00
						16,935	17,000	1.37
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	10.17%	09/21/2026	15,000	14,789	14,067	1.13
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	L + 8.00%	9.00%	12/10/2027	3,960	3,887	3,757	0.30
Heartland Veterinary Partners, LLC	(5) (7) (15)	L + 8.00%	9.00%	12/10/2027	981	963	903	0.07
						4,850	4,660	0.38
Industrial Conglomerates
Aptean, Inc.	(5)	L + 7.00%	8.67%	04/23/2027	5,950	5,950	5,950	0.48
IT Services
Help/Systems Holdings, Inc.	(8)	L + 6.75%	7.56%	11/19/2027	17,500	17,500	16,669	1.34
Idera, Inc.	(5) (8)	L + 6.75%	7.82%	03/02/2029	3,887	3,861	3,887	0.31
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	10.75%	11/20/2026	19,000	18,619	18,477	1.49

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
						$39,980	$39,033	3.15%
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	8.62%	03/03/2029	13,500	13,263	13,203	1.06
Matrix Parent, Inc.	(5)	S + 8.00%	9.55%	03/01/2030	10,667	10,485	10,240	0.83
						23,748	23,443	1.89
Total Second Lien Debt						$135,757	$133,157	10.73%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (12) (13)	16.25% PIK		06/18/2026	1,800	$1,777	$523	0.04%
Total Unsecured Debt						$1,777	$523	0.04%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (14)	10.50%		04/05/2021	5,000	$5,398	$5,597	0.45%
FORTIS Solutions Group, LLC	(5) (14)	12.25%		06/24/2022	1,000,000	975	980	0.08
Help HP SCF Investor, LP	(11) (14)			05/12/2021		12,460	15,603	1.26
Integrity Marketing Acquisition, LLC	(5) (14)	10.50%		12/21/2021	3,250,000	3,279	3,374	0.27
Knockout Intermediate Holdings I, Inc.	(5) (14)	11.75%		06/25/2022	2,790	2,720	2,720	0.22
Revalize, Inc.	(5) (14)	11.00%		12/14/2021	1,500	1,518	1,561	0.13
Skykick, Inc.	(5) (14)			08/31/2021	134,101	1,276	1,363	0.11
Total Preferred Equity						$27,626	$31,198	2.51%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (14)			03/09/2021	29,441	$2,944	$2,708	0.22%
BP Purchaser, LLC	(5) (14)			12/10/2021	1,233,333	1,233	1,233	0.10
CSC Thrive Holdings, LP (Thrive Networks)	(5) (14)			03/01/2021	160,016	412	758	0.06
Encore Holdings, LLC	(5) (14)			11/23/2021	2,391	275	318	0.03
GSM Equity Investors, LP (GSM Outdoors)	(5) (14)			11/16/2020	4,500	450	1,141	0.09
LUV Car Wash	(5) (14)			04/06/2022	97	97	97	0.01
mPulse Mobile, Inc.	(5) (14)			12/17/2021	165,761	1,220	1,220	0.10
PCX Holding Corp.	(5) (14)			04/22/2021	6,538	654	1,089	0.09
Pet Holdings, Inc. (Brightpet)	(5) (14)			10/06/2020	12,313	1,231	1,034	0.08
Pritchard Industries, Inc.	(5) (14)			10/13/2021	1,700,000	1,700	1,813	0.15
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (14)			12/20/2021	1,000,000	1,000	1,165	0.09
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (14)			03/05/2021	1,000,000	1,000	766	0.06
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (14)			06/29/2021	8,500	850	1,077	0.09
Suveto Buyer, LLC	(5) (11) (14)			11/19/2021	17,000	1,700	2,361	0.19
Total Common Equity						$14,766	$16,780	1.35%
Total Other Securities						$44,169	$48,501	3.91%
Total Portfolio Investments						$2,705,519	$2,681,979	216.13%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), Secured Overnight Financing Rate (“SOFR” and “S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2022. As of June 30, 2022, the reference rates for our LIBOR-based loans were the 30-day L at 1.79%, the 90-day L at 2.29%, the 180-day L at 2.94%; the reference rates for our SOFR-based loans were the 30-day S at 1.09%, the 90-day S at 0.70%, the 180-day S at 0.39%; and the reference rate for our Prime rate-based loans were at 4.75%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility. See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)	Position or portion thereof unsettled as of June 30, 2022.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 5.9% of total assets as calculated in accordance with regulatory requirements.

(12)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(13)	Investment was on non-accrual status as of June 30, 2022.
(14)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2022, the aggregate fair value of these securities is $47,978 or 3.9% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(15)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$2,550	$(32)
48Forty Solutions, LLC	1.00%	Delayed Draw Term Loan	02/11/2024	610	(6)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	2,715	(52)
Abacus Data Holdings, Inc. (AbacusNext)	1.00%	Delayed Draw Term Loan	09/08/2022	1,540	(9)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	1,400	(9)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	245	(9)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	1,750	(20)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	146	(3)
Answer Target Holdco, LLC	0.50%	Revolver	12/30/2026	833	(30)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
APEX Analytix	—%	Revolver	06/30/2028	457	(9)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	8,634	(128)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,878	(14)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	157	(2)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(9)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	2,606	(58)
Assembly Intermediate, LLC	0.50%	Delayed Draw Term Loan	10/19/2023	3,941	(82)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	1,659	(35)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	7,240	(61)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(16)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	(3)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	96	(2)
Bearcat Buyer, Inc.	1.00%	Delayed Draw Term Loan	11/23/2022	513	(9)
Bottomline Technologies, Inc.	0.50%	Revolver	01/27/2028	267	(5)
Bullhorn, Inc.	0.50%	Delayed Draw Term Loan	02/11/2024	2,685	(27)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	593	(6)
CC SAG Holdings Corp. (Spectrum Automotive)	1.00%	Delayed Draw Term Loan	06/29/2023	3,278	(160)
CC SAG Holdings Corp. (Spectrum Automotive)	0.50%	Revolver	06/29/2027	881	(43)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(356)
Cordeagle US Finco, Inc.	0.50%	Revolver	07/30/2027	2,800	(22)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/12/2023	829	(8)
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/05/2022	1,776	(29)
Diligent Corporation	0.50%	Revolver	08/04/2025	2,250	(37)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	3,166	(49)
Electrical Source Holdings, LLC	0.50%	Revolver	11/25/2025	918	(10)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	2,484	(55)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(12)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	—
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	51	(1)
FLS Holding, Inc.	1.00%	Delayed Draw Term Loan	06/17/2023	4,506	(91)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(36)
FMG Suite Holdings, LLC	0.50%	Delayed Draw Term Loan	10/28/2022	5,250	(115)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	(57)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	2,564	(43)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	(15)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,519	(44)
Foundation Risk Partners, Corp.	0.50%	Revolver	10/29/2027	4,571	(67)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	3,710	(65)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	1,375	(24)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	171	(2)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	29	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(154)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	4,238	(156)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(58)
Ground Penetrating Radar Systems,	0.50%	Revolver	06/26/2025	984	(26)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	5,988	(75)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	1,815	(23)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,332	(7)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	1,305	(53)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	3,097	(57)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(7)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(11)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	856	(13)
Kaseya, Inc.	0.50%	Revolver	05/02/2029	856	(13)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	1,925	(28)
Komline-Sanderson Group, Inc.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(83)
Komline-Sanderson Group, Inc.	0.50%	Revolver	03/17/2026	4,113	(40)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	3,900	(78)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	10/19/2023	238	(5)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	4,777	(95)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	106	(2)
LegitScript	—%	Delayed Draw Term Loan	06/24/2024	14,167	(283)
LegitScript	0.50%	Revolver	06/24/2028	4,167	(83)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	4,050	(99)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,439	(93)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	336	(8)
Majesco	0.50%	Revolver	09/21/2026	1,575	(22)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	(8)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,500	(42)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	1,996	(61)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	504	(15)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(11)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	23,439	(541)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	2,704	(62)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	2,954	(11)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/01/2029	431	(4)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,861	(18)
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	372	(4)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,319	(50)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	44	(2)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	732	(15)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	08/23/2022	385	(4)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	173	(2)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,065	(21)
Patriot Growth Insurance Services, LLC	—%	Delayed Draw Term Loan	10/14/2023	8,970	(309)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(154)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/07/2024	9,253	(231)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,604	(40)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	2,286	(34)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(12)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	—
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	4,047	(192)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	12/20/2023	794	(27)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	238	(8)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,123	(5)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2027	449	(4)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	2,997	(110)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	1,226	(13)
QW Holding Corporation	0.50%	Revolver	08/31/2024	2,250	(31)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	2,609	(26)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	693	(27)
Revalize, Inc.	0.50%	Revolver	04/15/2027	27	(1)
RSC Acquisition, Inc.	0.50%	Delayed Draw Term Loan	11/12/2023	4,498	(44)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(64)
Sherlock Buyer Corp.	0.50%	Delayed Draw Term Loan	12/08/2023	3,215	(69)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(28)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	2,625	(23)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,072	(28)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(7)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/01/2022	21,225	(824)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,250	(52)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	625	(26)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	11,329	(391)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(83)
Suveto Buyer, LLC	1.00%	Delayed Draw Term Loan	09/09/2023	5,082	(127)
Suveto Buyer, LLC	0.50%	Revolver	09/09/2027	940	(23)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	1,073	(12)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	934	(14)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,357	(516)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,657	(91)
Tamarack Intermediate, LLC	1.00%	Revolver	03/13/2028	900	(42)
Tank Holding Corp.	0.50%	Revolver	03/31/2028	467	(9)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	12/30/2023	1,101	(2)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,717	(3)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	2,467	(113)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(33)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	2,134	(51)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(51)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	1,252	(39)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(95)
Upstack Holdco, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,050	(7)
Upstack Holdco, Inc.	0.50%	Revolver	08/20/2027	875	(6)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	571	(11)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,911	(11)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2024	2,598	(130)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	348	(4)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	12/28/2022	3,979	(165)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,240	(51)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	761	(15)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	4,666	(61)
Total First Lien Debt Unfunded Commitments				386,788	(8,965)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	559	(29)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	8,500	—
Total Second Lien Debt Unfunded Commitments				9,059	(29)
Total Unfunded Commitments				$395,847	$(8,994)

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
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2021. As of December 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.21%, the 180-day L at 0.34%, and the P at 3.25%.

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
June 30, 2022
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
The Company was formed as a Delaware limited liability company on May 30, 2019 and, effective November 25, 2019, converted to a Delaware corporation. The Company commenced investing operations in January 2020. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of the respective subsidiary’s formation.

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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from foreign currency translation on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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
The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser (the “Investment Advisory Agreement”) as described in Note 3 below. The fees are recorded on the Consolidated Statements of Operations.
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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes, at least annually, to its stockholders as dividends.
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
For the three and six months ended June 30, 2022, the Company did not incur any U.S. federal excise tax. For the three and six months ended June 30, 2021, the Company accrued $— and $5 of U.S. federal excise tax, respectively.
New Accounting Standards
In March 2020, FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract and would therefore not trigger certain accounting impacts that would otherwise be required. The optional relief can be applied beginning January 1, 2020 and ending December 31, 2022. The Company adopted the accounting relief on January 1, 2022 and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On November 25, 2019, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of the Independent Directors. The renewal of the Investment Advisory Agreement was most recently approved in August 2022.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee will ultimately be borne by the stockholders.
Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to a listing of the Common Stock on a national securities exchange, the Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any Base Management Fees so waived are not subject to recoupment by the Adviser. The Base Management Fee is payable quarterly in arrears, and no management fee is charged on committed but undrawn Capital Commitments.
For the three and six months ended June 30, 2022, Base Management Fees were $1,634 and $3,179 net of waiver, respectively. For the three and six months ended June 30, 2021, Base Management Fees were $701 and $1,193 net of waiver, respectively. As of June 30, 2022 and December 31, 2021, $1,634 and $1,306 were payable to the Investment Adviser relating to Base Management Fees.
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
•100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.8182%) is referred to as the “catch-up”. This “catch-up” portion is meant to provide the Adviser with approximately 17.5% of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and
•17.5% of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.8182% (7.2728% annualized)
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company's election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
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
For the three and six months ended June 30, 2022, $5,879 and $11,345 respectively, of income based incentive fees were accrued to the Investment Adviser. For the three and six months ended June 30, 2021, $3,540 and $5,846 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the three and six months ended June 30, 2022, $1,694 and $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the respective period. For the three and six months ended June 30, 2021, $680 and $1,492 of capital gains incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2022, $5,879 and $0 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively. As of December 31, 2021, $5,886 and $2,773 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.

Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2022.
For the three and six months ended June 30, 2022, the Company incurred $54 and $70, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred $54 and $104, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021 were $108 and $266, respectively.
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
For the three and six months ended June 30, 2022, the Company did not incur any organization costs. The Investment Adviser recaptured $0 and $39 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) as a result of additional closings of investor commitments. For the three and six months ended June 30, 2021, the Company incurred $3 and $42 towards organization cost and amortization of offering cost, and the Investment Adviser recaptured $86 and $97 of previously waived amounts from the Company.
As of June 30, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
License Agreement
The Company entered into a license agreement with Morgan Stanley (the “License Agreement”) under which Morgan Stanley has granted the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company has a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Morgan Stanley” name.
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates will assist in the placement of Common Stock in the Company’s private offerings. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments are made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent receives any payments it remits the payment to the Placement Agent.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company in 2019. As of June 30, 2022 and December 31, 2021, MS Credit Partners Holdings’ total uncalled capital commitment represented approximately 12% and 13% of aggregate uncalled capital commitments received, respectively.
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $213 for the six months ended June 30, 2022 under the purchase agreement entered into by the Company in connection with such private placement.

(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,525,593	$2,500,321	93.2%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	135,757	133,157	5.0	120,124	121,550	5.1
Other Securities	44,169	48,501	1.8	39,979	41,724	1.7
Total	$2,705,519	$2,681,979	100.0%	$2,373,435	$2,387,374	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2022	December 31, 2021
Aerospace and Defense	1.6%	1.7%
Air Freight and Logistics	0.6	0.5
Auto Components	3.1	3.3
Automobiles	5.2	7.4
Biotechnology	0.5	0.6
Chemicals	0.7	—
Commercial Services & Supplies	12.6	13.0
Construction and Engineering	1.4	1.5
Containers & Packaging	1.6	1.6
Distributors	2.9	1.2
Diversified Consumer Services	2.0	1.5
Diversified Financial Services	0.4	0.1
Electronic Equipment, Instruments & Components	0.6	0.7
Energy Equipment & Services	0.5	0.6
Food Products	2.7	3.1
Health Care Equipment & Supplies	0.3	0.4
Health Care Providers & Services	3.6	2.9
Health Care Technology	0.8	0.9
Industrial Conglomerates	1.6	1.8
Insurance Services	16.2	17.1
Interactive Media & Services	3.5	3.8
IT Services	10.3	10.8
Leisure Products	1.0	2.4
Machinery	1.9	2.0
Multi-Utilities	0.6	0.4
Oil, Gas & Consumables Fuels	— (1)	—
Professional Services	2.6	4.0
Real Estate Management & Development	4.9	5.2
Software	16.2	11.5
Total	100.0%	100.0%
(1) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value were as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$8,280	$8,280	0.3%	$—	$—	—%
Canada	94,224	91,228	3.4	81,935	81,386	3.4
United Kingdom	17,834	18,036	0.7	17,804	18,200	0.8
United States	2,585,181	2,564,435	95.6	2,273,696	2,287,788	95.8
Total	$2,705,519	$2,681,979	100.0%	$2,373,435	$2,387,374	100.0%
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
3)the Board of Directors engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Investment Adviser and, where applicable, the third-party valuation firm.
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
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present the fair value hierarchy of investments:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,353	$2,492,968	$2,500,321
Second Lien Debt	—	16,669	116,488	133,157
Other Securities	—	—	32,898	32,898
Subtotal	$—	$24,022	$2,642,354	$2,666,376
Investment measured at net asset value(1)				15,603
Total				$2,681,979

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,064	$2,207,036	$2,224,100
Second Lien Debt	—	—	121,550	121,550
Other Securities	—	—	27,973	27,973
Subtotal	$—	$17,064	$2,356,559	$2,373,623
Investment measured at net asset value(1)				13,751
Total				$2,387,374
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s member’s interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,352,558	$113,929	$28,476	$2,494,963
Purchases of investments	384,074	4,753	3,792	392,619
Proceeds from principal repayments and sales of investments	(216,608)	—	—	(216,608)
Accretion of discount/amortization of premium	3,236	83	—	3,319
Payment-in-kind	295	125	381	801
Net change in unrealized appreciation (depreciation)	(31,071)	(2,383)	249	(33,205)
Net realized gains (losses)	484	(19)	—	465
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$2,492,968	$116,488	$32,898	$2,642,354

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(29,896)	$(2,383)	$249	$(32,030)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,207,036	$121,550	$27,973	$2,356,559
Purchases of investments	551,300	15,233	3,792	570,325
Proceeds from principal repayments and sales of investments	(236,922)	—	—	(236,922)
Accretion of discount/amortization of premium	5,134	160	—	5,294
Payment-in-kind	515	259	397	1,171
Net change in unrealized appreciation (depreciation)	(34,609)	(3,195)	736	(37,068)
Net realized gains (losses)	514	(19)	—	495
Transfers into/(out) of Level 3	—	(17,500)	—	(17,500)
Fair value, end of period	$2,492,968	$116,488	$32,898	$2,642,354

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(34,226)	$(3,175)	$736	$(36,665)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$822,006	$93,071	$9,147	$924,224
Purchases of investments	451,530	36,880	6,379	494,789
Proceeds from principal repayments and sales of investments	(103,179)	(5,000)	—	(108,179)
Accretion of discount/amortization of premium	2,671	148	—	2,819
Payment-in-kind	—	125	188	313
Net change in unrealized appreciation (depreciation)	2,674	963	608	4,245
Net realized gains (losses)	(6)	—	—	(6)
Transfers into/(out) of Level 3	—	3,864	—	3,864
Fair value, end of period	$1,175,696	$130,051	$16,322	$1,322,069

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$4,423	$1,056	$608	$6,087
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$558,318	$53,155	$2,959	$614,432
Purchases of investments	740,584	89,398	12,235	842,217
Proceeds from principal repayments and sales of investments	(135,658)	(15,000)	—	(150,658)
Accretion of discount/amortization of premium	3,494	581	—	4,075
Payment-in-kind	—	253	250	503
Net change in unrealized appreciation (depreciation)	6,115	1,664	878	8,657
Net realized gains (losses)	(6)	—	—	(6)
Transfers into/(out) of Level 3	2,849	—	—	2,849
Fair value, end of period	$1,175,696	$130,051	$16,322	$1,322,069

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2021	$7,341	$1,664	$878	$9,883
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,492,968	Yield Analysis	Discount Rate	7.70%	18.16%	9.74%
Investments in second lien debt	116,488	Yield Analysis	Discount Rate	10.00%	14.22%	11.96%
Investments in other securities:
Unsecured debt	523	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	14,232	Income Approach	Discount Rate	11.68%	14.80%	12.44%
	1,363	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,560	Market Approach	EBITDA Multiple	8.10x	19.62x	13.51x
	1,220	Market Approach	Revenue Multiple	10.40x	10.40x	10.40x
Total investments in other securities	32,898
Total Investments	$2,642,354

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,207,036	Yield Analysis	Discount Rate	5.55%	12.44%	7.52%
Investments in second lien debt	121,550	Yield Analysis	Discount Rate	7.12%	10.79%	8.51%
Investments in other securities:
Unsecured debt	1,350	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	9,950	Yield Analysis	Discount Rate	11.70%	12.10%	11.92%
	1,298	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,375	Market Approach	EBITDA Multiple	8.10x	19.97x	13.11x
Total investments in other securities	27,973
Total Investments	$2,356,559
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities and 2027 Notes (as defined below in Note 6), are presented at carrying costs on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of June 30, 2022, the fair value of the Company’s 2027 Notes was $383,095. The fair value of the Company’s credit facilities are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$275,350	$275,350	$310,350	$310,350
BNP Funding Facility	405,500	405,500	463,500	463,500
Truist Credit Facility	377,000	377,000	476,000	476,000
2027 Notes(1)	418,894	383,095	—	—
Total	$1,476,744	$1,440,945	$1,249,850	$1,249,850

(1) The carrying value of the Company’s 2027 Notes is presented net of unamortized debt issuance costs of $5,117 and unamortized original issuance discount of $989.
(6)Debt
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $280,000 effective May 12, 2022. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$1,779	$1,512	$3,179	$3,152
Facility unused commitment fees	2	32	13	49
Amortization of deferred financing costs	288	342	798	675
Total	$2,069	$1,886	$3,990	$3,876
Weighted average interest rate (excluding unused fees and financing costs)	2.40%	1.78%	2.10%	1.79%
Weighted average outstanding balance	$292,658	$335,839	$301,455	$350,795
For the three months ended June 30, 2022 and June 30, 2021, the Company borrowed $— and $124,000, and repaid $35,000 and $153,000, respectively, under the CIBC Subscription Facility. For the six months ended June 30, 2022 and June 30, 2021, the Company borrowed $— and $215,000, and repaid $35,000 and $200,000, respectively, under the CIBC Subscription Facility. As of June 30, 2022 and December 31, 2021, the Company had $275,350 and $310,350 outstanding under the CIBC Subscription Facility, respectively. As of June 30, 2022 and December 31, 2021, the Company had $4,650 and $89,650, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2022, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Borrowing interest expense	$3,318	$2,021	$6,148	$2,571
Facility unused commitment fees	66	25	81	35
Amortization of deferred financing costs	286	286	566	494
Total	$3,670	$2,332	$6,795	$3,100
Weighted average interest rate (excluding unused fees and financing costs)	3.14%	2.48%	2.82%	2.52%
Weighted average outstanding balance	$417,324	$322,637	$433,323	$202,983
For the three months ended June 30, 2022 and June 30, 2021, the Company borrowed $13,000 and $174,500, and repaid $43,000 and $18,000 under the BNP Funding Facility, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company borrowed $13,000 and $389,000, and repaid $71,000 and $18,000 under the BNP Funding Facility, respectively. As of June 30, 2022 and December 31, 2021, the Company had $405,500 and $463,500 outstanding under the BNP Funding Facility, respectively. As of June 30, 2022 and December 31, 2021, the Company had $194,500 and $136,500, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank, as amended on December 3, 2021 and May 20, 2022 (the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $975,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,000,000. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus either (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus either (A) 1.75% per annum, or (B) 1.875% per annum, based on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Truist Credit Facility has a maturity date of July 16, 2026.
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Borrowing interest expense	$1,948	$3,467
Facility unused commitment fees	666	1,305
Amortization of deferred financing costs	318	638
Total	$2,932	$5,410
Weighted average interest rate (excluding unused fees and financing costs)	2.72%	2.37%
Weighted average outstanding balance	$283,423	$290,254
For the three months ended June 30, 2022, the Company borrowed $321,500 and repaid $136,000 under the Truist Credit Facility. For the six months ended June 30, 2022, the Company borrowed $452,000 and repaid $551,000 under the Truist Credit Facility. As of June 30, 2022 and December 31, 2021, the Company had $377,000 and $476,000 outstanding under the Truist Credit Facility, respectively. As of June 30, 2022 and December 31, 2021, the Company had $596,875 and $499,000, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
Unsecured Notes
2027 Notes
On February 11, 2022, the Company issued $425,000 in aggregate principal amount of 4.50% notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 2027 Notes. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities. The 2027 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
The summary information of 2027 Notes was as follows:

	For the Three Months Ended March 31, 2022	For the Six Months Ended June 30, 2022
Borrowing interest expense	$4,781	$7,438
Accretion of original issuance discount	54	82
Amortization of debt issuance costs	276	425
Total	$5,111	$7,945
Stated interest rate	4.50%	4.50%

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$280,000	$275,350	$4,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	405,500	194,500	600,000	463,500	136,500
Truist Credit Facility(1)	975,000	377,000	596,875	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
Total	$2,280,000	$1,482,850	$796,025	$1,975,000	$1,249,850	$725,150
(1) As of June 30, 2022, a letter of credit of $1,125 was issued and outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended June 30, 2022 and June 30, 2021 was 3.30% and 2.12%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended June 30, 2022 and June 30, 2021 was $1,418,405 and $658,476, respectively.
The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2022 and June 30, 2021 was 2.77% and 2.08%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six months ended June 30, 2022 and June 30, 2021 was $1,450,032 and $553,819, respectively.
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the credit facilities and the 2027 Notes.
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
As of June 30, 2022, the Company had $395,847 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $509,403 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of June 30, 2022 and December 31, 2021, the Company had $1,625,731 and $1,585,531, respectively, in total capital commitments from stockholders, of which $391,029 and $425,694, respectively, were unfunded.
(8)Net Assets
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2022	December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$15,782	$4,702
Net investment income/(loss) after taxes	55,924	72,929
Accumulated realized gain (loss)	538	1,895
Net unrealized appreciation (depreciation)	(37,479)	8,431
Dividends declared	(56,056)	(72,315)
Tax reclassification of stockholders’ equity	—	140
Net distributable earnings (accumulated losses), end of period	$(21,291)	$15,782
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
Total	3,548,132	$74.9
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
Total	13,261,964	$275.0
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
Total Distributions			$0.95	$56,056

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	13,974
Total Distributions			$0.94	$22,544
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
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the six months ended June 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
Total	$14,504	691,103
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the six months ended June 30, 2021 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
Total	$4,738	231,675
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator - net increase/(decrease) in net assets resulting from operations	$(3,263)	$19,898	$18,983	$34,599
Denominator - weighted average shares outstanding	59,227,774	25,409,035	58,170,368	21,205,672
Basic and diluted earnings per share	$(0.06)	$0.78	$0.33	$1.63
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data:(1)
Net asset value, beginning of period	$20.91	$20.08
Net investment income (loss)	0.96	1.23
Net unrealized and realized gain (loss)(2)	(0.61)	0.40
Net increase (decrease) in net assets resulting from operations	0.35	1.63
Dividends declared	(0.95)	(0.94)
Issuance of common stock	0.01	0.04
Total increase (decrease) in net assets	(0.59)	0.73
Net asset value, end of period	$20.32	$20.81
Shares outstanding, end of period	61,077,262	28,518,064
Total return based on net asset value(3)	1.69%	8.37%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,240,884	$593,383
Weighted average shares outstanding	58,170,368	21,205,672
Ratio of net expenses to average net assets(4)	5.58%	6.05%
Ratio of expenses before waivers to average net assets(4)	7.14%	7.58%
Ratio of net investment income to average net assets(4)	9.95%	12.97%
Asset coverage ratio	183.62%	182.43%
Portfolio turnover rate	9.71%	17.69%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2022 and June 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On July 18 2022, the Company delivered a capital drawdown notice to its stockholders relating to the sale of approximately 3,911,980 shares of the Company’s Common Stock for an aggregate offering price of $80 million. The sale closed on July 28, 2022.
Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), on July 20, 2022, the Company closed an exchange offer in which holders of the 2027 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 85.87% of the outstanding principal of the then restricted 2027 Notes obtained registered, unrestricted 2027 Notes.
The Company, as borrower, provided written notice (the “Commitment Reduction Notice”) of its intent to reduce the amount of the revolving commitment to $235,000 from $280,000 in accordance with and as permitted under the CIBC Subscription Facility. The other terms of the CIBC Subscription Facility were not changed. Such reduction in the revolving commitment under the CIBC Subscription Facility pursuant to the Commitment Reduction Notice was effective as of July 28, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any business development companies (“BDCs”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
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
•our ability to maintain our qualification as a BDC, and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
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
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $150 million, which we believe is a useful proxy for cash flow although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and the Secured Overnight Financing Rate (“SOFR” or “S”) and prospectively, alternative reference rates).
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts (as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession and the impact of new variants of the Coronavirus that have emerged in the United States and globally, has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve, high oil prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described above, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
•base management fee and any incentive fees payable under the Investment Advisory Agreement;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2022, we had investments in 129 portfolio companies across 29 industries. Based on fair value as of June 30, 2022, more than 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. As of June 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 8.2%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022.
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
As of June 30, 2022, 70% of our investments, calculated as a percentage of gross debt commitments (funded and unfunded), were loans in support of LBOs and acquisitions of portfolio companies by private equity sponsors. In addition, our debt portfolio displayed the following characteristics, with exception of weighted average yield, as of the closing date of each of our investments1:
•Weighted average yield on debt investments of 8.2%2;
•Weighted average last 12-month EBITDA of approximately $108.1 million of our portfolio companies;
•Weighted average of 6.0x net leverage through tranche of our portfolio companies3;
•Weighted average of 44% loan to value of our portfolio companies4;
•Approximately 82% of debt investments with one or more financial covenants; and
•Approximately 6% of our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility.

Our portfolio as of June 30, 2022 and December 31, 2021 is presented below:

	As of
	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,525,593	$2,500,321	93.2%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	135,757	133,157	5.0	120,124	121,550	5.1
Other Securities	44,169	48,501	1.8	39,979	41,724	1.7
Total	$2,705,519	$2,681,979	100.0%	$2,373,435	$2,387,374	100.0%
1 Calculated as a percentage of gross commitments (funds and unfunded). weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2022.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
4 Calculated using enterprise value from the private equity sponsor or market comparables divided by total outstanding debt through the tranche that the Company is a lender.

Our investment activities for the three months ended June 30, 2022 and June 30, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2022	June 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$399,740	$608,490
Less: Syndications	(69,477)	(15,885)
Net New Investments Committed/Purchased	$330,263	$592,605
Investments, at Cost
Investments, beginning of period	$2,524,939	$937,829
New investments purchased	392,619	524,400
Net accretion of discount on investments	3,324	3,080
Payment-in-kind	801	313
Net realized gain (loss) on investments	465	(6)
Investments sold or repaid	(216,629)	(127,979)
Investments, end of period	$2,705,519	$1,337,637
Amount of investments funded, at principal
First lien debt investments	$391,615	$476,774
Second lien debt investments	4,896	37,200
Other securities(2)	3,792	18,839
Total	$400,303	$532,813
Amount of investments sold/fully repaid, at principal
First lien debt investments	$200,866	$120,355
Second lien debt investments	—	5,000
Total	$200,866	$125,355
Weighted average yield on debt and income producing investments, at cost(3)	8.2%	7.5%
Weighted average yield on debt and income producing investments, at fair value(3)	8.3%	7.4%
Number of portfolio companies	129	62
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value(4)	0.0%	0.1%
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$44,355	1.9%	1
Risk rating 2	2,652,843	98.9	127	2,343,019	98.1	97
Risk rating 3	29,136	1.1	2	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,681,979	100.0%	129	$2,387,374	100.0%	98
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total investment income	$49,994	$26,414	$94,298	$43,759
Less: Net expenses	20,585	10,402	38,374	17,683
Net investment income	29,409	16,012	55,924	26,076
Less: Excise tax expense	—	—	—	5
Net investment income (loss) after taxes	29,409	16,012	55,924	26,071
Net change in unrealized appreciation (depreciation)	(33,137)	3,892	(37,479)	8,534
Net realized gain (loss)	465	(6)	538	(6)
Net increase (decrease) in net assets resulting from operations	$(3,263)	$19,898	$18,983	$34,599
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income	$48,463	$22,784	$91,178	$37,740
Payment-in-kind interest income	277	190	549	378
Dividend income	232	122	541	122
Other income	1,022	3,318	2,030	5,519
Total investment income	$49,994	$26,414	$94,298	$43,759
The increase in total investment income from $26.4 million for the three months ended June 30, 2021 to $50.0 million for the three months ended June 30, 2022 was primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $1,351.7 million as of June 30, 2021 to $2,682.0 million as of June 30, 2022. As of such dates, all our senior secured debt investments were income-producing. The fair value of an unsecured debt investment on non-accrual status as of June 30, 2022 was $0.5 million.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2022 and June 30, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three months ended June 30, 2022 and June 30, 2021, respectively:

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expenses:
Interest and other financing expenses	$13,781	$4,218	$24,130	$6,976
Management fees	6,536	2,804	12,718	4,771
Income based incentive fee	5,879	3,540	11,345	5,846
Capital gains incentive fee	(1,694)	680	(2,441)	1,492
Professional fees	776	549	1,400	1,041
Organization and offering costs	—	3	—	42
Directors’ fees	88	83	175	165
Administrative service fees	54	54	70	104
General and other expenses	67	488	477	727
Total expenses	25,487	12,419	47,874	21,164
Expense support	—	86	39	97
Management fees waiver	(4,902)	(2,103)	(9,539)	(3,578)
Net expenses	$20,585	$10,402	$38,374	$17,683
Excise tax expense	$—	$—	$—	$5
For the three months ended June 30, 2022, net expenses were primarily comprised of interest expense and other financing expenses of $13,781, gross base management fees of $6,536, income based incentive fees of $5,879, capital gains incentive fees reversal of $1,694, administrative service expenses of $54, professional fees of $776, fees to independent directors of $88 and other expenses of $67; offset by management fee waiver of $4,902.
For the three months ended June 30, 2021, net expenses were primarily comprised of interest expense and other financing expenses of $4,218, gross base management fees of $2,804, income based incentive fees of $3,540, capital gains incentive fees of $680, administrative service expenses of $54, professional fees of $549, fees to independent directors of $83, organization and offering costs of $3 and other expenses of $488; offset by management fee waiver and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $2,103 and $86, respectively.
Interest and other financing expenses increased from $4,218 to $13,781 for the three months ended June 30, 2021 to June 30, 2022. The increase was primarily driven by approximately $1,418.4 million of average borrowings at an average effective interest rate of 3.30% for the three months ended June 30, 2022, as compared to approximately 658.5 million of average borrowings at an average effective interest rate of 2.12% for the three months ended June 30, 2021.
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
For the three and six months ended June 30, 2022, expense support includes recoupment of previously waived excess organization and offering costs of $— and $39, respectively. For the three and six months ended June 30, 2021, expense support includes recoupment of previously waived excess organization and offering costs of $86 and $97, respectively. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3.”
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

federal income taxes. For the three and six months ended June 30, 2022, we have accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2021, we have accrued $0 and $5 of U.S. federal excise tax, respectively.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	$465	$(6)	$538	$(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(33,137)	3,892	(37,479)	8,534
Net realized and unrealized gains (losses)	$(32,672)	$3,886	$(36,941)	$8,528
For the three and six months ended June 30, 2022, net realized gain on our investments was $0.5 million and $0.5 million, respectively, primarily driven by the sale of debt and equity investments in our portfolio. For the three and six months ended June 30, 2021, net realized loss on our investments was $0.0 million and $0.0 million, respectively, primarily driven by the sale of debt and equity investments in our investment portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2022, net change in unrealized loss on our investments of $33.1 million and $37.5 million was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the three and six months ended June 30, 2021, net change in unrealized gain on our investments of $3.9 million and $8.5 million was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
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
As of June 30, 2022, we had approximately $80.8 million of cash, which taken together with our approximately $4.7 million, $194.5 million and $596.9 million of availability under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined below), respectively, and our approximately $391.0 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Equity
As of June 30, 2022, we had received aggregate capital commitments of approximately $1,625.7 million.
For the six months ended June 30, 2022, we received proceeds from one capital call and issued shares to our stockholders. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
Total	3,548,132	$74.9
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
Total	13,261,964	$275.0
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the six months ended June 30, 2022 and June 30, 2021, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	9.3%	28,601
Total Distributions			$0.95		$56,056

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	10.7%	13,974
Total Distributions			$0.94		$22,544

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
The following tables summarize DRIP shares issued and amounts for the six months ended June 30, 2022 and June 30, 2021:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
Total	$14,504	691,103

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
Total	$4,738	231,675
Debt
Our outstanding debt obligations were as follows:

	June 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$280,000	$275,350	$4,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	405,500	194,500	600,000	463,500	136,500
Truist Credit Facility(1)	975,000	377,000	596,875	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
Total	$2,280,000	$1,482,850	$796,025	$1,975,000	$1,249,850	$725,150

(1) As of June 30, 2022, a letter of credit of $1.1 million was issued and outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount.
CIBC Subscription Facility
On December 31, 2019, we entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $280.0 million effective May 12, 2022. The CIBC Subscription Facility allows us to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The CIBC Subscription Facility bears interest at a rate at our election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain of our stockholders of the Company. The CIBC Subscription Facility has a maturity date of December 31, 2022.
For the three months ended June 30, 2022 and June 30, 2021, we borrowed $— and $124.0 million, and repaid $35.0 and $153.0 million, respectively, under the CIBC Subscription Facility. For the six months ended June 30, 2022 and June 30, 2021, we borrowed $— and $215.0 million, and repaid $35.0 and $200.0 million, respectively, under the CIBC Subscription Facility. As of June 30, 2022 and December 31, 2021, we had $275.4 and $310.4 million outstanding under the CIBC Subscription Facility, respectively. As of June 30, 2022 and December 31, 2021, we had $4.7 and $89.7 million, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF Financing SPV LLC, our wholly-owned subsidiary (“DLF LLC”) entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2022, the borrowing capacity under the BNP Funding Facility was $600.0 million. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.
For the three months ended June 30, 2022 and June 30, 2021, we borrowed $13.0 and $174.5 million, and repaid $43.0 and $18.0 million under the BNP Funding Facility, respectively. For the six months ended June 30, 2022 and June 30, 2021, we borrowed $13.0 and $389.0 million, and repaid $71.0 and $18.0 million under the BNP Funding Facility, respectively. As of June 30, 2022 and December 31, 2021, we had $405.5 and $463.5 million outstanding under the BNP Funding Facility, respectively. As of June 30, 2022 and December 31, 2021, we had $194.5 and $136.5 million, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, we entered into a Senior Secured Revolving Credit Agreement with Truist Bank, as amended on December 3, 2021 and May 20, 2022 (the “Truist Credit Facility”). Truist Bank serves as Administrative Agent and Truist Securities, Inc. serves as Joint Lead Arranger and Sole Book Runner. The maximum principal amount of the Truist Credit Facility is $975.0 million, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that allows us, under certain circumstances, to increase the borrowing capacity up to $1,000.0 million. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility has a maturity date of July 16, 2026. The Truist Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of certain of our domestic subsidiaries, subject to certain exceptions.
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
For the three months ended June 30, 2022, we borrowed $321.5 and repaid $136.0 million under the Truist Credit Facility. For the six months ended June 30, 2022, we borrowed $452.0 and repaid $551.0 million under the Truist Credit Facility. As of June 30, 2022 and December 31, 2021, we had $377.0 and $476.0 million outstanding under the Truist Credit Facility, respectively. As of June 30, 2022 and December 31, 2021, we had $596.9 and $499.0 million, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
Unsecured Notes
2027 Notes
On February 11, 2022, we issued $425.0 million in aggregate principal amount of 4.500% notes due 2027 (the “2027 Notes”). The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture governing the 2027 Notes. The 2027 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities. The 2027 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act.
As of June 30, 2022, we were in compliance with all covenants and other requirements of each of the credit facilities and the 2027 Notes.
RECENT DEVELOPMENTS
Subsequent to June 30, 2022 through August 9, 2022, we have closed or the Investment Committee has committed/approved approximately $63.9 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $62.9 million were first lien senior secured loans and $1.0 million were equity investments. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of the Coronavirus pandemic. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow, and the continued impact of the Coronavirus.
On July 15 2022, we delivered a capital drawdown notice to stockholders relating to the sale of approximately 3,911,980 shares of our Common Stock for an aggregate offering price of $80.0 million. The sale closed on July 29, 2022.
Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), on July 20, 2022, we closed an exchange offer in which holders of the 2027 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 85.87% of the outstanding principal of the then restricted 2027 Notes obtained registered, unrestricted 2027 Notes.
We, as borrower, provided a Commitment Reduction Notice of our intent to reduce the amount of the revolving commitment to $235.0 million from $280.0 million in accordance with and as permitted under the CIBC Subscription Facility. The other terms of the CIBC Subscription Facility were not changed. Such reduction in the revolving commitment under the CIBC Subscription Facility pursuant to the Commitment Reduction Notice was effective as of July 28, 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part II, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Waiver Agreement;
•the Placement Agent Agreement; and
•the License Agreement.

See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Coronavirus Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by our Board of Directors, based on, among other things, the input of the Investment Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2022, 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$68,863	$(31,436)	$37,427
Up 200 basis points	$45,908	$(20,957)	$24,951
Up 100 basis points	$22,952	$(10,479)	$12,473
Down 100 basis points	$(19,565)	$10,479	$(9,086)
Down 200 basis points	$(26,312)	$18,757	$(7,555)
Down 300 basis points	$(27,538)	$18,757	$(8,781)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
The Company, the Investment Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Investment Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of the Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Report on Form 8-K filed on May 19, 2022 for an issuance of our Common Stock for the three months ended June 30, 2022. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Documents filed as part of this report
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of May 12, 2022(1)

Exhibit	Description
10.2
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of May 20, 2022, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Union Bank, N.A., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers(2)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2022 (File No. 814-01332)
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 20, 2022 (File No. 814-01332)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY DIRECT LENDING FUND

Dated: August 9, 2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: August 9, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)