Form 10-Q
period 2022-09-30
Morgan Stanley Direct Lending Fund
filed 2022-11-08
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of November 8, 2022, there was no established public market for the registrant’s common stock.
As of November 8, 2022, the Registrant had 65,760,957 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedule of investments as of September 30, 2022, and the related consolidated statements of operations, changes in net assets for the three-month and nine-month periods ended September 30, 2022, and 2021, and cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP
New York, NY
November 8, 2022

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Non-controlled/non-affiliated Investments, at fair value (amortized cost of $2,795,033 and $2,373,435 at September 30, 2022 and December 31, 2021, respectively)	$2,747,090	$2,387,374
Cash	59,902	74,153
Deferred financing costs	8,467	11,587
Interest and dividend receivable from non-controlled/non-affiliated investments	18,771	11,740
Subscription receivable	—	7,850
Receivable for investments sold/repaid	44,479	301
Prepaid expenses and other assets	45	268
Total assets	2,878,754	2,493,273

Liabilities
Debt (net of unamortized debt issuance costs of $8,341 and $0 at September 30, 2022 and December 31, 2021, respectively)	1,515,307	1,249,850
Payable to affiliates (Note 3)	2,456	4,431
Financing costs payable	1,650	4,234
Dividends payable	30,714	29,691
Management fees payable	1,716	1,306
Income based incentive fees payable	7,173	5,886
Capital gains based incentive fees payable	—	2,773
Interest payable	8,480	3,281
Accrued expenses and other liabilities	4,108	3,234
Total liabilities	1,571,604	1,304,686

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 65,352,831 and 56,838,027 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	65	57
Paid-in capital in excess of par value	1,349,545	1,172,748
Net distributable earnings (accumulated losses)	(42,460)	15,782
Total net assets	$1,307,150	$1,188,587
Total liabilities and net assets	$2,878,754	$2,493,273
Net asset value per share	$20.00	$20.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$60,798	$30,663	$151,976	$68,403
Payment-in-kind interest income	506	302	1,055	680
Dividend income	439	138	980	260
Other income	976	626	3,006	6,145
Total investment income	62,719	31,729	157,017	75,488

Expenses:
Interest expense and other financing expenses	18,601	6,273	42,731	13,249
Management fees	6,865	3,864	19,583	8,635
Income based incentive fees	7,173	4,119	18,517	9,965
Capital gains incentive fees	—	598	(2,441)	2,090
Professional fees	923	554	2,323	1,595
Organization and offering costs	—	—	—	42
Directors’ fees	87	84	262	249
Administrative service fees	54	54	124	158
General and other expenses	351	260	828	987
Total expenses	34,054	15,806	81,927	36,970
Expense support (Note 3)	—	1	39	98
Management fees waiver (Note 3)	(5,149)	(2,898)	(14,687)	(6,476)
Net expenses	28,905	12,909	67,279	30,592
Net investment income (loss) before taxes	33,814	18,820	89,738	44,896
Excise tax expense	—	—	—	5
Net investment income/(loss) after taxes	33,814	18,820	89,738	44,891

Realized and unrealized gain (loss) on investment transactions:
Realized gain (loss) on non-controlled/non-affiliated investments	18	126	556	120
Net unrealized appreciation (depreciation)	(24,390)	3,290	(61,869)	11,824
Net realized and unrealized gain (loss)	(24,372)	3,416	(61,313)	11,944
Net increase (decrease) in net assets resulting from operations	$9,442	$22,236	$28,425	$56,835

Per share information—basic and diluted
Net investment income (loss) per share:	$0.53	$0.54	$1.49	$1.74
Earnings per share:	$0.15	$0.64	$0.47	$2.21
Weighted average shares outstanding (Note 9):	64,102,092	34,649,255	60,169,337	25,736,110

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net assets at beginning of period	$1,240,884	$593,383	$1,188,587	$301,620
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	33,814	18,820	89,738	44,891
Net realized gain (loss)	18	126	556	120
Net change in unrealized appreciation (depreciation)	(24,390)	3,290	(61,869)	11,824
Net increase (decrease) in net assets resulting from operations	9,442	22,236	28,425	56,835

Capital transactions:
Issuance of common stock	79,821	149,881	154,687	424,851
Reinvestment of dividends	7,614	3,733	22,118	8,471
Dividends declared	(30,611)	(20,080)	(86,667)	(42,624)
Net increase (decrease) in net assets resulting from capital transactions	56,824	133,534	90,138	390,698
Total increase (decrease) in net assets	66,266	155,770	118,563	447,533
Net assets at end of period	$1,307,150	$749,153	$1,307,150	$749,153

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,425	$56,835
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	61,869	(11,824)
Net realized (gain) loss on investments	(556)	(120)
Net accretion of discount and amortization of premium on investments	(8,904)	(6,515)
Payment-in-kind interest and dividend capitalized	(1,451)	(578)
Amortization of deferred financing costs	2,885	2,013
Amortization of debt issuance costs and original issue discount on Unsecured Notes	898	—
Amortization of deferred offering costs	—	24
Purchases of investments and change in payable for investments purchased	(750,690)	(1,338,772)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	295,824	225,139
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(7,031)	(9,080)
(Increase) decrease in prepaid expenses and other assets	223	139
(Decrease) increase in payable to affiliates	(1,975)	1,507
(Decrease) increase in management fees payable	410	671
(Decrease) increase in incentive fees payable	(1,486)	4,284
(Decrease) increase in interest payable	5,199	1,517
(Decrease) increase in accrued expenses and other liabilities	874	510
Net cash provided by (used in) operating activities	(375,486)	(1,074,250)
Cash flows from financing activities:
Borrowings on debt	1,291,175	1,068,000
Repayments on debt	(1,017,500)	(355,000)
Deferred financing costs paid	(2,448)	(6,890)
Debt issuance costs paid	(9,003)	—
Dividends paid in cash	(63,526)	(23,238)
Proceeds from issuance of common stock	162,537	424,844
Offering costs paid	—	(6)
Net cash provided by (used in) financing activities	361,235	1,107,710
Net increase (decrease) in cash	(14,251)	33,460
Cash, beginning of period	74,153	11,263
Cash, end of period	$59,902	$44,723

Supplemental information and non-cash activities:
Excise tax paid	$57	$5
Interest expense paid	$33,749	$9,107
Reinvestment of dividend distributions during the period	$22,118	$8,471
Subscriptions receivable	$—	$7
Dividend payable	$30,714	$20,080
Accrued but unpaid deferred financing costs	$—	$1,224
Accrued but unpaid debt issuance costs	$100	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	8.67%	12/22/2026	2,718	$2,660	$2,668	0.20%
Mantech International CP	(5) (8)	S + 5.75%	8.77%	09/14/2029	360	353	353	0.03
Mantech International CP	(5) (8) (14)	S + 5.75%	8.77%	09/14/2029	—	(1)	(1)	0.00
Mantech International CP	(5) (8) (14)	S + 5.75%	8.77%	09/14/2028	8	7	7	0.00
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	9.92%	04/22/2027	18,278	18,133	17,865	1.37
PCX Holding Corp.	(5) (7) (14)	L + 6.25%	9.92%	04/22/2027	17,987	17,685	17,570	1.34
PCX Holding Corp.	(5) (7) (14)	L + 6.25%	9.92%	04/22/2027	555	541	514	0.04
Two Six Labs, LLC	(5) (8)	S + 5.50%	8.53%	08/20/2027	10,987	10,801	10,664	0.82
Two Six Labs, LLC	(5) (8) (14)	S + 5.50%	8.53%	08/20/2027	2,123	2,069	1,999	0.15
Two Six Labs, LLC	(5) (8) (14)	S + 5.50%	8.53%	08/20/2027	—	(35)	(63)	0.00
						52,213	51,576	3.95
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S + 5.75%	9.42%	06/11/2027	14,444	14,164	14,164	1.08
Omni Intermediate Holdings, LLC	(5) (7)	S + 5.00%	8.69%	12/30/2026	12,164	12,050	11,572	0.89
Omni Intermediate Holdings, LLC	(5) (7) (14)	S + 5.00%	8.69%	12/30/2026	917	897	828	0.06
Omni Intermediate Holdings, LLC	(5) (7) (14)	S + 5.00%	8.69%	12/30/2025	—	(10)	(52)	0.00
						27,101	26,512	2.03
Auto Components
Continental Battery Company	(5) (7)	L + 6.75%	10.42%	01/20/2027	6,203	6,093	5,907	0.45
Sonny's Enterprises, LLC	(5) (6) (7)	S + 6.75%	9.56%	08/05/2026	12,395	12,198	11,819	0.90
Sonny's Enterprises, LLC	(5) (7) (14)	S + 6.75%	9.56%	08/05/2026	26,252	25,701	24,599	1.88
Spectrum Automotive Holdings Corp.	(5) (6) (8)	L + 5.75%	9.42%	06/29/2028	23,710	23,407	22,307	1.71
Spectrum Automotive Holdings Corp.	(5) (8) (14)	L + 5.75%	9.42%	06/29/2028	3,303	3,240	2,913	0.22
Spectrum Automotive Holdings Corp.	(5) (8) (14)	L + 5.75%	9.42%	06/29/2027	—	(11)	(52)	0.00
						70,628	67,493	5.16
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	8.63%	02/28/2025	20,770	20,484	20,122	1.54
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	8.63%	02/28/2025	3,640	3,590	3,526	0.27
ARI Network Services, Inc.	(5) (8) (14)	S + 5.50%	8.63%	02/28/2025	909	869	815	0.06
Summit Buyer, LLC	(5) (7)	L + 5.75%	9.92%	01/14/2026	22,176	21,828	21,967	1.68
Summit Buyer, LLC	(5) (7) (14)	L + 5.75%	9.92%	01/14/2026	26,391	25,932	26,086	2.00
Summit Buyer, LLC	(5) (7) (14)	L + 5.75%	9.92%	01/14/2026	—	(35)	(23)	0.00
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	8.88%	12/02/2025	38,037	37,476	36,575	2.80

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	8.88%	12/02/2025	38,220	$37,541	$36,752	2.81%
						147,685	145,820	11.16
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	8.31%	04/27/2027	12,097	12,000	11,687	0.89
GraphPad Software, LLC	(5) (7)	L + 5.50%	8.31%	04/27/2027	2,899	2,875	2,801	0.21
GraphPad Software, LLC	(5) (7) (14)	L + 5.50%	8.31%	04/27/2027	—	(13)	(59)	0.00
						14,862	14,429	1.10
Chemicals
Tank Holding Corp.	(6) (8)	S + 6.00%	11.00%	03/31/2028	14,165	13,900	13,545	1.04
Tank Holding Corp.	(8) (14)	S + 6.00%	11.00%	03/31/2028	—	(15)	(35)	0.00
V Global Holdings, LLC	(5) (6) (8)	S + 5.75%	8.99%	12/22/2027	4,916	4,823	4,665	0.36
V Global Holdings, LLC	(5) (8) (14)	S + 5.75%	8.99%	12/22/2025	94	80	59	0.00
						18,788	18,234	1.39
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	7.03%	12/23/2026	17,324	17,075	16,922	1.29
365 Retail Markets, LLC	(5) (7)	L + 4.75%	7.03%	12/23/2026	5,557	5,494	5,428	0.42
365 Retail Markets, LLC	(5) (7) (14)	L + 4.75%	7.03%	12/23/2026	1,400	1,361	1,335	0.10
Encore Holdings, LLC	(5) (8)	L + 4.50%	8.17%	11/23/2028	1,854	1,825	1,799	0.14
Encore Holdings, LLC	(5) (8) (14)	L + 4.50%	8.17%	11/23/2028	1,624	1,583	1,517	0.12
Encore Holdings, LLC	(5) (8) (14)	L + 4.50%	8.17%	11/23/2027	—	(8)	(16)	0.00
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	8.78%	12/15/2028	20,727	20,350	20,262	1.55
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	8.78%	12/15/2028	4,506	4,421	4,405	0.34
FLS Holding, Inc.	(5) (7) (10) (14)	L + 5.25%	8.78%	12/17/2027	—	(31)	(40)	0.00
PDFTron Systems, Inc.	(5) (6) (7) (10)	S + 5.50%	8.56%	07/15/2027	30,492	30,055	29,291	2.24
PDFTron Systems, Inc.	(5) (7) (10)	S + 5.50%	8.56%	07/15/2027	9,800	9,630	9,414	0.72
PDFTron Systems, Inc.	(5) (7) (10) (14)	S + 5.50%	8.56%	07/15/2026	3,850	3,733	3,547	0.27
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.25%	8.00%	12/20/2028	3,938	3,867	3,783	0.29
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (14)	L + 5.25%	8.00%	12/01/2028	—	(7)	(31)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (14)	L + 5.25%	8.00%	12/01/2026	—	(4)	(9)	0.00
QW Holding Corporation	(5) (6) (7)	L + 5.50%	7.96%	08/31/2026	8,931	8,808	8,653	0.66
QW Holding Corporation	(5) (7) (14)	L + 5.50%	7.96%	08/31/2026	1,021	999	951	0.07
QW Holding Corporation	(5) (7) (14)	L + 5.50%	7.96%	08/31/2026	—	(30)	(70)	(0.01)
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	9.42%	12/08/2028	11,089	10,888	10,775	0.82
Sherlock Buyer Corp.	(5) (8) (14)	L + 5.75%	9.42%	12/08/2028	—	(28)	(91)	(0.01)
Sherlock Buyer Corp.	(5) (8) (14)	L + 5.75%	9.42%	12/08/2027	—	(22)	(36)	0.00
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	9.42%	11/30/2026	8,726	8,598	8,239	0.63

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Sweep Purchaser, LLC	(5) (7) (14)	L + 5.75%	9.42%	11/30/2026	5,845	$5,750	$5,498	0.42%
Sweep Purchaser, LLC	(5) (7) (14)	L + 5.75%	9.42%	11/30/2026	—	(20)	(79)	(0.01)
Tamarack Intermediate, LLC	(5) (8)	S + 5.50%	9.23%	03/13/2028	5,486	5,384	5,209	0.40
Tamarack Intermediate, LLC	(5) (8) (14)	S + 5.50%	9.23%	03/13/2028	—	(16)	(46)	0.00
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	8.56%	10/29/2027	17,015	16,717	16,397	1.25
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (14)	L + 5.75%	8.56%	10/29/2027	8,605	8,344	7,884	0.60
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (14)	L + 5.75%	8.56%	10/29/2026	—	(49)	(109)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.75% (incl. 0.25% PIK)	8.57%	04/13/2026	16,080	15,873	14,872	1.14
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.75% (incl. 0.25% PIK)	8.57%	04/13/2026	2,283	2,256	2,112	0.16
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.75% (incl. 0.25% PIK)	8.57%	04/13/2026	2,250	2,224	2,081	0.16
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.25%	8.95%	01/07/2027	35,163	34,631	34,147	2.61
Valcourt Holdings II, LLC	(5) (7) (14)	S + 5.25%	8.95%	01/07/2027	5,752	5,652	5,554	0.42
VRC Companies, LLC	(5) (6) (8)	S + 5.75%	8.52%	06/29/2027	48,964	48,356	48,256	3.69
VRC Companies, LLC	(5) (8)	S + 5.75%	8.52%	06/29/2027	7,558	7,449	7,449	0.57
VRC Companies, LLC	(5) (6) (8)	S + 5.75%	8.52%	06/29/2027	8,235	8,135	8,116	0.62
VRC Companies, LLC	(5) (8) (14)	S + 5.75%	8.52%	06/29/2027	1,300	1,169	1,168	0.09
VRC Companies, LLC	(5) (8) (14)	P + 4.50%	10.75%	06/29/2027	248	228	224	0.02
						290,640	284,761	21.78
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	8.58%	10/19/2028	34,297	33,687	34,297	2.62
KPSKY Acquisition, Inc.	(5) (8) (14)	P + 4.50%	10.75%	10/19/2028	4,426	4,312	4,426	0.34
						37,999	38,723	2.96
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	8.74%	12/11/2028	17,379	17,064	16,211	1.24
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	9.17%	10/13/2028	19,254	18,911	19,254	1.47
Fortis Solutions Group, LLC	(5) (8) (14)	L + 5.50%	9.17%	10/13/2028	6,967	6,832	6,967	0.53
Fortis Solutions Group, LLC	(5) (8) (14)	L + 5.50%	9.17%	10/15/2028	—	(7)	—	0.00
Fortis Solutions Group, LLC	(5) (8) (14)	L + 5.50%	9.17%	10/15/2027	180	135	180	0.01
						42,935	42,612	3.26
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S + 5.50%	8.46%	11/30/2026	17,336	16,980	16,981	1.30
48Forty Solutions, LLC	(5) (7)	S + 5.50%	8.46%	11/30/2026	610	599	599	0.05
48Forty Solutions, LLC	(5) (7) (14)	P + 4.50%	10.75%	11/30/2026	1,900	1,851	1,851	0.14
ABB Concise Optical Group, LLC	(5) (8)	L + 7.50%	10.46%	02/23/2028	18,023	17,608	17,192	1.32

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
ABB Concise Optical Group, LLC	(5) (8) (14)	P + 6.50%	12.75%	02/23/2028	1,755	$1,712	$1,668	0.13%
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	9.17%	11/01/2028	28,704	28,446	28,704	2.20
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	9.17%	11/01/2028	15,969	15,823	15,969	1.22
						83,019	82,964	6.35
Diversified Consumer Services
Assembly Intermediate, LLC	(5) (7)	L + 6.50%	9.38%	10/19/2027	20,741	20,379	19,818	1.52
Assembly Intermediate, LLC	(5) (7) (14)	L + 6.50%	9.38%	10/19/2027	1,867	1,806	1,636	0.13
Assembly Intermediate, LLC	(5) (7) (14)	L + 6.50%	9.38%	10/19/2027	415	380	323	0.02
FPG Intermediate Holdco, LLC	(5) (7)	S + 6.50%	9.20%	03/05/2027	498	489	489	0.04
Heartland Home Services	(5) (8) (14)	L + 5.75%	8.87%	12/15/2026	1,588	1,573	1,510	0.12
Lightspeed Solution, LLC	(5) (8)	S + 6.00%	9.04%	03/01/2028	7,561	7,422	7,237	0.55
Lightspeed Solution, LLC	(5) (8) (14)	S + 6.00%	9.04%	03/01/2028	—	(22)	(105)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (14)	L + 5.50%	8.06%	12/09/2026	723	714	697	0.05
Magnolia Wash Holdings	(5) (7)	S + 6.50%	9.13%	07/08/2028	3,776	3,703	3,703	0.28
Magnolia Wash Holdings	(5) (7) (14)	S + 6.50%	9.13%	07/08/2028	343	333	333	0.03
Magnolia Wash Holdings	(5) (7)	S + 6.50%	9.13%	07/08/2028	159	156	156	0.01
Mammoth Holdings, LLC	(5) (6) (7)	S + 6.00%	8.34%	10/16/2023	8,053	8,019	8,053	0.62
Mammoth Holdings, LLC	(5) (7)	S + 6.00%	8.34%	10/16/2023	36,057	35,898	36,057	2.76
Mammoth Holdings, LLC	(5) (7) (14)	S + 6.00%	8.34%	10/16/2023	—	(4)	—	0.00
Spotless Brands, LLC	(5) (7)	S + 6.50%	9.19%	07/25/2028	4,549	4,460	4,460	0.34
Spotless Brands, LLC	(5) (7) (14)	S + 6.50%	9.19%	07/25/2028	232	221	221	0.02
Spotless Brands, LLC	(5) (7) (14)	S + 6.50%	9.19%	07/25/2028	105	102	102	0.01
						85,629	84,690	6.48
Diversified Financial Services
Applitools, Inc.	(5) (8) (10)	S + 5.75%	8.78%	05/25/2029	3,042	2,983	2,971	0.23
Applitools, Inc.	(5) (8) (10) (14)	S + 5.75%	8.78%	05/25/2028	—	(8)	(10)	0.00
SitusAMC Holdings Corporation	(5) (8)	L + 5.75%	9.42%	12/22/2027	3,582	3,550	3,458	0.26
Smarsh, Inc.	(5) (8)	S + 6.50%	10.05%	02/16/2029	4,286	4,206	4,145	0.32
Smarsh, Inc.	(5) (8) (14)	S + 6.50%	10.05%	02/16/2029	—	(10)	(35)	0.00
Smarsh, Inc.	(5) (8) (14)	S + 6.50%	10.05%	02/16/2029	—	(5)	(9)	0.00
						10,716	10,520	0.80
Electrical Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S + 5.75%	7.86%	07/06/2028	5,548	5,441	5,441	0.42
Abracon Group Holdings, LLC	(5) (8) (14)	S + 5.75%	7.86%	07/06/2028	—	(10)	(10)	0.00
Abracon Group Holdings, LLC	(5) (8) (14)	S + 5.75%	7.86%	07/06/2028	—	(8)	(8)	0.00
Dwyer Instruments, Inc.	(5) (8)	L + 5.50%	8.82%	07/21/2027	8,079	7,924	7,924	0.61

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Dwyer Instruments, Inc.	(5) (8) (14)	L + 5.50%	8.82%	07/21/2027	—	$(18)	$(18)	0.00%
Dwyer Instruments, Inc.	(5) (8) (14)	L + 5.50%	8.82%	07/21/2027	158	139	139	0.01
						13,468	13,468	1.03
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	9.67%	10/05/2026	33,569	32,832	32,693	2.50
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (14)	L + 6.25%	9.67%	10/05/2026	4,375	4,255	4,223	0.32
Nellson Nutraceutical, Inc.	(5) (6) (7)	L + 5.25%	8.92%	12/23/2023	23,638	23,447	23,413	1.79
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L + 7.25% (incl. 1.00% PIK)	10.67%	12/18/2025	10,784	10,638	8,973	0.69
						71,172	69,302	5.30
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	L + 6.00%	8.88%	07/12/2027	9,398	9,241	9,028	0.69
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S + 5.75%	8.56%	08/24/2029	459	451	451	0.03
Advarra Holdings, Inc.	(5) (9) (14)	S + 5.75%	8.56%	08/24/2029	—	—	—	0.00
DCA Investment Holdings, LLC	(5) (6) (8)	S + 6.00%	9.98%	04/03/2028	11,083	10,947	10,609	0.81
DCA Investment Holdings, LLC	(5) (8) (14)	S + 6.00%	9.98%	04/03/2028	2,302	2,259	2,184	0.17
Gateway US Holdings, Inc.	(5) (8) (10)	S + 5.50%	8.33%	09/22/2024	752	746	736	0.06
Gateway US Holdings, Inc.	(5) (8) (10) (14)	S + 5.50%	8.33%	09/22/2024	173	171	168	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (14)	S + 5.50%	8.33%	09/22/2024	17	16	16	0.00
Heartland Veterinary Partners,	(5) (7)	S + 4.75%	7.63%	12/10/2026	1,871	1,855	1,816	0.14
Heartland Veterinary Partners,	(5) (7) (14)	S + 4.75%	7.63%	12/10/2026	1,620	1,584	1,496	0.11
Heartland Veterinary Partners,	(5) (7) (14)	S + 4.75%	7.63%	12/10/2026	—	(3)	(11)	0.00
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	9.32%	12/17/2027	17,500	17,189	16,870	1.29
mPulse Mobile, Inc.	(5) (8) (14)	L + 5.25%	9.32%	12/17/2027	—	(17)	(72)	(0.01)
mPulse Mobile, Inc.	(5) (8) (14)	L + 5.25%	9.32%	12/17/2027	151	142	133	0.01
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	8.63%	09/01/2027	9,096	8,941	8,723	0.67
Promptcare Infusion Buyer, Inc.	(5) (7) (14)	L + 6.00%	8.63%	09/01/2027	884	849	748	0.06
Southern Veterinary Partners, LLC	(5) (7)	S + 5.50%	8.45%	10/05/2027	902	884	855	0.07
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	9.42%	01/02/2029	4,353	4,293	4,119	0.32
Stepping Stones Healthcare Services, LLC	(5) (8) (14)	L + 5.75%	9.42%	01/02/2029	125	118	57	0.00
Stepping Stones Healthcare Services, LLC	(5) (8) (14)	L + 5.75%	9.42%	12/30/2026	25	17	(9)	0.00
Suveto	(5) (8) (14)	L + 5.00%	8.67%	09/09/2027	11,057	10,949	10,599	0.81
Suveto	(5) (8) (14)	L + 5.00%	8.67%	09/09/2027	454	435	417	0.03
Tivity Health, Inc.	(5) (8)	S + 6.00%	9.55%	06/28/2029	3,720	3,666	3,681	0.28
Vardiman Black Holdings, LLC	(5) (9)	S + 8.00%	10.29%	03/18/2027	3,420	3,389	3,228	0.25
Vardiman Black Holdings, LLC	(5) (9) (14)	S + 8.00%	10.29%	03/18/2027	3,609	3,571	3,381	0.26

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vermont Aus Pty Ltd	(5) (8) (10)	S + 5.50%	9.20%	03/23/2028	8,458	$8,257	$7,936	0.61%
						80,709	78,131	5.98
Health Care Technology
Intelerad Medical Systems Incorporated	(5) (7) (10)	S + 6.50%	10.22%	08/21/2026	500	485	485	0.04
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.75%	8.87%	02/03/2026	12,701	12,458	12,346	0.94
Lightspeed Buyer, Inc.	(5) (7) (14)	L + 5.75%	8.87%	02/03/2026	9,258	9,033	8,887	0.68
						21,976	21,718	1.66
Industrial Conglomerates
Electrical Source Holdings LLC	(5) (6) (7)	L + 5.00%	8.67%	11/25/2025	29,325	29,145	28,548	2.18
Electrical Source Holdings LLC	(5) (6) (7)	L + 5.00%	8.67%	11/25/2025	6,489	6,395	6,317	0.48
Electrical Source Holdings LLC	(5) (7) (14)	L + 5.00%	8.67%	11/25/2025	—	(14)	(29)	0.00
Excelitas Technologies Corp.	(5) (8)	S + 5.75%	8.59%	08/13/2029	1,378	1,351	1,351	0.10
Excelitas Technologies Corp.	(5) (8)	E + 5.75%	6.08%	08/13/2029	€242	246	232	0.02
Excelitas Technologies Corp.	(5) (8) (14)	S + 5.75%	8.59%	08/13/2029	—	(3)	(3)	0.00
Excelitas Technologies Corp.	(5) (8) (14)	S + 5.75%	8.59%	08/14/2028	54	51	51	0.00
						37,171	36,467	2.79
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S + 5.75%	8.83%	08/31/2029	2,044	2,004	2,004	0.15
Amerilife Holdings, LLC	(5) (8) (14)	S + 5.75%	8.83%	08/31/2029	—	(9)	(9)	0.00
Amerilife Holdings, LLC	(5) (8) (14)	S + 5.75%	8.83%	08/31/2028	—	(9)	(9)	0.00
Foundation Risk Partners Corp.	(5) (8)	L + 5.50%	9.17%	10/29/2028	43,074	42,497	42,376	3.24
Foundation Risk Partners Corp.	(5) (8)	L + 5.50%	9.17%	10/29/2028	9,368	9,242	9,217	0.71
Foundation Risk Partners Corp.	(5) (8) (14)	L + 5.50%	9.17%	10/29/2027	242	184	168	0.01
Galway Borrower, LLC	(5) (8)	L + 5.25%	8.92%	09/29/2028	28,346	27,864	27,116	2.07
Galway Borrower, LLC	(5) (8) (14)	L + 5.25%	8.92%	09/29/2028	2,013	1,934	1,826	0.14
Galway Borrower, LLC	(5) (8) (14)	L + 5.25%	8.92%	09/30/2027	677	643	588	0.04
Higginbotham Insurance Agency, Inc	(5) (6) (8)	L + 5.25%	8.37%	11/25/2026	18,528	18,323	18,015	1.38
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	8.81%	04/14/2028	10,017	9,851	9,725	0.74
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	8.81%	04/14/2028	40,226	39,534	39,051	2.99
High Street Buyer, Inc.	(5) (8) (14)	L + 6.00%	8.81%	04/16/2027	—	(32)	(62)	0.00
Integrity Marketing Acquisition, LLC	(5) (6) (7)	L + 5.50%	9.03%	08/27/2025	61,505	60,905	61,505	4.71
Integrity Marketing Acquisition, LLC	(5) (7)	L + 5.75%	9.28%	08/27/2025	24,661	24,416	24,661	1.89
Keystone Agency Investors	(5) (7)	S + 6.00%	9.70%	05/03/2027	3,085	3,043	2,982	0.23
Keystone Agency Investors	(5) (7) (14)	S + 6.00%	9.70%	05/03/2027	2,894	2,834	2,743	0.21
Majesco	(5) (6) (7)	L + 7.25%	10.89%	09/21/2027	23,481	22,987	22,480	1.72
Majesco	(5) (7) (14)	L + 7.25%	10.89%	09/21/2026	—	(31)	(67)	(0.01)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Oakbridge Insurance Agency, LLC	(5) (7)	S + 5.75%	8.89%	12/31/2026	165	$162	$158	0.01%
Oakbridge Insurance Agency, LLC	(5) (7) (14)	S + 5.75%	8.89%	12/31/2026	138	128	81	0.01
Oakbridge Insurance Agency, LLC	(5) (7) (14)	S + 5.75%	8.89%	12/31/2026	11	10	9	0.00
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	9.67%	10/16/2028	54,180	53,280	53,659	4.11
Patriot Growth Insurance Services, LLC	(5) (8) (14)	L + 5.50%	9.67%	10/16/2028	3,524	3,345	3,438	0.26
Patriot Growth Insurance Services, LLC	(5) (8) (14)	L + 5.50%	9.67%	10/16/2028	—	(77)	(43)	0.00
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	7.85%	11/01/2028	17,837	17,678	16,963	1.30
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S + 6.00%	9.15%	11/01/2028	912	899	867	0.07
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	9.12%	11/01/2028	4,967	4,923	4,724	0.36
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (14)	S + 6.00%	9.15%	11/01/2028	1,756	1,727	1,645	0.13
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (14)	L + 6.00%	9.12%	11/01/2027	—	(7)	(41)	0.00
RSC Acquisition, Inc.	(5) (6) (8)	S + 5.50%	8.94%	10/30/2026	24,895	24,516	24,895	1.90
RSC Acquisition, Inc.	(5) (8)	S + 5.50%	8.94%	10/30/2026	7,961	7,896	7,961	0.61
World Insurance Associates, LLC	(5) (6) (7)	S + 5.75%	9.30%	04/01/2026	33,417	32,527	32,311	2.47
World Insurance Associates, LLC	(5) (6) (7)	S + 5.75%	9.30%	04/01/2026	31,249	30,563	30,215	2.31
World Insurance Associates, LLC	(5) (7) (14)	S + 5.75%	9.30%	04/01/2026	349	331	307	0.02
						444,081	441,459	33.77
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S + 5.50%	7.84%	10/30/2026	24,069	23,653	23,143	1.77
FMG Suite Holdings, LLC	(5) (7)	S + 5.50%	7.84%	10/30/2026	5,250	5,172	5,048	0.39
FMG Suite Holdings, LLC	(5) (7) (14)	S + 5.50%	7.84%	10/30/2026	—	(39)	(101)	(0.01)
Spectrio, LLC	(5) (6) (7)	L + 6.00%	9.13%	12/09/2026	31,650	31,238	30,868	2.36
Spectrio, LLC	(5) (7) (14)	L + 6.00%	9.13%	12/09/2026	12,775	12,510	11,881	0.91
Spectrio, LLC	(5) (7) (14)	L + 6.00%	9.13%	12/09/2026	1,490	1,435	1,393	0.11
Triple Lift, Inc.	(5) (6) (8)	S + 5.50%	9.30%	05/08/2028	27,650	27,188	26,483	2.03
Triple Lift, Inc.	(5) (8) (14)	S + 5.50%	9.30%	05/08/2028	1,533	1,469	1,364	0.10
						102,626	100,079	7.66
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	8.12%	05/08/2028	8,945	8,795	6,932	0.53
Donuts, Inc.	(5) (6) (7)	S + 6.00%	8.91%	12/29/2026	18,422	18,140	18,000	1.38
Donuts, Inc.	(5) (7)	S + 6.00%	8.91%	12/29/2027	6,752	6,752	6,598	0.50
Donuts, Inc.	(5) (7) (14)	S + 6.00%	8.91%	12/29/2027	—	—	(73)	(0.01)
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	9.17%	08/04/2027	39,860	39,026	37,991	2.91
Govbrands Intermediate, Inc.	(5) (8) (14)	L + 5.50%	9.17%	08/04/2027	8,969	8,739	8,352	0.64
Govbrands Intermediate, Inc.	(5) (8) (14)	L + 5.50%	9.17%	08/04/2027	1,177	1,092	978	0.07
Long Term Care Group, Inc.	(5) (8)	L + 6.00%	8.82%	09/08/2027	4,975	4,883	4,775	0.37

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Recovery Point Systems, Inc.	(5) (6) (7)	L + 6.50%	9.41%	08/12/2026	41,160	$40,587	$40,946	3.13%
Recovery Point Systems, Inc.	(5) (7) (14)	L + 6.50%	9.41%	08/12/2026	—	(52)	(21)	0.00
Redwood Services Group, LLC	(5) (8)	S + 6.00%	9.31%	06/15/2029	10,966	10,753	10,489	0.80
Redwood Services Group, LLC	(5) (8) (14)	S + 6.00%	9.31%	06/15/2029	—	(25)	(113)	(0.01)
Syntax Systems Ltd	(5) (8) (10)	L + 5.50%	8.02%	10/29/2028	35,542	35,225	33,200	2.54
Syntax Systems Ltd	(5) (8) (10) (14)	L + 5.50%	8.02%	10/29/2028	—	(81)	(617)	(0.05)
Syntax Systems Ltd	(5) (8) (10) (14)	L + 5.50%	8.02%	10/29/2026	2,495	2,464	2,248	0.17
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	9.67%	01/22/2027	20,613	20,294	20,096	1.54
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	L + 6.00%	9.67%	01/22/2027	16,024	15,746	15,594	1.19
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	P + 6.25%	11.25%	01/22/2027	264	234	214	0.02
UpStack, Inc.	(5) (7)	L + 5.50%	8.60%	08/20/2027	9,761	9,555	9,693	0.74
UpStack, Inc.	(5) (7) (14)	L + 5.50%	8.60%	08/20/2027	3,300	3,210	3,270	0.25
UpStack, Inc.	(5) (7) (14)	L + 5.50%	8.60%	08/20/2027	—	(20)	(6)	0.00
						225,317	218,546	16.72
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	8.81%	11/16/2026	17,491	17,356	17,248	1.32
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S + 5.00%	8.81%	11/16/2026	4,502	4,456	4,439	0.34
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (14)	S + 5.00%	8.81%	11/16/2026	2,568	2,526	2,509	0.19
						24,338	24,196	1.85
Machinery
Answer Acquisition, LLC	(5) (7)	L + 5.75%	9.42%	12/30/2026	10,746	10,559	10,313	0.79
Answer Acquisition, LLC	(5) (7) (14)	L + 5.75%	9.42%	12/30/2026	—	(14)	(34)	0.00
Komline Sanderson Engineering Corp.	(5) (6) (9)	L + 6.00%	8.75%	03/17/2026	20,925	20,755	20,445	1.56
Komline Sanderson Engineering Corp.	(5) (9) (14)	L + 6.00%	8.75%	03/17/2026	19,118	18,897	18,483	1.41
Komline Sanderson Engineering Corp.	(5) (9) (14)	L + 6.00%	8.75%	03/17/2026	2,373	2,340	2,264	0.17
MHE Intermediate Holdings, LLC	(5) (6) (7)	S + 6.25%	9.50%	07/21/2027	28,584	28,105	27,738	2.12
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.25%	9.50%	07/21/2027	3,720	3,657	3,610	0.28
MHE Intermediate Holdings, LLC	(5) (7) (14)	S + 6.25%	9.50%	07/21/2027	—	(40)	(74)	(0.01)
						84,259	82,745	6.33
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	7.56%	12/22/2027	892	882	864	0.07
AWP Group Holdings, Inc.	(5) (7) (14)	L + 4.75%	7.56%	12/22/2027	131	129	123	0.01
AWP Group Holdings, Inc.	(5) (7) (14)	L + 4.75%	7.56%	12/22/2026	54	52	49	0.00
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S + 4.75%	8.03%	06/26/2026	10,332	10,183	10,033	0.77
Ground Penetrating Radar Systems, LLC	(5) (7) (14)	S + 4.75%	8.03%	06/26/2025	722	701	674	0.05
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	7.62%	11/02/2026	2,715	2,695	2,669	0.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(5) (7)	L + 4.50%	7.62%	11/02/2026	1,769	$1,756	$1,739	0.13%
Vessco Midco Holdings, LLC	(5) (7) (14)	P + 3.50%	9.75%	10/18/2026	60	57	52	0.00
						16,455	16,203	1.24
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	7.46%	04/07/2028	389	383	381	0.03
Energy Labs Holdings Corp.	(5) (7) (14)	S + 5.25%	7.46%	04/07/2028	—	—	(1)	0.00
Energy Labs Holdings Corp.	(5) (7) (14)	S + 5.25%	7.46%	04/07/2028	18	17	16	0.00
						400	396	0.03
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	8.54%	03/10/2027	18,664	18,334	18,432	1.41
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	L + 6.25%	8.54%	03/10/2027	1,955	1,939	1,931	0.15
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (14)	L + 6.25%	8.54%	03/10/2027	—	(25)	(17)	0.00
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	9.42%	09/30/2026	12,980	12,874	12,980	0.99
Bullhorn, Inc.	(5) (7)	L + 5.75%	9.42%	09/30/2026	2,729	2,718	2,729	0.21
Bullhorn, Inc.	(5) (7) (14)	L + 5.75%	9.42%	09/30/2026	273	267	273	0.02
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	6.47%	10/01/2027	20,076	19,731	20,076	1.54
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	6.47%	10/01/2027	8,604	8,452	8,604	0.66
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	8.91%	12/22/2028	5,387	5,288	5,105	0.39
KWOR Acquisition, Inc.	(5) (8) (14)	L + 5.25%	8.91%	12/22/2028	—	(46)	(250)	(0.02)
KWOR Acquisition, Inc.	(5) (8) (14)	P + 4.25%	10.50%	12/22/2027	35	34	29	0.00
Project Boost Purchaser, LLC	(5) (8)	S + 5.50%	8.41%	05/02/2029	5,428	5,376	5,381	0.41
Project Boost Purchaser, LLC	(5) (8) (14)	S + 5.50%	8.41%	05/02/2029	—	(5)	(10)	0.00
Project Boost Purchaser, LLC	(5) (8) (14)	S + 5.50%	8.41%	05/02/2028	—	(4)	(4)	0.00
						74,933	75,259	5.76
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	16,156	16,027	15,403	1.18
Associations, Inc.	(5) (7)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	14,612	14,431	13,614	1.04
Associations, Inc.	(5) (7) (14)	S + 6.50% (incl. 2.50% PIK)	8.88%	07/02/2027	—	(15)	(87)	(0.01)
MRI Software, LLC	(5) (6) (7)	L + 5.50%	9.17%	02/10/2026	59,638	59,197	58,362	4.46
MRI Software, LLC	(5) (7) (14)	L + 5.50%	9.17%	02/10/2026	—	(12)	(47)	0.00
Pritchard Industries, LLC	(5) (8)	L + 5.50%	9.17%	10/13/2027	25,596	25,153	24,137	1.85
Pritchard Industries, LLC	(5) (8) (14)	L + 5.50%	9.17%	10/13/2027	4,893	4,795	4,544	0.35
Zarya Intermediate, LLC	(5) (7) (10)	S + 6.50%	10.02%	07/01/2027	35,408	35,408	35,408	2.71

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Zarya Intermediate, LLC	(5) (7) (10) (14)	S + 6.50%	10.02%	07/01/2027	—	$—	$—	0.00%
						154,984	151,334	11.58
Software
Alert Media, Inc.	(5) (6) (7)	S + 5.00%	7.74%	04/12/2027	14,000	13,834	14,000	1.07
Alert Media, Inc.	(5) (7) (14)	S + 5.00%	7.74%	04/10/2026	—	(19)	—	0.00
Anaplan, Inc.	(5) (8)	S + 6.50%	9.53%	06/21/2029	24,000	23,533	23,479	1.80
Appfire Technologies, LLC	(5) (7)	S + 5.50%	8.63%	03/09/2027	9,483	9,447	9,112	0.70
Appfire Technologies, LLC	(5) (7) (14)	S + 5.50%	8.63%	03/09/2027	3,583	3,509	3,172	0.24
Appfire Technologies, LLC	(5) (7) (14)	S + 5.50%	8.63%	03/09/2027	13	11	7	0.00
Bottomline Technologies, Inc.	(5) (8)	S + 5.50%	8.35%	05/14/2029	3,200	3,139	3,078	0.24
Bottomline Technologies, Inc.	(5) (8) (14)	S + 5.50%	8.35%	05/15/2028	—	(5)	(10)	0.00
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.50%	9.69%	06/09/2027	39,998	39,670	38,334	2.93
CLEO Communications Holding, LLC	(5) (7) (14)	L + 6.50%	9.69%	06/09/2027	—	(98)	(520)	(0.04)
Diligent Corporation	(5) (6) (7)	L + 5.75%	8.63%	08/04/2025	27,580	27,391	26,930	2.06
Diligent Corporation	(5) (6) (7) (14)	L + 5.75%	8.63%	08/04/2025	2,206	2,180	2,112	0.16
Diligent Corporation	(5) (7) (14)	L + 5.75%	8.63%	08/04/2025	2,250	2,220	2,144	0.16
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	9.85%	05/22/2026	75,334	74,812	73,503	5.62
GS AcquisitionCo, Inc.	(5) (7) (14)	L + 5.75%	9.85%	05/22/2026	—	(21)	(113)	(0.01)
GS AcquisitionCo, Inc.	(5) (7) (14)	L + 5.75%	9.85%	05/22/2026	1,694	1,673	1,635	0.13
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	8.12%	12/19/2023	13,125	13,071	13,125	1.00
Gurobi Optimization, LLC	(5) (7) (14)	L + 5.00%	8.12%	12/19/2023	—	(6)	—	0.00
Kaseya, Inc.	(5) (8)	S + 5.75%	8.29%	06/25/2029	14,099	13,894	13,485	1.03
Kaseya, Inc.	(5) (8) (14)	S + 5.75%	8.29%	06/25/2029	—	(6)	(37)	0.00
Kaseya, Inc.	(5) (8) (14)	S + 5.75%	8.29%	06/25/2029	—	(12)	(37)	0.00
LegitScript	(5) (8)	S + 5.75%	8.73%	06/24/2029	21,667	21,246	20,791	1.59
LegitScript	(5) (8) (14)	S + 5.75%	8.73%	06/24/2029	—	(131)	(572)	(0.04)
LegitScript	(5) (8) (14)	S + 5.75%	8.73%	06/24/2028	333	254	165	0.01
Montana Buyer, Inc.	(5) (8)	S + 5.75%	8.69%	07/22/2029	4,131	4,049	3,964	0.30
Montana Buyer, Inc.	(5) (8) (14)	S + 5.75%	8.69%	07/22/2028	—	(9)	(19)	0.00
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S + 5.00%	7.90%	06/11/2029	4,605	4,561	4,358	0.33
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (14)	S + 5.00%	7.90%	06/11/2029	168	157	35	0.00
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (14)	S + 5.00%	7.90%	06/11/2029	—	(4)	(23)	0.00
Oak Purchaser, Inc.	(5) (8)	S + 5.50%	9.48%	04/28/2028	2,792	2,765	2,736	0.21
Oak Purchaser, Inc.	(5) (8) (14)	S + 5.50%	9.48%	04/28/2028	625	608	588	0.04
Oak Purchaser, Inc.	(5) (8) (14)	S + 5.50%	9.48%	04/28/2028	—	(3)	(8)	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	9.31%	01/30/2026	9,012	8,879	8,988	0.69

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Pound Bidco, Inc.	(5) (6) (7) (10) (14)	L + 6.50%	9.31%	01/30/2026	—	$(15)	$(3)	0.00%
Project Leopard Holdings, Inc.	(9) (10)	S + 5.25%	7.83%	07/20/2029	6,280	5,851	5,608	0.43
Revalize, Inc.	(5) (7) (14)	L + 5.75%	9.42%	04/15/2027	19,595	19,476	18,618	1.42
Revalize, Inc.	(5) (7)	L + 5.75%	9.42%	04/15/2027	71	70	67	0.01
Riskonnect Parent, LLC	(5) (8)	S + 5.50%	9.73%	12/07/2028	445	437	437	0.03
Riskonnect Parent, LLC	(5) (8) (14)	S + 5.50%	9.73%	12/07/2028	—	(6)	(6)	0.00
Securonix, Inc.	(5) (8)	S + 6.50%	8.62%	04/05/2028	21,010	20,666	20,119	1.54
Securonix, Inc.	(5) (8) (14)	S + 6.50%	8.62%	04/05/2028	—	(61)	(160)	(0.01)
Skykick, Inc.	(5) (7)	L + 7.25%	9.54%	09/01/2027	6,300	6,165	6,243	0.48
Skykick, Inc.	(5) (7) (14)	L + 7.25%	9.54%	09/01/2027	—	(27)	(24)	0.00
Trunk Acquisition, Inc.	(5) (7)	L + 5.75%	9.42%	02/19/2027	9,074	8,995	8,568	0.66
Trunk Acquisition, Inc.	(5) (7) (14)	L + 5.75%	9.42%	02/19/2026	—	(7)	(48)	0.00
User Zoom Technologies, Inc.	(5) (8)	S + 5.75%	7.87%	04/01/2029	38,689	37,953	38,480	2.94
						370,086	362,301	27.72
Total First Lien Debt						$2,613,431	$2,568,966	196.53%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S + 9.00%	12.69%	12/30/2027	4,500	$4,370	$4,316	0.33%
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 7.50% (incl. 2.00% PIK)	10.31%	10/28/2028	25,898	25,290	23,961	1.83
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	10.67%	03/02/2029	17,000	16,937	16,703	1.28
Infinite Bidco, LLC	(5) (9) (14)	L + 7.00%	10.67%	03/02/2029	—	—	(149)	(0.01)
						16,937	16,554	1.27
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	12.17%	09/21/2026	15,000	14,799	13,788	1.05
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S + 8.00%	10.94%	12/10/2027	3,960	3,890	3,662	0.28
Heartland Veterinary Partners, LLC	(5) (7) (14)	S + 8.00%	10.94%	12/10/2027	1,452	1,425	1,336	0.10
						5,315	4,998	0.38
Industrial Conglomerates
Aptean, Inc.	(5) (8)	L + 7.00%	10.07%	04/23/2027	5,950	5,950	5,804	0.44
IT Services
Help/Systems Holdings, Inc.	(8)	S + 6.75%	9.88%	11/19/2027	17,500	17,500	16,756	1.28

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Idera, Inc.	(5) (8)	L + 6.75%	9.32%	03/02/2029	3,887	$3,862	$3,692	0.28%
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	12.67%	11/20/2026	19,000	18,635	18,040	1.38
						39,997	38,488	2.94
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	9.64%	03/03/2029	13,500	13,270	12,752	0.98
Matrix Parent, Inc.	(5) (8)	S + 8.00%	11.10%	03/01/2030	10,667	10,489	9,897	0.76
						23,759	22,649	1.73
Total Second Lien Debt						$136,417	$130,558	9.99%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11) (12)	16.25%	12/18/2020	1,800	$1,777	$498	0.04%
Total Unsecured Debt					1,777	498	0.04
Preferred Equity
Diligent Corporation	(5) (13)	10.50%	04/05/2021	5,000	5,399	4,879	0.37
FORTIS Solutions Group, LLC	(5) (13)	12.25%	06/24/2022	1,000,000	975	1,013	0.08
Integrity Marketing Acquisition, LLC	(5) (13)	10.50%	12/21/2021	3,250,000	3,279	3,478	0.27
Knockout Intermediate Holdings I, Inc.	(5) (13)	11.75%	06/25/2022	2,790	2,720	2,938	0.22
Revalize, Inc.	(5) (13)	11.75%	12/14/2021	1,500	1,518	1,573	0.12
Riskonnect Parent, LLC	(5) (13)	S + 10.50%	07/07/2022	1,012,200	992	992	0.08
Skykick, Inc.	(5) (13)		08/31/2021	134,101	1,275	1,020	0.08
Total Preferred Equity					16,158	15,893	1.22
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (13)		03/09/2021	29,441	2,944	2,291	0.18
Amerilife Holdings, LLC	(5) (13)		09/01/2022	873	24	24	0.00
BP Purchaser, LLC	(5) (13)		12/10/2021	1,233,333	1,234	1,517	0.12
CSC Thrive Holdings, LP (Thrive Networks)	(5) (13)		03/01/2021	160,016	411	563	0.04
Encore Holdings, LLC	(5) (13)		11/23/2021	2,391	275	390	0.03
GSM Equity Investors, LP (GSM Outdoors)	(5) (13)		11/16/2020	4,500	450	917	0.07
Help HP SCF Investor, LP	(10) (13)		05/12/2021		12,460	15,221	1.16
LUV Car Wash	(5) (13)		04/06/2022	97	97	97	0.01
mPulse Mobile, Inc.	(5) (13)		12/17/2021	165,761	1,220	1,220	0.09
PCX Holding Corp.	(5) (13)		04/22/2021	6,538	654	811	0.06
Pet Holdings, Inc. (Brightpet)	(5) (13)		10/06/2020	12,313	1,231	1,009	0.08
Pritchard Industries, Inc.	(5) (13)		10/13/2021	1,700,000	1,700	2,142	0.16
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (13)		12/20/2021	1,000,000	1,000	1,160	0.09
RPS Group Holdings (Recovery Point Systems, Inc.)	(5) (13)		03/05/2021	1,000,000	1,000	680	0.05
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (13)		06/29/2021	8,500	850	1,077	0.08
Suveto Buyer, LLC	(5) (10) (13)		11/19/2021	17,000	1,700	2,056	0.16
Total Common Equity					27,250	31,175	2.38
Total Other Securities					$45,185	$47,566	3.64%
Total Portfolio Investments					$2,795,033	$2,747,090	210.16%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2022. As of September 30, 2022, the reference rates for our LIBOR-based loans were the 3-month E at 1.17%, the 30-day L at 3.14%, the 90-day L at 3.75%, the 180-day L at 4.23%; the reference rates for our SOFR-based loans were the 30-day S at 2.47%, the 90-day S at 2.13%, the 180-day S at 1.43%; and the reference rate for our Prime rate-based loans were at 6.25%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets represented 6.3% of total assets as calculated in accordance with regulatory requirements.

(11)	Represents a senior unsecured note, which is subordinated to senior secured term loans of the portfolio company.
(12)	Investment was on non-accrual status as of September 30, 2022.
(13)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2022, the aggregate fair value of these securities is $47,068 or 3.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,400	$(32)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	814	(15)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	132	(6)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	1,458	(38)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	2,121	(66)
AWP Group Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/22/2022	132	(4)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	104	(3)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	1,400	(17)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	1,003	(10)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	401	(8)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	41	—
Alert Media, Inc.	0.50%	Revolver	04/10/2026	1,750	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	$875	$(9)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	437	(9)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	833	(34)
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	01/05/2023	5,051	(197)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,878	(73)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	153	(6)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(10)
Assembly Intermediate, LLC	0.50%	Delayed Draw Term Loan	10/19/2023	3,319	(148)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	1,659	(74)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	6,813	(317)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(87)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	267	(10)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	21	—
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	299	—
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(520)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	457	(20)
Diligent Corporation	1.00%	Delayed Draw Term Loan	10/05/2022	1,776	(42)
Diligent Corporation	0.50%	Revolver	08/04/2025	2,250	(53)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	3,166	(73)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	2,028	(18)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	855	(16)
Electrical Source Holdings LLC	0.50%	Revolver	11/25/2025	1,093	(29)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	01/23/2024	1,963	(59)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(16)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	1.00%	Delayed Draw Term Loan	08/11/2024	262	(3)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	77	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(40)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,625	(101)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	904	—
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	—
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,519	—
Foundation Risk Partners Corp.	0.50%	Revolver	10/29/2027	4,329	(70)
GS AcquisitionCo, Inc.	0.50%	Delayed Draw Term Loan	11/03/2022	4,648	(113)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	726	(18)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	1,712	(24)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	2,294	(100)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	$1,375	$(60)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	39	(1)
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2024	14	—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(196)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	3,060	(144)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(59)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	919	(27)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	906	(28)
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	2,612	(77)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(11)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(62)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	3,413	—
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	4,777	(250)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	87	(5)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	856	(37)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	856	(37)
Keystone Agency Investors	1.00%	Delayed Draw Term Loan	06/03/2024	1,603	(54)
Komline Sanderson Engineering Corp.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(196)
Komline Sanderson Engineering Corp.	0.50%	Revolver	03/17/2026	2,373	(55)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	257	(7)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	14,167	(572)
LegitScript	0.50%	Revolver	06/24/2028	3,833	(155)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	4,050	(113)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,439	(105)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,500	(74)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(47)
Magnolia Wash Holdings	0.50%	Delayed Draw Term Loan	01/14/2024	363	(5)
Majesco	0.50%	Revolver	09/21/2026	1,575	(67)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	87	(1)
Mantech International CP	0.50%	Revolver	09/14/2028	45	(1)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	466	(19)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	1,996	(72)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	353	(13)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	2,296	(124)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	431	(23)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,236	(25)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oak Purchaser, Inc.	0.50%	Revolver	04/30/2029	$372	$(7)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	1,237	(52)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	44	(2)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	12/01/2023	732	(36)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	173	(8)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,065	(52)
PCX Holding Corp.	1.00%	Delayed Draw Term Loan	04/07/2024	416	(9)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,296	(29)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	3,850	(152)
Patriot Growth Insurance Services, LLC	0.75%	Delayed Draw Term Loan	10/14/2023	5,446	(52)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(43)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	525	(26)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(41)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	(3)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	1,225	(70)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Delayed Draw Term Loan	02/20/2023	794	(31)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	238	(9)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,123	(10)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2028	449	(4)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	2,431	(100)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	1,226	(38)
QW Holding Corporation	0.50%	Revolver	08/31/2026	2,250	(70)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	(21)
Redwood Services Group, LLC	—%	Delayed Draw Term Loan	12/22/2023	2,609	(113)
Revalize, Inc.	0.50%	Delayed Draw Term Loan	06/13/2023	693	(33)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	638	(6)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(160)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	3,215	(91)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(36)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	2,625	(24)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	1,071	(35)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(9)
Sonny's Enterprises, LLC	1.00%	Delayed Draw Term Loan	11/30/2022	9,311	(433)
Spectrio, LLC	1.00%	Delayed Draw Term Loan	01/30/2023	23,439	(579)
Spectrio, LLC	0.50%	Revolver	12/09/2026	2,457	(61)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	1,247	(74)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	2,031	(120)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	881	(52)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	$261	$(4)
Spotless Brands, LLC	1.00%	Delayed Draw Term Loan	07/25/2023	366	(4)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	40	(1)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	1,125	(60)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	600	(32)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	5,985	(56)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(23)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	5,081	(144)
Suveto	0.50%	Revolver	09/09/2027	843	(24)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	377	(21)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	1,406	(78)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,356	(617)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,247	(82)
Tamarack Intermediate, LLC	1.00%	Revolver	03/13/2028	900	(45)
Tank Holding Corp.	0.50%	Revolver	03/31/2028	800	(35)
Thrive Buyer, Inc. (Thrive Networks)	1.00%	Delayed Draw Term Loan	02/30/2023	1,101	(28)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,717	(43)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	2,467	(104)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(48)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	2,134	(63)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(63)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	1,252	(45)
United Flow Technologies Intermediate Holdco II, LLC	—%	Delayed Draw Term Loan	10/29/2023	10,000	(363)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(109)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,050	(7)
UpStack, Inc.	0.50%	Revolver	08/20/2027	875	(6)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	578	(29)
VRC Companies, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	7,837	(113)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,405	(20)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,121	(32)
Vardiman Black Holdings, LLC	0.50%	Delayed Draw Term Loan	03/18/2024	449	(25)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	388	(7)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	920	(31)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	3,649	—
Total First Lien Debt Unfunded Commitments				$329,673	$(10,266)

Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	01/17/2023	$88	$(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	$8,500	$(149)
Total Second Lien Debt Unfunded Commitments				$8,588	$(156)
Total Unfunded Commitments				$338,261	$(10,422)

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
September 30, 2022
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
The Company has conducted and from time to time may conduct private offerings of its common stock of the Company, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. In accordance with the terms of the subscription agreements (the “Subscription Agreements”) entered into by investors in the Company, the Company’s Board of Directors (the “Board of Directors”) approved a one-year extension of the Investment Period (as defined in the Subscription Agreements) such that the Investment Period will expire on December 23, 2023.
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2022, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2022.
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
Foreign Currency Translation
The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation is recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
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
For the three and nine months ended September 30, 2022, the Company did not incur any U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company accrued $0 and $5 of U.S. federal excise tax, respectively.
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately be borne by the stockholders.
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
For the three and nine months ended September 30, 2022, Base Management Fees were $1,716 and $4,896 net of waiver, respectively. For the three and nine months ended September 30, 2021, Base Management Fees were $966 and $2,159 net of waiver, respectively. As of September 30, 2022 and December 31, 2021, $1,716 and $1,306 were payable to the Investment Adviser relating to Base Management Fees.
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
For the three and nine months ended September 30, 2022, $7,173 and $18,517 respectively, of income based incentive fees were accrued to the Investment Adviser. For the three and nine months ended September 30, 2021, $4,119 and $9,965 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the three and nine months ended September 30, 2022, $0 and $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the respective period. For the three and nine months ended September 30, 2021, $598 and $2,090 of capital gains incentive fees were accrued to the Investment Adviser. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of September 30, 2022, $7,173 was payable to the Investment Adviser relating to income based incentive fees and there was no capital gains incentive fees payable. As of December 31, 2021, $5,886 and $2,773 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley.
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to the Company’s Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2022.
For the three and nine months ended September 30, 2022, the Company incurred $54 and $124, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred $54 and $158, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses on the Company’s Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021 were $162 and $266, respectively.
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
For the three and nine months ended September 30, 2022, the Company did not incur any organization costs. The Investment Adviser recaptured $0 and $39 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) as a result of additional closings of investor commitments. For the three and nine months ended September 30, 2021, the Company incurred $0 and $42 towards organization cost and amortization of offering cost, and the Investment Adviser recaptured $1 and $98 of previously waived amounts from the Company.
As of September 30, 2022 and December 31, 2021, organization and offering costs are included in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
License Agreement
The Company entered into a license agreement with Morgan Stanley Investment Management, Inc. (the “License Agreement”) under which Morgan Stanley Investment Management, Inc., has granted the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company has a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Morgan Stanley” name.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc. (“MS Credit Partners Holdings”), an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company in 2019. As of September 30, 2022 and December 31, 2021, MS Credit Partners Holdings held approximately 12.0% and 12.5% of our outstanding shares of common stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to us beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $0 and $213 for the three and nine months ended September 30, 2022, respectively, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6) and received fees of $138 and $138 for the three and nine months ended September 30, 2022, respectively.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,613,431	$2,568,966	93.5%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	136,417	130,558	4.8	120,124	121,550	5.1
Other Securities	45,185	47,566	1.7	39,979	41,724	1.7
Total	$2,795,033	$2,747,090	100.0%	$2,373,435	$2,387,374	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	1.9%	1.7%
Air Freight & Logistics	1.1	0.5
Auto Components	3.4	3.3
Automobiles	5.3	7.4
Biotechnology	0.5	0.6
Chemicals	0.7	—
Commercial Services & Supplies	10.4	13.0
Construction & Engineering	1.4	1.5
Containers & Packaging	1.6	1.6
Distributors	3.0	1.2
Diversified Consumer Services	3.1	1.5
Diversified Financial Services	0.4	0.1
Electronic Equipment, Instruments & Components	1.1	0.7
Energy Equipment & Services	0.5	0.6
Food Products	2.6	3.1
Health Care Equipment & Supplies	0.3	0.4
Health Care Providers & Services	3.2	2.9
Health Care Technology	0.8	0.9
Industrial Conglomerates	1.5	1.8
Insurance Services	16.2	17.1
Interactive Media & Services	3.6	3.8
IT Services	10.0	10.8
Leisure Products	0.9	2.4
Machinery	3.0	2.0
Multi-Utilities	0.6	0.4
Oil, Gas & Consumable Fuels	0.0 (1)	—
Professional Services	2.8	4.0
Real Estate Management & Development	5.6	5.2
Software	14.4	11.5
Total	100.0%	100.0%
(1) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value were as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$8,257	$7,936	0.3%	$—	$—	—%
Canada	91,308	87,473	3.2	81,935	81,386	3.4
United Kingdom	—	—	—	17,804	18,200	0.8
United States	2,695,468	2,651,681	96.5	2,273,696	2,287,788	95.8
Total	$2,795,033	$2,747,090	100.0%	$2,373,435	$2,387,374	100.0%
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
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Non-controlled debt investments are generally fair valued using discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
1)each portfolio company or investment is initially valued by using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of the Investment Adviser’s senior management;
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Investment Adviser and the independent third-party valuation firm and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firm.
The fair value is generally determined based on the assessment of the following factors, as relevant:
•     the nature and realizable value of any collateral;

•     call features, put features and other relevant terms of debt;
•     the portfolio company’s leverage and ability to make payments;
•     the portfolio company’s public or private letter credit ratings;
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
The following tables present the fair value hierarchy of investments:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$26,050	$2,542,916	$2,568,966
Second Lien Debt	—	16,756	113,802	130,558
Other Securities	—	—	32,345	32,345
Subtotal	$—	$42,806	$2,689,063	$2,731,869
Investment measured at net asset value(1)				$15,221
Total				$2,747,090

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,064	$2,207,036	$2,224,100
Second Lien Debt	—	—	121,550	121,550
Other Securities	—	—	27,973	27,973
Subtotal	$—	$17,064	$2,356,559	$2,373,623
Investment measured at net asset value(1)				$13,751
Total				$2,387,374
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s member’s interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,492,968	$116,488	$32,898	$2,642,354
Purchases of investments	178,809	461	1,016	180,286
Proceeds from principal repayments and sales of investments	(94,355)	—	—	(94,355)
Accretion of discount/amortization of premium	3,520	50	—	3,570
Payment-in-kind	228	130	—	358
Net change in unrealized appreciation (depreciation)	(18,171)	(3,345)	(1,569)	(23,085)
Net realized gains (losses)	—	18	—	18
Transfers into/(out) of Level 3	(20,083)	—	—	(20,083)
Fair value, end of period	$2,542,916	$113,802	$32,345	$2,689,063

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(17,747)	$(3,345)	$(1,569)	$(22,661)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,207,036	$121,550	$27,973	$2,356,559
Purchases of investments	709,912	15,694	4,808	730,414
Proceeds from principal repayments and sales of investments	(331,077)	—	(48)	(331,125)
Accretion of discount/amortization of premium	8,645	210	—	8,855
Payment-in-kind	665	389	397	1,451
Net change in unrealized appreciation (depreciation)	(52,779)	(6,541)	(833)	(60,153)
Net realized gains (losses)	514	—	48	562
Transfers into/(out) of Level 3	—	(17,500)	—	(17,500)
Fair value, end of period	$2,542,916	$113,802	$32,345	$2,689,063

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2022	$(50,808)	$(6,522)	$(833)	$(58,163)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$1,175,696	$130,051	$16,322	$1,322,069
Purchases of investments	465,276	—	1,669	466,945
Proceeds from principal repayments and sales of investments	(54,971)	—	—	(54,971)
Accretion of discount/amortization of premium	2,095	62	—	2,157
Payment-in-kind	—	128	(54)	74
Net change in unrealized appreciation (depreciation)	2,892	391	(5)	3,278
Net realized gains (losses)	126	—	—	126
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$1,591,114	$130,632	$17,932	$1,739,678

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$3,391	$391	$(5)	$3,777
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2021:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$558,318	$53,155	$2,959	$614,432
Purchases of investments	1,205,860	89,398	13,904	1,309,162
Proceeds from principal repayments and sales of investments	(190,629)	(15,000)	—	(205,629)
Accretion of discount/amortization of premium	5,589	643	—	6,232
Payment-in-kind	—	381	197	578
Net change in unrealized appreciation (depreciation)	9,007	2,055	872	11,934
Net realized gains (losses)	120	—	—	120
Transfers into/(out) of Level 3	2,849	—	—	2,849
Fair value, end of period	$1,591,114	$130,632	$17,932	$1,739,678

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2021	$10,233	$2,055	$872	$13,160
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,542,916	Yield Analysis	Discount Rate	7.71%	20.05%	10.96%
Investments in second lien debt	113,802	Yield Analysis	Discount Rate	11.95%	16.55%	14.04%
Investments in other securities:
Unsecured debt	498	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	14,873	Income Approach	Discount Rate	9.10%	14.98%	12.45%
	1,020	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	14,734	Market Approach	EBITDA Multiple	8.10x	19.62x	13.39x
	1,220	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	32,345
Total Investments	$2,689,063

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,207,036	Yield Analysis	Discount Rate	5.55%	12.44%	7.52%
Investments in second lien debt	121,550	Yield Analysis	Discount Rate	7.12%	10.79%	8.51%
Investments in other securities:
Unsecured debt	1,350	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	9,950	Yield Analysis	Discount Rate	11.70%	12.10%	11.92%
	1,298	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,375	Market Approach	EBITDA Multiple	8.10x	19.97x	13.11x
Total investments in other securities	27,973
Total Investments	$2,356,559
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6) and 2025 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of September 30, 2022, the fair value of the Company’s 2027 Notes was $375,105. The fair value of the Company’s credit facilities and 2025 Notes are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$220,350	$220,350	$310,350	$310,350
BNP Funding Facility	322,000	322,000	463,500	463,500
Truist Credit Facility	282,233	282,233	476,000	476,000
2027 Notes(1)	419,207	375,105	—	—
2025 Notes(1)	271,517	275,000	—	—
Total	$1,515,307	$1,474,688	$1,249,850	$1,249,850
(1)The carrying value of the Company’s 2027 Notes and 2025 Notes are presented net of unamortized debt issuance costs of $4,858 and $3,483, and unamortized original issuance discount of $935 and $0, respectively.

(6)Debt
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $235,000 effective July 28, 2022. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility has a maturity date of December 31, 2022.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$2,271	$1,660	$5,450	$4,812
Facility unused commitment fees	6	17	19	66
Amortization of deferred financing costs	327	355	1,125	1,030
Total	$2,604	$2,032	$6,594	$5,908
Weighted average interest rate (excluding unused fees and financing costs)	3.76%	1.77%	2.57%	1.78%
Weighted average outstanding balance	$236,491	$366,714	$279,562	$356,160
For the three months ended September 30, 2022 and September 30, 2021, the Company borrowed $0 and $166,500, and repaid $55,000 and $123,000, respectively, under the CIBC Subscription Facility. For the nine months ended September 30, 2022 and September 30, 2021, the Company borrowed $0 and $381,500, and repaid $90,000 and $323,000, respectively, under the CIBC Subscription Facility. As of September 30, 2022 and December 31, 2021, the Company had $220,350 and $310,350 outstanding under the CIBC Subscription Facility, respectively. As of September 30, 2022 and December 31, 2021, the Company had $14,650 and $89,650, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of September 30, 2022, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Borrowing interest expense	$4,517	$2,975	$10,665	$5,546
Facility unused commitment fees	128	34	209	69
Amortization of deferred financing costs	289	289	855	783
Total	$4,934	$3,298	$11,729	$6,398
Weighted average interest rate (excluding unused fees and financing costs)	4.57%	2.46%	3.37%	2.49%
Weighted average outstanding balance	$386,962	$472,370	$417,700	$293,766
For the three months ended September 30, 2022 and September 30, 2021, the Company borrowed $0 and $125,000, and repaid $83,500 and $14,000 under the BNP Funding Facility, respectively. For the nine months ended September 30, 2022 and September 30, 2021, the Company borrowed $13,000 and $514,000, and repaid $154,500 and $32,000 under the BNP Funding Facility, respectively. As of September 30, 2022 and December 31, 2021, the Company had $322,000 and $463,500 outstanding under the BNP Funding Facility, respectively. As of September 30, 2022 and December 31, 2021, the Company had $278,000 and $136,500, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
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
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended September 30, 2022	From July 16, 2021 to September 30, 2021	For the Nine Months Ended September 30, 2022	From July 16, 2021 to September 30, 2021
Borrowing interest expense	$4,018	$267	$7,485	$267
Facility unused commitment fees	568	476	1,863	476
Amortization of deferred financing costs	267	200	905	200
Total	$4,853	$943	$10,253	$943
Weighted average interest rate (excluding unused fees and financing costs)	4.05%	2.22%	3.05%	2.22%
Weighted average outstanding balance	$388,313	$56,065	$323,300	$56,065
For the three months ended September 30, 2022 and from July 16, 2021 to September 30, 2021, the Company borrowed $127,246 and $172,500, and repaid $222,000 and $0 under the Truist Credit Facility. For the nine months ended September 30, 2022, the Company borrowed $579,246 and repaid $773,000 under the Truist Credit Facility. As of September 30, 2022 and December 31, 2021, the Company had $282,233 and $476,000 outstanding under the Truist Credit Facility, respectively. As of September 30, 2022 and December 31, 2021, the Company had $691,642 and $499,000, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).

Unsecured Notes
2027 Notes
On February 11, 2022, the Company issued $425,000 in aggregate principal amount of 4.50% notes due 2027 (the restricted securities initially issued on February 11, 2022 together with the unrestricted securities issued pursuant to the exchange offer described below, the “2027 Notes”). The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 2027 Notes. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The summary information of 2027 Notes was as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Borrowing interest expense	$4,781	$12,219
Accretion of original issuance discount	54	136
Amortization of debt issuance costs	279	704
Total	$5,114	$13,059
Stated interest rate	4.50%	4.50%
2025 Notes
On September 13, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $275,000 in aggregate principal amount of Series A Senior Notes due September 13, 2025 (the “2025 Notes”) to certain qualified institutional investors in a private placement. The 2025 Notes were delivered and paid for on September 13, 2022, subject to certain customary closing conditions. The 2025 Notes have a fixed interest rate of 7.55% per year. The 2025 Notes will mature on September 13, 2025 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the Note Purchase Agreement. Interest on the 2025 Notes is due semiannually in February and August of each year. Subject to the terms of the Note Purchase Agreement, the Company may redeem the 2025 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before June 13, 2025, a make-whole premium. The Company’s obligations under the Note Purchase Agreement are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The summary information of 2025 Notes was as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Borrowing interest expense	$1,038	$1,038
Amortization of debt issuance costs	58	58
Total	$1,096	$1,096
Stated interest rate	7.55%	7.55%

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$235,000	$220,350	$14,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	322,000	278,000	600,000	463,500	136,500
Truist Credit Facility(1)(2)	975,000	282,233	691,642	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
2025 Notes	275,000	275,000	—	—	—	—
Total	$2,510,000	$1,524,583	$984,292	$1,975,000	$1,249,850	$725,150
(1)As of September 30, 2022, a letter of credit of $1,125 was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(2)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 238. As of December 31, 2021, the Company did not have any borrowings denominated in Euros (EUR).

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended September 30, 2022 and September 30, 2021 was 4.37% and 2.16%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended September 30, 2022 and September 30, 2021 was $1,490,571 and $886,008, respectively.
The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and September 30, 2021 was 3.47% and 2.10%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine months ended September 30, 2022 and September 30, 2021 was $1,399,866 and $665,738, respectively.
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
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
As of September 30, 2022, the Company had $338,261 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $509,403 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of September 30, 2022 and December 31, 2021, the Company had $1,623,964 and $1,585,531, respectively, in total capital commitments from stockholders, of which $309,447 and $425,694, respectively, were unfunded.
(8)Net Assets
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	For the Nine Months Ended September 30, 2022	For the Year Ended December 31, 2021
Net distributable earnings (accumulated losses), beginning of period	$15,782	$4,702
Net investment income/(loss) after taxes	89,738	72,929
Accumulated realized gain (loss)	556	1,895
Net unrealized appreciation (depreciation)	(61,869)	8,431
Dividends declared	(86,667)	(72,315)
Tax reclassification of stockholders’ equity	—	140
Net distributable earnings (accumulated losses), end of period	$(42,460)	$15,782

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
July 28, 2022	3,903,231	79.8
Total	7,451,363	$154.7
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
July 16, 2021	7,161,130	149.9
Total	20,423,094	$424.9
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	30,611
Total Distributions			$1.42	$86,667

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56	20,080
Total Distributions			$1.50	$42,624
The Company adopted an “opt in” dividend reinvestment plan (the "DRIP"). As a result, the Company’s stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the nine months ended September 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
July 27, 2022	7,614	372,338
Total	$22,118	1,063,441

The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the nine months ended September 30, 2021 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
Total	$8,471	410,020
(9)Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator - net increase/(decrease) in net assets resulting from operations	$9,442	$22,236	$28,425	$56,835
Denominator - weighted average shares outstanding	64,102,092	34,649,255	60,169,337	25,736,110
Basic and diluted earnings per share	$0.15	$0.64	$0.47	$2.21
(10)Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data:(1)
Net asset value, beginning of period	$20.91	$20.08
Net investment income (loss)	1.49	1.74
Net unrealized and realized gain (loss)(2)	(0.98)	0.53
Net increase (decrease) in net assets resulting from operations	0.51	2.27
Dividends declared	(1.42)	(1.50)
Issuance of common stock	—	0.04
Total increase (decrease) in net assets	(0.91)	0.81
Net asset value, end of period	$20.00	$20.89
Shares outstanding, end of period	65,352,831	35,857,539
Total return based on net asset value(3)	2.43%	11.69%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,307,150	$749,153
Weighted average shares outstanding	60,169,337	25,736,110
Ratio of net expenses to average net assets(4)	6.70%	6.55%
Ratio of expenses before waivers to average net assets(4)	8.26%	8.07%
Ratio of net investment income to average net assets(4)	9.95%	11.42%
Ratios of total contributed capital to total committed capital, end of period	80.94%	45.54%
Asset coverage ratio	185.74%	171.56%
Portfolio turnover rate	13.10%	19.20%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2022 and September 30, 2021, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
On October 27, 2022, the Company closed new capital commitments of $5.4 million, which brings the Company’s total capital commitments to $1,629.4 million.

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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19 (also referred to as the "Coronavirus");
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•the impact of interruptions in the supply chain on our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by financial sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate (“LIBOR” or “L”), and currently, the Secured Overnight Financing Rate (“SOFR” or “S”).
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
Pursuant to exemptive relief from the SEC granted to our Adviser (as amended, the “Order”) we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
Uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. In addition, government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, whether as a result of the impact of the Coronavirus pandemic or otherwise, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, have led and could continue to lead to inflationary economic environments that could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment, including as it relates to the Coronavirus pandemic and guidance from U.S. and international public health authorities. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the developments described above on our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment, and we and our Investment Adviser continue to be fully operational.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions on income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as LIBOR or SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments are expected to fluctuate significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
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
•costs of any other offerings of our common stock, par value $0.001 per share (the “Common Stock”), and other securities;
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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of September 30, 2022, we had investments in 139 portfolio companies across 29 industries. Based on fair value as of September 30, 2022, more than 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Less than 0.1% of our debt portfolio at fair value had a fixed interest rate. As of September 30, 2022, our weighted average total yield of investments in debt securities at amortized cost was 9.6%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022.
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
As of September 30, 2022, 77% of our investments, calculated as a percentage of gross debt commitments (funded and unfunded), were loans in support of LBOs and acquisitions of portfolio companies by private equity sponsors. In addition, our debt portfolio displayed the following characteristics, with exception of weighted average yield, as of the closing date of each of our investments1 unless otherwise noted:
Borrower Characteristics
•Weighted average last 12-month EBITDA of approximately $120 million of our portfolio companies;
•Weighted average of 6.1x net leverage through tranche of our portfolio companies2;
•Weighted average of 45% loan to value of our portfolio companies3;
Portfolio Characteristics
•Weighted average yield on debt investments, at cost, of 9.6%4;
•Approximately 82% of debt investments with one or more financial covenants;
•Approximately 6% of our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility;
•No realized losses as a result of loan defaults and/or credit deterioration since inception through September 30, 2022;
•One investment of $1.8 million, or approximately 0.1% of total investments at cost on non-accrual as of September 30, 2022; and
•the average position size of our investments was approximately $19.8 million, or 0.72% of total fair value and our top ten portfolio companies represented 22.9% of total fair value as of September 30, 2022.
1 Calculated as a percentage of gross commitments (funds and unfunded). Weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that we are a lender, excluding recurring revenue investments.
3 Calculated using enterprise value from the private equity sponsor or market comparables divided by total outstanding debt through the tranche that the Company is a lender.
4 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2022.

Our portfolio as of September 30, 2022 and December 31, 2021 is presented below:

	As of
	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,613,431	$2,568,966	93.5%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	136,417	130,558	4.8	120,124	121,550	5.1
Other Securities	45,185	47,566	1.7	39,979	41,724	1.7
Total	$2,795,033	$2,747,090	100.0%	$2,373,435	$2,387,374	100.0%
Our investment activities for the three months ended September 30, 2022 and September 30, 2021 are presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2022	September 30, 2021
New Investments Committed/Purchased
Gross Principal Balance(1)	$122,087	$591,083
Less: Syndications	—	—
Net New Investments Committed/Purchased	$122,087	$591,083
Investments, at Cost
Investments, beginning of period	$2,705,519	$1,337,637
New investments purchased	180,287	466,945
Net accretion of discount on investments	3,597	2,167
Payment-in-kind	358	74
Net realized gain (loss) on investments	18	126
Investments sold or repaid	(94,746)	(55,014)
Investments, end of period	$2,795,033	$1,751,935
Amount of investments funded, at principal
First lien debt investments	$180,542	$474,825
Second lien debt investments	471	1,669
Other securities(2)	1,016	—
Total	$182,029	$476,494
Amount of investments sold/fully repaid, at principal
First lien debt investments	$75,074	$42,917
Second lien debt investments	—	—
Total	$75,074	$42,917
Weighted average yield on debt and income producing investments, at cost(3)	9.6%	7.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.7%	7.3%
Number of portfolio companies	139	77
Percentage of debt investments bearing a floating rate, at fair value	100.0%	99.9%
Percentage of debt investments bearing a fixed rate, at fair value(4)	0.0%	0.1%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on accruing debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$44,355	1.9%	1
Risk rating 2	2,718,554	99.0	137	2,343,019	98.1	97
Risk rating 3	28,536	1.0	2	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,747,090	100.0%	139	$2,387,374	100.0%	98
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total investment income	$62,719	$31,729	$157,017	$75,488
Less: Net expenses	28,905	12,909	67,279	30,592
Net investment income	33,814	18,820	89,738	44,896
Less: Excise tax expense	—	—	—	5
Net investment income (loss) after taxes	33,814	18,820	89,738	44,891
Net change in unrealized appreciation (depreciation)	(24,390)	3,290	(61,869)	11,824
Net realized gain (loss)	18	126	556	120
Net increase (decrease) in net assets resulting from operations	$9,442	$22,236	$28,425	$56,835

Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income	$60,798	$30,663	$151,976	$68,403
Payment-in-kind interest income	506	302	1,055	680
Dividend income	439	138	980	260
Other income	976	626	3,006	6,145
Total investment income	$62,719	$31,729	$157,017	$75,488
Total investment income increased from $31,729 for the three months ended September 30, 2021 to $62,719 for the three months ended September 30, 2022. Total investment income increased from $75,488 for the nine months ended September 30, 2021 to $157,017 for the nine months ended September 30, 2022. The increases were primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $1,769,267 as of September 30, 2021 to $2,747,090 as of September 30, 2022. As of such dates, all our senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of September 30, 2022 was $1,777.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2022 and September 30, 2021, and for the periods then ended, all of our first and second lien debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows for the three and nine months ended September 30, 2022 and September 30, 2021, respectively:

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Expenses:
Interest and other financing expenses	$18,601	$6,273	$42,731	$13,249
Management fees	6,865	3,864	19,583	8,635
Income based incentive fee	7,173	4,119	18,517	9,965
Capital gains incentive fee	—	598	(2,441)	2,090
Professional fees	923	554	2,323	1,595
Organization and offering costs	—	—	—	42
Directors’ fees	87	84	262	249
Administrative service fees	54	54	124	158
General and other expenses	351	260	828	987
Total expenses	34,054	15,806	81,927	36,970
Expense support	—	1	39	98
Management fees waiver	(5,149)	(2,898)	(14,687)	(6,476)
Net expenses	$28,905	$12,909	$67,279	$30,592
Excise tax expense	$—	$—	$—	$5
For the three and nine months ended September 30, 2022, net expenses were primarily comprised of interest expense and other financing expenses of $18,601 and $42,731, gross base management fees of $6,865 and $19,583, income based incentive fees of $7,173 and $18,517, capital gains incentive fee of $0 and $(2,441), administrative service expenses of $54 and $124, professional fees of $923 and $2,323, fees to independent directors of $87 and $262, and other expenses of $351 and $828; offset by management fee waiver of $5,149 and $14,687, and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $0 and $39, respectively.

For the three and nine months ended September 30, 2021, net expenses were primarily comprised of interest expense and other financing expenses of $6,273 and $13,249, gross base management fees of $3,864 and $8,635, income based incentive fees of $4,119 and $9,965, capital gains incentive fees of $598 and $2,090, administrative service expenses of $54 and $158, professional fees of $554 and $1,595, fees to independent directors of $84 and $249, and other expenses of $260 and $987; offset by management fee waiver of $2,898 and $6,476, and increased by expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $1 and $98, respectively.
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
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income (the "ICTI"), as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three and nine months ended September 30, 2022, we have not accrued any U.S. federal excise tax. For the three and nine months ended September 30, 2021, we have accrued $0 and $5 of U.S. federal excise tax, respectively.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Realized and unrealized gains (losses) on investment transactions:
Realized gain (loss):
Non-controlled/non-affiliated investments	$18	$126	$556	$120
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(24,390)	3,290	(61,869)	11,824
Net realized and unrealized gains (losses)	$(24,372)	$3,416	$(61,313)	$11,944
For the three and nine months ended September 30, 2022, net realized gain on our investments was $18 and $556, respectively, primarily driven by the sale of debt and equity investments in our portfolio. For the three and nine months ended September 30, 2021, net realized gain was $126 and $120, respectively, primarily driven by the sale of debt and equity investments in our investment portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $24,390 and $61,869 was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the three and nine months ended September 30, 2021, net change in unrealized appreciation on our investments of $3,290 and $11,824 was primarily driven by the increases of valuations of our debt and equity investments in a tightening credit environment and generally strong portfolio company performance.
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
As of September 30, 2022, we had approximately $59.9 million of cash, which taken together with our approximately $14.7 million, $278.0 million and $691.6 million of availability under the CIBC Subscription Facility, the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined below), respectively, and our approximately $309.4 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Equity
As of September 30, 2022, we had received aggregate capital commitments of approximately $1,624.0 million. In accordance with the terms of the subscription agreements (the “Subscription Agreements”) entered into by investors in us, our board of directors approved a one-year extension of the Investment Period (as defined in the Subscription Agreements) such that the Investment Period will expire on December 23, 2023.
For the nine months ended September 30, 2022, we received proceeds from two capital calls and issued shares to our stockholders. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
July 28, 2022	3,903,231	79.8
Total	7,451,363	$154.7
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
July 16, 2021	7,161,130	149.9
Total	20,423,094	$424.9
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the nine months ended September 30, 2022 and September 30, 2021, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	9.3%	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	9.3%	30,611
Total Distributions			$1.42		$86,667

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45	10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49	10.7%	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56	11.1%	20,080
Total Distributions			$1.50		$42,624
(1)Dividend yield (annualized) is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter, the capital called and dividend reinvested during the quarter and annualizing over 4 quarterly periods.

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

The following tables summarize DRIP shares issued and amounts for the nine months ended September 30, 2022 and September 30, 2021:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
July 27, 2022	7,614	372,338
Total	$22,118	1,063,441

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
Total	$8,471	410,020
Debt
Our outstanding debt obligations were as follows:

	September 30, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility	$235,000	$220,350	$14,650	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	322,000	278,000	600,000	463,500	136,500
Truist Credit Facility(1)(2)	975,000	282,233	691,642	975,000	476,000	499,000
2027 Notes	425,000	425,000	—	—	—	—
2025 Notes	275,000	275,000	—	—	—	—
Total	$2,510,000	$1,524,583	$984,292	$1,975,000	$1,249,850	$725,150
(1)As of September 30, 2022, a letter of credit of $1,125 was outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount.
(2)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 238. As of December 31, 2021, the Company did not have any borrowings denominated in Euros (EUR).

For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Debt."
RECENT DEVELOPMENTS
Subsequent to September 30, 2022 through November 8, 2022, we have closed or the Investment Committee has committed/approved approximately $45.3 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $43.0 million were first lien senior secured loans and $2.3 million were other securities. 100% of the senior secured loans were floating rate loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part II, Item 1A of our Form 10-K.

RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited consolidated financial statements if not defined herein):
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuation, our investments are valued at fair value in good faith by the Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part II, Item 1A. Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations” in this Form 10-Q and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in the Form 10-K.
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
As of September 30, 2022, 100.0% of our income-producing senior secured debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$83,780	$(24,737)	$59,043
Up 200 basis points	$55,854	$(16,492)	$39,362
Up 100 basis points	$27,927	$(8,246)	$19,681
Down 100 basis points	$(27,807)	$8,246	$(19,561)
Down 200 basis points	$(52,229)	$16,492	$(35,737)
Down 300 basis points	$(64,176)	$24,737	$(39,439)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Certain investors are limited in their ability to make significant investments in us.
Investment companies registered under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm each quarter and month-end. The types of factors that our Valuation Designee, under the supervision of our Board of Directors, may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of shares of our Common Stock) the valuation of our portfolio to reflect our Board of Directors’ approval of the fair value of each investment in our portfolio, as determined by the Valuation Designee. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer and our portfolio may be concentrated in a limited number of industries.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Additionally, our portfolio may be concentrated in a limited number of industries and a downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.
To the extent that we assume large positions in the securities of a small number of issuers or our portfolio is concentrated in a limited number of industries, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or particular industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance industry, which could reduce their profitability and potentially limit their growth.

We may invest portions of our portfolio in the insurance industry. The insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows.
We may be subject to risks associated with our investments in the commercial services and supplies industry.
We could invest in portfolio companies in the commercial services and supply industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the operating results and financial condition of our portfolio companies in the commercial services and supplies industry could be adversely affected due to a number of factors, including but not limited to a decrease in demand for their services or supplies relating to seasonality or market forces and various other factors. In addition, there are risks involved with sales, marketing, managerial and related capabilities of our portfolio companies in the commercial services and supplies industry. For example, recruiting and training a workforce is expensive and time-consuming and could delay the provision of commercial services, result in diminished services, or delay the delivery of supplies. If our portfolio companies in the commercial services and supplies industry fail to devote resources and attention to sell and market their services or products effectively, they could fail to generate sufficient revenues and reach or sustain profitability and to repay interest or principal on our debt investments. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 19, 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the U.S. and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation and following a period of uncertainty as a result of the Coronavirus pandemic. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities or the impact of the Coronavirus pandemic or other public health concerns. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, whether in response to the Coronavirus pandemic or otherwise, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
Capital markets volatility and instability have also occurred in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board of Directors, including all of our directors who are not “interested persons” of the Company, as defined in the 1940 Act.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the Bank Holding Company Act of 1956, as amended (the “BHCA”) regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a bank holding company, or BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.

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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs and BDCs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities, or to comply with additional restrictions on our investments or capital structure, or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. The Adviser currently acts pursuant to an exemption from registration as a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”). These requirements restrict the types of commodity investment strategies that the Adviser can pursue while remaining exempt, and if the Adviser were to seek other investment strategies that required it to register with the CFTC, that registration would increase their, and therefore our, costs. In addition, new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
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
To the extent that certain tax law changes announced but not yet enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations, are subsequently enacted, such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.

Ongoing implementation of, or changes in, including changes in interpretation or enforcement of, laws and regulations could impose greater costs on us and on financial services companies and impact the value of assets we hold and our business, financial condition and results of operations. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from accidental technological failure.
Like other financial services firms, Morgan Stanley continues to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks, data breaches, social engineering attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.
Although we, the Adviser, the Administrator and Morgan Stanley have developed protocols, processes, internal controls and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. In addition, the Company, the Adviser, the Administrator or our portfolio companies could be required to make a significant investment to remedy the effects of any cybersecurity incident, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance. The increased use of mobile and cloud technologies can heighten these and other operational risks.
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
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including polio, swine flu, avian influenza, SARS, coronaviruses and the monkeypox virus.
In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but could be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. It is not possible to predict the duration or extent of longer-term consequences of this conflict, which could include further sanctions, retaliatory and escalating measures taken by Russia, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
Market volatility resulting from the Coronavirus pandemic and other public health concerns has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
The extent to which the Coronavirus and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply- chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Report on Form 8-K filed on August 1, 2022 for an issuance of our Common Stock for the three months ended September 30, 2022. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
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

MORGAN STANLEY DIRECT LENDING FUND

Dated: November 8, 2022	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: November 8, 2022	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)