Form 10-K
period 2022-12-31
Morgan Stanley Direct Lending Fund
filed 2023-03-09
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 9, 2023, there was no established public market for the registrant’s common stock.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 9, 2023 was 70,981,913.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

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
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Common Stock” refers to our common stock, par value $0.001 per share; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2022.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our Common Stock pursuant to a subscription agreement entered by MS Credit Partners Holdings, Inc. described below. Morgan Stanley has no history of financially supporting any of the other business development companies, or BDCs, managed by our Adviser, each a MS BDC, and together with us, the MS BDCs, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as the COVID-19 (also referred to as the “Coronavirus”) pandemic;
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
•the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

PART I
Item 1. Business
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by MS Capital Partners Adviser Inc., an indirect, wholly owned subsidiary of Morgan Stanley, or the Adviser. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Inter-bank Offered Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR).
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
The middle-market loans in which we generally invest are typically not rated by any rating agency, but we believe that if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these rating agencies is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) drawing upon the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) drawing on the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. Despite recent market volatility, we believe the middle-market direct lending market environment continues to be attractive. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current inflationary economic environment, and deal flow.
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession has created stress on the market and could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described in this Form 10-K, or this report, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment. See “Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” in this report.

On December 23, 2019, we completed our initial closing, or Initial Closing, of capital commitments to purchase shares of our Common Stock in a private placement pursuant to subscription agreements with investors (the “Subscription Agreements”). Since our Initial Closing, we held additional closings and received aggregate capital commitments to purchase Common Stock. As of December 31, 2022, total capital commitments were approximately $1,629.4 million, approximately $1,409.1 million of which had been called as of December 31, 2022.
We may draw down capital commitments to make investments or pay expenses at any time during our investment period, or Investment Period, which ends on December 23, 2023 after the one-year extension approved by our Board of Directors. After the end of the Investment Period, we can draw down remaining capital commitments, if any, to the extent necessary to: (a) pay our expenses, including management fees, incentive fees and any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations and any other liabilities, contingent or otherwise, and/or (b) complete investments or obligations (including guarantees) in any transactions for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle, or binding written agreement as of the end of the Investment Period (including investments that are funded in phases).
The Adviser
We have entered into an investment advisory agreement with our Adviser on November 25, 2019 (the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by a majority of our stockholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2022. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Advisory Agreement.”
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed committed capital1 of approximately $14.9 billion at fair value as of March 1, 2023. The MS Private Credit platform was launched in 2010 and includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximizes deal origination and enhances the ability to generate attractive risk adjusted returns for our investors.
Our Investment Committee is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by the Investment Team within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition, to the Company’s executive officers and their support team, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2022, the Direct Lending strategy includes the Company and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of March 1, 2023, Direct Lending managed approximately $13.0 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of March 1, 2023, Opportunistic Credit managed approximately $1.9 billion in committed capital.
Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital.

individuals. Morgan Stanley maintains a significant market position in each of its business divisions-Institutional Securities Group, or ISG, Wealth Management, or WM, and IM. We are not a subsidiary of or consolidated with Morgan Stanley and Morgan Stanley does not guarantee any of our financial obligations.
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2022, IM managed approximately $1.3 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 25, 2019, between us and the Administrator (the “Administration Agreement”).
We do not currently have any employees. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Board of Directors, including our Independent Directors, reviews the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or managed by the Administrator and its affiliate. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Management Agreements-Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
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
•Proper oversight and governance provided by experienced management teams and a board of directors, as well as other industry and/or operating expertise from the sponsors;
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
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom (“U.K.”) and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. As of December 31, 2022, the Company’s exposure to businesses that the Adviser believes may be subject to business cycle volatility, was approximately 6.5% of gross investment commitments. Additionally, we typically avoid direct exposure to investments in certain sectors such as retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography.

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
We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:
•EBITDA of $15 – $200 million;
•Defensible, leading market positions;
•Unique or specialized strategy or other meaningful barriers to entry;
•Low technology or market risks;
•Diversified product offering, customer and supplier base;
•Stable cash flows;
•Low capital expenditure requirements;
•General avoidance of what we believe to be cyclical industry sectors;
•Predominantly North American base of operations;
•Typical loan-to-value of up to 60%; and
•Experienced management teams with successful track records.
We expect that once we are fully invested, our investments will generally comply with the following limits, measured as a percentage of the sum of our aggregate equity commitments and our use of leverage (expected to be 1.0x – 1.25x as measured by debt-to-equity, subject to a cap of 2.0x), in each case, at the time the relevant investment is made:
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
Market Opportunity
We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.

•Bank participation in middle-market secured loans has continued to decrease, which we believe is primarily a result of changes in banking regulation and deal structures, and the continued supply-demand imbalance that favors non-bank lenders such as ourselves.
•Certain private equity sponsors who historically sought to finance their transactions in the public markets have turned to private credit providers, including us, to finance their transactions. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% to 17% from 2010 to June 2022.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $627 billion of middle-market loans with maturities between the first quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin, shows that as of December 31, 2022, there was approximately $1,021 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities.
•Middle-market companies, we believe, typically have less leverage, larger equity contributions, lower rates of default, and achieve higher recoveries as compared to broadly syndicated loans. We believe middle-market loans also tend to garner more attractive pricing, conservative structures, tighter legal documentation, meaningful financial covenants, and provide for greater access to management than broadly syndicated loans. Furthermore, we believe middle-market loans often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•We believe that the Company is well positioned in the current rising rate environment. Approximately 100% of the Company’s debt investments are floating rate and the Company should benefit from higher yields as interest rates rise. As of December 31, 2022, 3-month SOFR, a popular benchmark for the loans in the Company, has increased by approximately 4.5% since the start of 2022.
•As of the date of this report, we have generally witnessed an improvement in terms, including higher reference rates, wider spreads, more conservative leverage profiles and increasingly lender-friendly documentation. Although leveraged buyout activity has declined amidst the market dislocation, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle- market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the Morgan Stanley origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment, subject to its internal policies and procedures and applicable law, rules and regulations. The investment professionals of the Adviser consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to

assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment in accordance with its established policies and procedures. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Adviser’s Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
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
The Investment Committee members servicing the Company have an average of 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019. As of December 31, 2022 and December 31, 2021, MS Credit Partners Holdings held approximately 11.9% and 12.5% of our outstanding shares of Common Stock, respectively. Morgan Stanley has no other obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
Origination
We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.
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
We believe the large volume of untapped potential lending opportunities sourced by the Firm and the scale of the MS Private Credit origination platform should allow us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.

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
Portfolio Monitoring and Risk Management
We believe that proactive monitoring of our portfolio companies is an important part of the investment process. The Adviser engages in formal and informal dialogue with portfolio company management teams, private equity sponsors, suppliers and customers, as appropriate, through conversations facilitated, in part, by the Firm’s global network in an attempt to give us an ongoing advantage relative to other investors. The Adviser receives monthly or quarterly financial reports from portfolio companies. This information access and ongoing interactions with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, ESG review, Internal Risk Ratings, revenue, EBITDA and leverage.
Frequency of review of individual loans is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed quarterly at a minimum and more frequently as appropriate. In addition, the Adviser holds monthly “watchlist” meetings which include a discussion of all transactions that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.
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
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be reduced or increased over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for the portfolio distribution of Internal Risk Rating as of December 31, 2022 and December 31, 2021.

Beyond the policies and protocols detailed above, our Adviser’s Investment Team servicing the Company performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from a rise in energy prices, volatility in foreign currency exchange rates, interruptions in the supply chain, inflation expectations and interest rate sensitivity.
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
In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our investors. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — MS Credit Partners Holdings Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities.
We may, however, invest alongside the Affiliated Investment Accounts in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that, allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of CLOs and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments, including from new competitors, could result in fewer investment opportunities and less favorable pricing for us, as our competitors target the same or similar investments that we intend to purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Implications of Being an Emerging Growth Company
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of an Exchange Listing (as defined below) occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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
Investments
As of December 31, 2022, we had investments in 150 portfolio companies across 30 industries. Based on fair value as of December 31, 2022, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. Our weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,753,620	$2,694,111	93.8%
Second Lien Debt	136,620	128,350	4.5
Other Securities	49,406	51,127	1.7
Total	$2,939,646	$2,873,588	100.0%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,213,332	$2,224,100	93.2%
Second Lien Debt	120,124	121,550	5.1
Other Securities	39,979	41,724	1.7
Total	$2,373,435	$2,387,374	100.0%

The industry composition of our investments at fair value is as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.8%	1.7%
Air Freight & Logistics	1.1	0.5
Auto Components	3.8	3.3
Automobiles	5.1	7.4
Biotechnology	0.5	0.6
Chemicals	0.6	—
Commercial Services & Supplies	11.2	13.0
Construction & Engineering	1.3	1.5
Containers & Packaging	1.6	1.6
Distributors	4.2	1.2
Diversified Consumer Services	3.0	1.5
Diversified Financial Services	0.7	0.1
Electronic Equipment, Instruments & Components	1.0	0.7
Energy Equipment & Services	0.5	0.6
Food Products	2.5	3.1
Health Care Equipment & Supplies	0.3	0.4
Health Care Providers & Services	3.4	2.9
Health Care Technology	0.7	0.9
Industrial Conglomerates	0.2	1.8
Insurance Services	15.7	17.1
Interactive Media & Services	3.5	3.8
IT Services	9.6	10.8
Leisure Products	0.8	2.4
Machinery	3.0	2.0
Multi-Utilities	0.6	0.4
Oil, Gas & Consumable Fuels	0.0 (1)	—
Pharmaceuticals	0.4	—
Professional Services	3.2	4.0
Real Estate Management & Development	5.4	5.2
Software	14.3	11.5
Total	100.0%	100.0%
(1) Amount rounds to 0.0%.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$10,187	$9,870	0.3%	$—	$—	—%
Canada	108,820	105,764	3.7	81,935	81,386	3.4
United Kingdom	11,157	11,157	0.4	17,804	18,200	0.8
United States	2,809,482	2,746,797	95.6	2,273,696	2,287,788	95.8
Total	$2,939,646	$2,873,588	100.0%	$2,373,435	$2,387,374	100.0%
See the Consolidated Schedule of Investments as of December 31, 2022 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022 and December 31, 2021, our asset coverage ratio was 191.2% and 195.1%.
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
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. As a part of the Investment Advisory Agreement, we agreed to reimburse the Adviser for certain expenses it incurs on our behalf. The Adviser agreed to waive any reimbursement by us of offering and organizational expenses the Adviser incurs on the Company’s behalf in excess of the greater of (i) one million dollars ($1,000,000), and (ii) one-tenth of one percent (0.10%) of the aggregate capital commitments raised in the initial and subsequent closings of our initial private offering during the three-year period commencing on the date of the Initial Closing. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or our stockholders, including, in each case, a majority of Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2022.
Base Management Fee
The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering (an “Exchange Listing”), the Adviser has agreed to irrevocably waive the portion of the base management fee in excess of 0.25% of our average gross assets calculated in accordance with the Investment Advisory Agreement, which waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments. Base management fees for any partial month or quarter will be appropriately pro-rated.
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
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among the Company and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement)

arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as an administrator for us, subject to the provisions of the 1940 Act.
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
•Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•We may not replicate the historical results achieved by other entities advised by or sponsored by members of the Investment Committee or by the Adviser or its affiliates.
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
•Certain investors are limited in their ability to make significant investments in us
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, and, as a result, there may be uncertainty as to the value of our portfolio investments.
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
•Our debt investments may be risky, and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•Covenant-lite loans may expose us to different risks.
•The lack of liquidity in our investments may adversely affect our business.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies may repay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.

•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Risks Relating to Our Common Stock
•There is no public market for shares of our Common Stock, and there is no assurance that a public market of shares of our Common Stock will develop.
•There are restrictions on holders of our Common Stock.
•The net asset value of our Common Stock may fluctuate significantly.
•There is a risk you may not receive distributions.
•Investing in our Common Stock may involve an above average degree of risk.
•We have not established any limit on the amount of funds we may use from available sources to fund dividends.
Risks Relating to the Notes
•The Company’s 4.50% notes due 2027, or the 2027 Notes, and the Company’s 7.55% Series A Senior Notes due September 13, 2025, or the 2025 Notes and, together with the 2027 Notes, the Notes, are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
•The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
•An increase in market interest rates could result in a decrease in the value of the Notes.
General Risk Factors
•We are operating in a period of capital markets volatility and economic uncertainty.
•New or modified laws or regulations governing our or Morgan Stanley’s operations may adversely affect our business.
•We are highly dependent on information systems, and systems failures could significantly disrupt our business.
•Terrorist attacks, acts of war, natural disasters, outbreaks, or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results, and financial condition.
Regulation as a Business Development Company
General
On November 25, 2019, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. Shares of our Common Stock are not currently listed on a national securities exchange; however, we may pursue a Liquidity Event, including an Exchange Listing, in the future. We define a “Liquidity Event” as any of: (1) an Exchange Listing, (2) the sale of all or substantially all of our assets to, or other liquidity event with, another entity or (3) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated and intend to qualify annually as a RIC. See “Certain Material U.S. Federal Income Tax Considerations.”
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On December 16, 2019, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of December 17, 2019. As a result of stockholder approval, effective December 17, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements, which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
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
An investment adviser registered under the Investment Advisers Act of 1940, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote the Company’s securities in a timely manner free of conflicts of interest and in our best interests and the best interests of the Company’s stockholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to the Company’s portfolio securities in what it believes to be the best interest of the Company’s stockholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to the Company’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Company intends to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to the Company’s portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: Morgan Stanley Direct Lending Fund c/o Morgan Stanley 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.
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
Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company, or FHC, status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Because a Morgan Stanley affiliate is acting as our Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act.
Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as an FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
The BHCA generally prohibits BHCs, such as Morgan Stanley, and its subsidiaries from acquiring more than de minimis equity interests in non-financial companies unless certain exemptions apply. Further, under the BHCA, eligible FHCs and their subsidiaries have authority to engage in a broader range of investments and activities than BHCs that are not FHCs.
A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association, or the Banks. These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of Dodd-Frank could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley and the Adviser, any limited divestiture should not directly involve the Adviser.

Dodd-Frank and Volcker Rule Disclosure
Section 619 of Dodd-Frank, commonly known as the “Volcker Rule,” and regulations to implement the Volcker Rule issued by the U.S. federal financial regulators in December 2013, referred to as the Implementing Regulations, generally restrict any “banking entity” (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand. The term “covered fund” includes, among others, hedge funds and private-equity funds that are privately offered in the United States and that rely on Sections 3(c)(1) or 3(c)(7) of the 1940 Act to avoid being treated as “investment companies” under the 1940 Act.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 24, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2023.
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
Certain Material U.S. Federal Income Tax Considerations
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends-received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant or security.
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
Staffing
We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. We pay no compensation directly to any interested director or executive officer of the Company. We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer.

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
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to certain of the other investment vehicles advised by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
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
Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. On March 5, 2021, the U.K.’s Financial Conduct Authority, or the FCA, publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased entering into new LIBOR contracts after December 31, 2021. In accordance with announcements by the FCA and the

ICE Benchmark Administration, which administers LIBOR publication, the publication of most non-U.S. dollar LIBOR rates ceased as of the end of December 2021. While publication of the 1, 3 and 6 month Sterling and Japanese yen LIBOR settings will continue at least for one year on the basis of a synthetic methodology (known as “synthetic LIBOR”), these rates have been designated unrepresentative by the FCA and are solely available for use in legacy transactions. Furthermore, while certain U.S. dollar LIBOR tenors are expected to continue to be published until June 30, 2023, subject to certain exceptions, since December 31, 2021, banks have been instructed by the U.S. banking agencies and the FCA to cease entering into new contracts referencing LIBOR. The Federal Reserve Bank of New York now publishes SOFR based on overnight U.S. Treasury repurchase agreement transactions, which has been recommended as the alternative to U.S. dollar LIBOR by the Alternative Reference Rates Committee convened by the Federal Reserve and the Federal Reserve Bank of New York. Further, the Bank of England publishes a reformed Sterling Overnight Index Average, comprised of a broader set of overnight Sterling money market transactions, which has been selected by the Working Group on Sterling Risk-Free Reference Rates as the alternative rate to Sterling LIBOR. Certain bank-sponsored committees in other jurisdictions, including Europe, Japan and Switzerland, have selected alternative reference rates denominated in other currencies. Certain of the loan agreements with our portfolio companies include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates. As of December 31, 2022, approximately 56% of our debt portfolio at fair value bore interest at a floating rate determined on the basis of LIBOR.
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of our Adviser to achieve our investment objective. We cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that the Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Investment Committee or of other senior investment professionals of the Adviser and its affiliates could limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships and expertise of Morgan Stanley will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations and cash flows. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our Common Stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — MS Credit Partners Holdings Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We are dependent upon management personnel of our Adviser for our future success.
We do not have any internal management capacity or employees. The Adviser depends on the investment professionals of affiliates of Morgan Stanley and such investment professionals’ diligence, skill and network of business contacts. Our success will depend to a significant extent on the continued service and coordination of our executive officers and members of the investment committee. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance. Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment selection criteria. Accomplishing this result on a cost-effective basis is largely a function of the Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator may also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including the MS BDCs, which are advised by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
As a result of our Adviser and Administrator’s affiliation with, and the Investment Committee members’ employment by, Morgan Stanley, there may be times when the Adviser, the Administrator or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest. As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities, including financial advisory services, investment management activities, lending, commercial banking, sponsoring and managing private investment funds, engaging in broker-dealer transactions and principal securities, commodities and foreign exchange transactions, research publication and other activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our stockholders, notwithstanding Morgan Stanley’s participation as one of our investors. Investors should be aware that potential and actual conflicts of interest between Morgan Stanley or any Affiliated Investment Account, on the one hand, and us, on the other hand, may exist and others may arise in connection with our operation. Morgan Stanley’s employees may also have interests separate from those of Morgan Stanley and us. There is no assurance that conflicts of interest will be resolved in favor of the Company’s stockholders, and, in fact, they may not be.
Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.
Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law and/or exemptive relief, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. In addition, to the extent permitted by applicable law, investment opportunities in companies in which certain Affiliated Investment Accounts have already invested may be available to the Company notwithstanding that the Company has no existing investments in such portfolio company, resulting in assets of the Company potentially providing value to, or otherwise supporting the investments of, other Affiliated Investment Accounts. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company, itself and the Affiliated Investment Accounts, including the MS BDCs. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company and such Affiliated Investment Accounts in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.
It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of one of our portfolio companies. Such investment could create conflicts of interest among the Company, Morgan Stanley and/or the Affiliated Investment Account. Morgan Stanley may also have conflicts of interest in the allocation of Morgan Stanley resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit sponsoring funds.
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
It should be noted that Morgan Stanley has, directly and indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
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
Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us. The Adviser and/or Morgan Stanley may also from time to time be subject to contractual “stand-still” obligations and/or confidentiality obligations that may restrict the Adviser’s ability to trade in or make certain investments on behalf of the Company. In addition, Morgan Stanley may be precluded from disclosing such information to the Investment Team, even in circumstances in which the information would benefit the Company if disclosed. Therefore, the Adviser may not be provided access to material nonpublic information in the possession of Morgan Stanley that might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment that, if such information had been known to it, may not have been undertaken. In addition, certain members of the Investment Team and of the Investment Committee may be recused from certain investment-related discussions, including investment committee meetings, so that such members do not receive information that would limit their ability to perform functions of their employment with Morgan Stanley unrelated to the Company. Furthermore, access to certain parts of Morgan Stanley may be subject to third party confidentiality obligations and to information barriers established by Morgan Stanley in order to manage potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act. Accordingly, the Company’s ability to source investments from other business units within Morgan Stanley may be limited and there can be no assurance that the Company will be able to source any investments from any one or more parts of the Morgan Stanley network.
Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser. The base management fee is based on our average gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average gross assets, the Adviser benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor us and our stockholders.
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
The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay our Adviser an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Conflicts related to other arrangements with the Adviser and its affiliates.
We have entered into a license agreement, or License Agreement, with Morgan Stanley Investment Management, Inc., an affiliate of our Adviser, under which Morgan Stanley Investment Management, Inc. has granted us a non-exclusive, royalty-free license to use the name “Morgan Stanley.” In addition, we pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. These arrangements create conflicts of interest that our Board of Directors monitors.
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
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we are prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund advised by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive order granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our ICTI, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
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

stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations.”
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our ICTI, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Directors. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, as a BDC we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We have in the past and may in the future issue senior debt securities to banks, insurance companies and other lenders.

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
The following table illustrates the effect of leverage on returns from an investment in our Common Stock as of December 31, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(25.8)%	(15.1)%	(4.4)%	6.2%	16.9%
(1) Assumes $2,986.1 million in total assets, $1,532.3 million in debt outstanding and $1,397.3 million in net assets as of December 31, 2022, and an effective weighted average annual interest of 4.05% as of December 31, 2022 (excluding unused fees and financing costs).
Based on our outstanding indebtedness of $1,532.3 million as of December 31, 2022 and the effective weighted average annual interest rate of 4.05% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.08% to cover annual interest payments on the outstanding debt.
We are subject to risks associated with our Credit Facilities.
We have entered into a Senior Secured Revolving Credit Agreement with Truist Bank, or the Truist Credit Facility and DLF Financing SPV LLC, our wholly owned subsidiary, or DLF LLC, has entered into a Revolving Credit and Security Agreement with BNP Paribas, or the BNP Funding Facility and, together with the Truist Credit Facility, the Credit Facilities. We anticipate that we or a direct subsidiary of ours may enter into one or more additional Credit Facilities. As a result of our current Credit Facilities and any future Credit Facility, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace any of our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend or replace any of our Credit Facilities upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace any such Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace any of our Credit Facilities at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, each of our Credit Facilities contains various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We have entered into the Truist Credit Facility, and DLF LLC has entered into the BNP Funding Facility, and as a result, we are subject to certain risks. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company, and the Truist Credit Facility is secured by a first priority security interest in substantially all of the assets of the Company and each such guarantor, subject to certain exceptions. We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
On February 11, 2022, we issued $425.0 million in aggregate principal amount of 4.50% notes due 2027. Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), on July 20, 2022, we closed an exchange offer in which holders of our 2027 Notes that were restricted because they were issued in a private placement, or the Restricted 2027 Notes, were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms, or the Unrestricted 2027 Notes, and, together with the Restricted 2027 Notes, the 2027 Notes.
On September 13, 2022, we issued $275.0 million in aggregate principal amount of the 7.55% Series A Senior Notes due September 13, 2025, or the 2025 Notes.
The indenture governing the 2027 Notes, or the Indenture, contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2027 Notes and the trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
The Note Purchase Agreement under which the 2025 Notes were issued, or the Note Purchase Agreement, contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business and permitted liens. In addition, the Note Purchase Agreement contains the following financial covenants: (a) maintaining a minimum shareholders’ equity, measured as of each fiscal quarter-end and (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to us under the 1940 Act.
Our continued compliance with the covenants under the Credit Facilities, the Indenture and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facilities and the Note Purchase Agreement have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities or represented by the 2027 Notes or the 2025 Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
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
We may be subject to risks associated with any collateralized loan obligations, or CLOs, we enter into to finance our investments.
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets.”

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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized losses.
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
Provisions of the Delaware General Corporation Law, as amended, or the DGCL, and of our Certificate of Incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
The DGCL contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors has adopted a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our Independent Directors. If our Board of Directors later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our Common Stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of Common Stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.
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
We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Laws and regulations regulating insurance activities are complex and could negatively affect the business of our portfolio companies in the insurance services industry, which could reduce their profitability and potentially limit their growth.
We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.
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
The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
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
Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “— We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.”
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
We may hold the debt securities of distressed companies that may enter into bankruptcy proceedings.
Companies that are financially distressed due to leverage or other factors may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Our investments in private middle-market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely solely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, which information may not include all information or resources which may be available from other areas of Morgan Stanley. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments.
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
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2022, approximately 22% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”

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
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Morgan Stanley may have material, non-public information regarding the issuers of such loans or investments or as a result of measures established by Morgan Stanley in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in us, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the common stockholders, after which such you will still bear the risks associated with holding the securities and must make your own disposition decisions.
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
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments with a deferred interest feature, such as OID and PIK interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:
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
•Security and safety risks such as consumer security, data privacy and security; and
•Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

We have not yet identified all of the portfolio company investments we will acquire and we may have difficulty sourcing investment opportunities.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio, and we cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. Privately negotiated investments in loans and illiquid securities of private, middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
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
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. Similarly, investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
We may invest in non-U.S. companies to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Risks Relating to an Investment in our Common Stock
There is no public market for shares of our Common Stock, and there is no assurance that a public market of shares of our Common Stock will develop.
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
The net asset value and liquidity, if any, of the market for our Common Stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•Loss of RIC tax treatment or BDC status;
•Distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•Changes in earnings or variations in operating results;
•Changes in accounting guidelines governing valuation of our investments;
•Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•Departure of our Adviser or certain of its key personnel;
•Inability of the Adviser to employ additional experienced investment professionals;
•General economic trends and other external factors;
•Loss of a major funding source; and
•The economic and other impacts of disease outbreaks pandemics, or any other serious public health concern, such as the Coronavirus pandemic, in the United States as well as worldwide.
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
Our stockholders do not have preemptive rights to purchase any shares of our Common Stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, you may also experience dilution in the book value and fair value of your shares of Common Stock.
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
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock.
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
MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of our Adviser, has made an aggregate capital commitment of $200.0 million to the Company. However, MS Credit Partners Holdings is not obligated to maintain its investment in the Company and, to the extent MS Credit Partners Holdings determines to dispose of its shares of our Common Stock and to the extent such disposition is permissible, the disposition of a large number of shares of our Common Stock may negatively impact our performance and, if there is a market for shares of our Common Stock, the share price of such Common Stock. Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond this equity commitment to purchase our Common Stock.
Risks Related to the Notes
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
As of December 31, 2022, our total consolidated indebtedness was approximately $1.5 billion, approximately $0.8 billion of which was secured by our assets. The Notes are not obligations of Morgan Stanley nor are they guaranteed by Morgan Stanley and Morgan Stanley has no obligation to pay any amounts due on the Notes. The Company is not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our Common Stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings. Morgan Stanley has no history of financially any of the MS BDCs on the MS Private Credit platform, even during periods of financial distress.
The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
The 2027 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2027 Notes and the 2027 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the 2025 Notes are guaranteed by certain of our subsidiaries, the 2025 Notes are not secured by any of the assets of our subsidiaries and are effectively subordinated to any secured indebtedness our subsidiaries have outstanding or that our subsidiaries may incur in the future.
As of December 31, 2022, approximately $0.8 billion of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the 2027 Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the 2027 Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2027 Notes.
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
The 2025 Notes and the 2027 Notes are rated by certain credit rating agencies. There can be no assurance that the respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.
An increase in market interest rates could result in a decrease in the value of the Notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices, if any, or values of the Notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. Consequently, if an investor purchases Notes bearing interest at fixed rates and market interest rates increase, the market prices, if any, or values of those Notes may decline. We cannot predict the future level of market interest rates.
The Indenture governing the 2027 Notes contains limited protection for holders of the 2027 Notes.
The Indenture governing the 2027 Notes offers limited protection to holders of the 2027 Notes. The terms of the Indenture and the 2027 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the 2027 Notes. In particular, the terms of the Indenture and the 2027 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2027 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2027 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2027 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2027 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2027 Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
In addition, the terms of the Indenture and the 2027 Notes do not protect holders of the 2027 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the Indenture governing the 2027 Notes.
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2027 Notes and may have important consequences for holders of the 2027 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2027 Notes or negatively affecting the trading value of the 2027 Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2027 Notes. The indenture governing the 2027 Notes does not place any restrictions on the operations of Morgan Stanley or its subsidiaries.
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
The Unrestricted 2027 Notes have been registered for resale under the Securities Act. However, the Restricted 2027 Notes and the 2025 Notes have not been registered under the Securities Act and may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement.
We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
There are significant restrictions on the ability to transfer or resell the Restricted 2027 Notes and the 2025 Notes.
The Restricted 2027 Notes and the 2025 Notes have not been registered under the Securities Act. Accordingly, the Restricted 2027 Notes and the 2025 Notes may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a noteholder may transfer or resell the Restricted 2027 Notes or the 2025 Notes in the U.S. only in a transaction exempt from the registration requirements of Securities Act and applicable state securities laws or pursuant to an effective registration statement, and a noteholder may be required to bear the risk of its investment until the maturity of the Restricted 2027 Notes or 2025 Notes, as applicable.

We relied on exemptions from the registration and/or prospectus qualification requirements under the laws of other jurisdictions where the Restricted 2027 Notes and 2025 Notes are being offered and sold, and, therefore, the Restricted 2027 Notes and 2025 Notes may be transferred and resold by purchasers that are resident in or otherwise subject to the laws of those jurisdictions, to the extent applicable.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the 2027 Notes or the Note Purchase Agreement governing the 2025 Notes, as applicable) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the 2027 Notes or the Note Purchase Agreement governing the 2025 Notes, as applicable, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, except with respect to the subscription agreement entered into by MS Credit Partners Holdings to purchase our Common Stock described above, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve, and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. See “Regulation as a Business Development Company — Bank Holding Company Act and Dodd Frank and Volcker Rule Disclosure.” Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.
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
Market volatility has had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment continue to be impacted by such events. In addition to these and any future developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which we may invest and the value of our investments therein, the operations of the Adviser (including those relating to us) have been, and could continue to be, adversely impacted. Any of the foregoing events could materially and adversely affect our ability to source, manage and divest our investments and our ability to fulfill our investment objectives. Similar consequences could arise with respect to other comparable infectious diseases.
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
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
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
In addition, the long-term stability of certain European financial markets remains uncertain and the possibility of defaults and/or bankruptcies by sovereign states in Europe in respect of their obligations remains a concern, which could have an impact on economic conditions and market activity in the European Union. Given current market conditions of relatively weak growth in many European Union member states, there is a risk that default of certain participating member states of the European Union may lead to the collapse of the Eurozone as it is constituted today, that certain member states of the European Union may cease to use the Euro as their national currency or that one or more member states may seek to withdraw from European Union membership, which would likely have an adverse impact on the Company. Moreover, financial and economic developments in one European Union member state may impact economic and financial conditions among other European Union member states. A Euro collapse would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other “systemic” risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. We cannot predict for how long uncertain economic conditions will continue to impact markets adversely, or to what degree economic conditions will deteriorate further. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. A Euro collapse could have an adverse effect on us by affecting the performance of our investments and our ability to fulfill our investment objectives. Moreover, this could have a detrimental effect on the performance of investments both in those countries that may experience a default on liabilities and other countries which are economically connected with the European Union.
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
•The year in which our total annual gross revenues first exceed $1.235 billion;
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
As an “emerging growth company”, we may take advantage of certain reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider shares of our Common Stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
Holders
As of March 9, 2023, we had 6,510 stockholders of record.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business—Certain Material U.S. Federal Income Tax Considerations.”
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	30,611
December 20, 2022	December 20, 2022	January 25, 2023	0.50	32,770
Total Distributions			$1.92	$119,437
Pursuant to our DRIP, the following table summarizes the amounts received and shares issued to stockholders who have “opted in” to the DRIP during the year ended December 31, 2022:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
July 27, 2022	7,614	372,338
October 19, 2022	8,204	408,126
Total	$30,322	1,471,567
The following table summarizes our distributions declared and payable for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(1)	29,691
Total Distributions			$2.07		$72,315
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, LIBOR and currently, SOFR).
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
Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, volatile energy prices and disruptions in supply chains in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
•costs of any other offerings of our Common Stock and other securities;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of December 31, 2022, we had investments in 150 portfolio companies across 30 industries. Based on fair value as of December 31, 2022, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. Our weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
Approximately 98.5% of our debt investments were in loans and other debt issued by middle market companies backed by private equity sponsors, approximately 79.2% of which were loans and other debt in support of LBOs and acquisitions. In addition, our debt portfolio displayed the following characteristics, as of the closing date of each of our investments2,3 unless otherwise noted:
Borrower Characteristics
•Weighted average last 12-month EBITDA of approximately $124 million;
•Weighted average of approximately 6.0x net leverage through tranche4;
•Weighted average of approximately 44% loan to value5;
Portfolio Characteristics as of December 31, 2022
•Weighted average yield on debt investments, at amortized cost, of 10.9%6;
•Approximately 78% of debt investments with one or more financial covenants;
•Approximately 6.5% of our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility;
•No realized losses as a result of loan defaults and/or credit deterioration since January 31, 2020 (commencement of investment operations) through December 31, 2022;
•One investment of $1.5 million, or approximately 0.1% of total investments at amortized cost on non-accrual; and
•The average position size of our investments was approximately $19.2 million, or 0.7% of total fair value and our top ten portfolio companies represented approximately 22.0% of total fair value.
As of December 31, 2021, we had investments in 98 portfolio companies across 27 industries. Based on fair value as of December 31, 2021, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of December 31, 2021, approximately 99.3% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR. The weighted average interest rate floor across our floating-rate portfolio was approximately 0.9% as of December 31, 2021. These floors allow us to mitigate (to a degree) any impact of spread widening on the valuation of our investments. As of December 31, 2021, our weighted average total yield of investments in debt securities at amortized cost was 7.2%. Weighted average
2 Calculated as a percentage of gross debt commitments (funds and unfunded). Weighted average EBITDA, net leverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
3 Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
4 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that we are a lender, excluding recurring revenue investments.
5 Calculated using total outstanding debt through the tranche that the Company is a lender divided by enterprise value from the private equity sponsor or market comparables.
6 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.

yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2021.
Our portfolio is presented below:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,753,620	$2,694,111	93.8%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	136,620	128,350	4.5	120,124	121,550	5.1
Other Securities	49,406	51,127	1.7	39,979	41,724	1.7
Total	$2,939,646	$2,873,588	100.0%	$2,373,435	$2,387,374	100.0%
Our investment activity was presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
New Investments Committed/Purchased
Gross Principal Balance(1)	$809,313	$2,908,710	$948,731
Less: Syndications	(69,477)	(422,061)	—
Net New Investments Committed/Purchased	$739,836	$2,486,649	$948,731
Investments, at Cost
Investments, beginning of period	$2,373,435	$631,473	$—
New investments purchased	945,209	2,113,463	714,658
Net accretion of discount on investments	11,418	10,133	3,606
Payment-in-kind	2,714	1,179	9
Net realized gain (loss) on investments	537	1,895	2,154
Investments sold or repaid	(393,667)	(384,708)	(88,954)
Investments, end of period	$2,939,646	$2,373,435	$631,473
Amount of investments funded, at principal
First lien debt investments	$938,043	$2,002,574	$678,879
Second lien debt investments	16,033	102,632	55,000
Other securities(2)	8,315	38,184	2,959
Total	$962,391	$2,143,390	$736,838
Amount of investments sold/fully repaid, at principal
First lien debt investments	$207,907	$305,942	$90,106
Second lien debt investments	—	36,250	—
Other securities(2)	—	3,347	—
Total	$207,907	$345,539	$90,106
Weighted average yield on debt investments, at cost(3)	10.9%	7.2%	7.5%
Weighted average yield on debt investments, at fair value(3)	11.2%	7.1%	7.4%
Number of portfolio companies	150	98	36
Percentage of debt investments bearing a floating rate, at fair value	99.9%	99.9%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.1%	0.2%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on debt securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System was as follows:

	December 31, 2022			December 31, 2021
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$44,355	1.9%	1
Risk rating 2	2,844,451	99.0	148	2,343,019	98.1	97
Risk rating 3	29,137	1.0	2	—	—	—
Risk rating 4	—	—	—	—	—	—
	$2,873,588	100.0%	150	$2,387,374	100.0%	98
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total investment income	$230,593	$119,816	$21,903
Less: Net expenses	102,249	46,807	11,268
Net investment income	128,344	73,009	10,635
Less: Excise tax expense	334	80	—
Net investment income (loss) after taxes	128,010	72,929	10,635
Net change in unrealized appreciation (depreciation)	(80,005)	8,431	5,508
Net realized gain (loss)	537	1,895	2,154
Net increase (decrease) in net assets resulting from operations	$48,542	$83,255	$18,297

Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Investment income:
Interest income	$223,119	$108,277	$20,269
Payment-in-kind interest income	1,626	1,021	9
Dividend income	1,488	409	—
Other income	4,360	10,109	1,625
Total investment income	$230,593	$119,816	$21,903
Total investment income increased from $119,816 for the year ended December 31, 2021 to $230,593 for the year ended December 31, 2022. The increase was primarily driven by our deployment of capital, increased invested balance of investments, and rising LIBOR and SOFR rates of our floating-rate debt investments particularly during the second half of the year ended December 31, 2022. The size of our investment portfolio at fair value increased from $2,387,374 as of December 31, 2021 to $2,873,588 as of December 31, 2022. Weighted average asset yield of debt investments at cost increased from 7.2% at December 31, 2021 to 10.9% at December 31, 2022. As of such dates, all of our senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of December 31, 2022 was $1,500.
Total investment income increased from $21,903 for the year ended December 31, 2020 to $119,816 for the year ended December 31, 2021. The increase was primarily driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased from $636,981 as of December 31, 2020 to $2,387,374 as of December 31, 2021. Weighted average asset yield of debt investments at cost decreased from 7.5% at December 31, 2020 to 7.2% at December 31, 2021 largely due to spread tightening. As of such dates, all of our senior secured debt investments were income-producing. No debt investments were on non-accrual status as of December 31, 2021 and December 31, 2020.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2022 and December 31, 2021, and for the periods then ended, all of our first and second lien secured debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For The Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Expenses:
Interest expense and other financing expenses	$67,182	$21,015	$3,725
Management fees	26,715	13,860	2,238
Income based incentive fees	26,635	15,852	2,517
Capital gains incentive fees	(2,441)	1,809	1,341
Professional fees	3,206	2,440	1,654
Organization and offering costs	—	42	676
Directors’ fees	362	336	349
Administrative service fees	72	212	183
General and other expenses	510	1,538	493
Total expenses	122,241	57,104	13,176
Expense support	44	98	(230)
Management fees waiver	(20,036)	(10,395)	(1,678)
Net expenses	$102,249	$46,807	$11,268
Excise tax expense	$334	$80	$—

Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $67,182, $21,015 and $3,725 for the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, average borrowings outstanding were $1,432,492, $796,272 and $114,431, respectively. The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022, December 31, 2021 and December 31, 2020 were 4.05%, 2.12% and 1.93%, respectively. For more information on our borrowings, including the terms thereof, see Note 6. Debt in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $6,679, $3,465 and $560 for the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, the increase was primarily due to an increase in average gross assets. For more information on base management fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fee were $26,635, $15,852 and $2,517 for the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, the increase was primarily due to an increase in pre-incentive fee net investment income. The capital gains incentive fee accrued were $1,809 and $1,341 for the year ended December 31, 2021 and December 31, 2020, respectively, as a result of realized gains on investments sold and net unrealized appreciation of investments held. For the year ended December 31, 2022, $2,441 of previously accrued capital gains incentive fee were reversed due to net unrealized depreciation of investments. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, and other professional fees incurred related to the management of our Company. Administrative service fee represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock.
For the year ended December 31, 2022, we incurred administrative service fee of $72, professional fees of $3,206, fees to Independent Directors of $362, other expenses of $510, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $44, respectively.
For the year ended December 31, 2021, we incurred administrative service fee of $212, professional fees of $2,440, fees to Independent Directors of $336, other expenses of $1,538, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $98, respectively.
For the year ended December 31, 2020, we incurred administrative service fee of $183, professional fees of $1,654, fees to Independent Directors of $349, and other expenses of $493; offset by expense support by the Investment Adviser of $230 of waived organization and offering costs, respectively.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our ICTI, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the year ended December 31, 2022 and December 31, 2021, we have accrued $334 and $80 of U.S. federal excise tax, respectively. For the year ended December 31, 2020, we did not incur any excise tax.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For The Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$537	$1,895	$2,154
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(80,005)	8,431	5,508
Net realized and unrealized gains (losses)	$(79,468)	$10,326	$7,662
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, net realized gain on our investments was $537, $1,895 and $2,154, respectively, driven by the sale of debt and equity investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $80,005 was primarily driven by the decreases of valuations of our debt and equity investments as a result of the volatile credit environment and spread widening in the primary and secondary markets. For the year ended December 31, 2021 and December 31, 2020, net change in unrealized appreciation on our investments of $8,431 and $5,508, respectively, were primarily driven by the net increases of valuations of our debt and equity investments in a largely tightening credit spread environment. See Note 5. Fair Value Measurement in the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our Credit Facilities, and net proceeds of our unsecured debt issuances and through cash flows from operations, including investment sales and repayments as well as income earned on investments. Details of our Credit Facilities and unsecured debt issuance are described in “—Debt” below. We may from time to time enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
As of December 31, 2022, we had approximately $81.2 million of cash, which taken together with our approximately $200.0 million and $538.5 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability), respectively, and our approximately $220.3 million of uncalled capital commitments to purchase shares of Common Stock, or capital commitments, we expect will be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2022, we believed we had adequate financial resources to satisfy our unfunded portfolio company commitments.
Equity
During the year ended December 31, 2022, we received new capital commitments of approximately $45.6 million. As of December 31, 2022, we had received aggregate capital commitments of approximately $1,629.4 million. In accordance with the terms of the Subscription Agreements entered into by investors and us, our Board of Directors approved a one-year extension of the Investment Period (as defined in the Subscription Agreements) such that the Investment Period will expire on December 23, 2023.
For the year ended December 31, 2022, we made three capital calls and issued shares to our stockholders. The total shares issued and capital called pursuant to the Subscription Agreements for the year ended December 31, 2022 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
July 28, 2022	3,903,231	79.8
December 23, 2022	4,775,721	94.6
Total	12,227,084	$249.3
For the year ended December 31, 2021, we received proceeds from eight capital calls and issued shares to our stockholders. The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 were as follows (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
July 16, 2021	7,161,130	149.9
October 15, 2021	7,806,514	164.0
November 12, 2021	8,182,294	174.0
December 29, 2021	4,748,891	99.6
Total	41,160,793	$862.5
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the year ended December 31, 2022 and December 31, 2021, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	9.3%	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	9.3%	30,611
December 20, 2022	December 20, 2022	January 25, 2023	0.50	9.8%	32,770
Total Distributions			$1.92		$119,437

Date Declared	Record Date	Payment Date	Per Share Amount		Dividend Yield(1)	Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		10.1%	$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		10.7%	13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		11.1%	20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(2)	11.9%	29,691
Total Distributions			$2.07			$72,315
(1)Dividend yield (annualized) is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter, the capital called and dividend reinvested during the quarter and annualizing over 4 quarterly periods.
(2)Includes a special distribution of $0.11 per share for the year ended December 31, 2021.
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
The following tables summarize DRIP shares issued and amounts for the year ended December 31, 2022 and December 31, 2021, respectively:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
July 27, 2022	7,614	372,338
October 19, 2022	8,204	408,126
Total	$30,322	1,471,567

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
October 27, 2021	5,101	242,789
Total	$13,572	652,809
Debt
Our outstanding debt obligations were as follows:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	400,000	200,000	600,000	463,500	136,500
Truist Credit Facility(2)(3)	975,000	432,254	538,521	975,000	476,000	499,000
2027 Notes(4)	425,000	425,000	—	—	—	—
2025 Notes(4)	275,000	275,000	—	—	—	—
Total	$2,275,000	$1,532,254	$738,521	$1,975,000	$1,249,850	$725,150
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
(2)As of December 31, 2022, $4,225 letter of credit was outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount. As of December 31, 2021, no letter of credit was outstanding.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238. As of December 31, 2021, the Company did not have any borrowings denominated in Euros (EUR) or other permitted currencies.
(4)The carrying value of our 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $—, respectively.
RECENT DEVELOPMENTS
Subsequent to December 31, 2022 through March 9, 2023, we have closed or the Investment Committee has committed/approved approximately $158.3 million of new/add-on investments. This includes transactions for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. Of these new commitments, approximately $158.3 million were first lien senior secured loans and $0.1 million were other securities. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
On January 31, 2023, we entered into an amendment (the “Third Amendment”) to the Truist Credit Facility. The Third Amendment amended certain terms of the Truist Credit Facility, including, but not limited to (a) increase the maximum borrowing capacity of the Truist Credit Facility to $1,120,000,000, (b) revise the interest rate for borrowings under the Truist Credit Facility such that borrowings bear interest at a per annum rate equal to (x) for loans for which the Company elects the alternate base rate option, the “alternate base rate” (which is the highest of (A) the prime rate as publicly announced by Truist, (B) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (C) one month Term SOFR (as defined in the Truist Credit Facility) plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings, and (c) extend the maturity date of the Truist Credit Facility to January 31, 2028 with respect to the loans and commitments held by the lenders who consented to the maturity extension.
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

Valuation
We conduct the valuation of assets at all times consistent with U.S. GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets, for assets with a daily public market, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820. The Board of Directors has delegated to the Adviser as the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. Our valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same-to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or our Board of Directors, does not represent fair value, each is valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Debt investments are generally fair valued using discounted cash flow analyses technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. The discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. The process used to determine the applicable value is as follows:
1)each portfolio company or investment is initially valued using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs;
2)preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of members of our Adviser’s senior management;
3)our Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of our illiquid investments each quarter (such that each illiquid investment will be reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)our Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and
5)our Board of Directors discusses the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
For significant accounting policies on the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 5. Fair Value Measurements in the Notes to Consolidated Financial Statements.
RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
In October 2019, the Company’s Board of Directors, including a majority of the Independent Directors, approved the Investment Advisory Agreement between the Company and the Investment Adviser, which was effective November 25, 2019, in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act. The initial period of the Investment Advisory Agreement was two years. In August 2022, following approval by the Board of Directors, including a majority of the Independent Directors, we renewed the Investment Advisory Agreement for an additional one year term. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
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
Administration Agreement
On October 14, 2019, the Company’s Board of Directors approved the Administration Agreement. The initial period of the Administration Agreement was two years. In August 2022, following approval by the Board of Directors, including a majority of the Independent Directors, we renewed the Administration Agreement for an additional one-year term. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions.”
Expense Support and Waiver Agreement
On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses to be incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs. As of December 31, 2022, the Company reimbursed the Investment Adviser organization and offering costs incurred and there was no organization and offering costs in payable to affiliates and accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
License Agreement
The Company entered into the License Agreement under which Morgan Stanley has agreed to grant the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company will have a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Investment Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Morgan Stanley” name.
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
Indemnification Agreements
We have entered into indemnification agreements with our directors and officers. The indemnification agreements are intended to provide our directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019. As of December 31, 2022 and December 31, 2021, MS Credit Partners Holdings held approximately 11.9% and 12.5% of our outstanding shares of common stock, respectively. Morgan Stanley has no other obligation, contractual or otherwise, to financially support us beyond the equity commitment to purchase our common stock pursuant to a subscription agreement entered into by MS Credit Partners Holdings. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.

Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board of Directors, based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of our Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets volatility and economic uncertainty.” and “Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.”
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
As of December 31, 2022, approximately 100% of debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2022) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$88,056	$(24,968)	$63,088
Up 200 basis points	$58,704	$(16,645)	$42,059
Up 100 basis points	$29,352	$(8,323)	$21,029
Down 100 basis points	$(29,352)	$8,323	$(21,029)
Down 200 basis points	$(58,704)	$16,645	$(42,059)
Down 300 basis points	$(86,780)	$24,968	$(61,812)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the three years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY
March 9, 2023

We have served as the Company's auditor since 2019.

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,939,646 and $2,373,435 at December 31, 2022 and December 31, 2021, respectively)	$2,873,588	$2,387,374
Cash	81,215	74,153
Deferred financing costs	7,624	11,587
Interest and dividend receivable from non-controlled/non-affiliated investments	20,911	11,740
Subscription receivable	2,556	7,850
Receivable for investments sold/repaid	188	301
Prepaid expenses and other assets	40	268
Total assets	2,986,122	2,493,273

Liabilities
Debt (net of unamortized debt issuance costs of $7,899 and $0 at December 31, 2022 and December 31, 2021, respectively)	1,523,475	1,249,850
Payable to affiliates (Note 3)	2,086	4,431
Financing costs payable	—	4,234
Dividends payable	33,058	29,691
Management fees payable	1,783	1,306
Income based incentive fees payable	8,118	5,886
Capital gains based incentive fees payable	—	2,773
Interest payable	17,019	3,281
Accrued expenses and other liabilities	3,278	3,234
Total liabilities	1,588,817	1,304,686

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 70,536,678 and 56,838,027 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	71	57
Paid-in capital in excess of par value	1,452,013	1,172,748
Net distributable earnings (accumulated losses)	(54,779)	15,782
Total net assets	$1,397,305	$1,188,587
Total liabilities and net assets	$2,986,122	$2,493,273
Net asset value per share	$19.81	$20.91

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$223,119	$108,277	$20,269
Payment-in-kind interest income	1,626	1,021	9
Dividend income	1,488	409	—
Other income	4,360	10,109	1,625
Total investment income	230,593	119,816	21,903

Expenses:
Interest expense and other financing expenses	67,182	21,015	3,725
Management fees	26,715	13,860	2,238
Income based incentive fees	26,635	15,852	2,517
Capital gains incentive fees	(2,441)	1,809	1,341
Professional fees	3,206	2,440	1,654
Organization and offering costs	—	42	676
Directors’ fees	362	336	349
Administrative service fees	72	212	183
General and other expenses	510	1,538	493
Total expenses	122,241	57,104	13,176
Expense support (Note 3)	44	98	(230)
Management fees waiver (Note 3)	(20,036)	(10,395)	(1,678)
Net expenses	102,249	46,807	11,268
Net investment income (loss) before taxes	128,344	73,009	10,635
Excise tax expense	334	80	—
Net investment income/(loss) after taxes	128,010	72,929	10,635

Net realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss) on non-controlled/non-affiliated investments	537	1,895	2,154
Net unrealized appreciation (depreciation)	(80,005)	8,431	5,508
Net realized and unrealized gain (loss)	(79,468)	10,326	7,662
Net increase (decrease) in net assets resulting from operations	$48,542	$83,255	$18,297

Per share information—basic and diluted
Net investment income (loss) per share:	$2.08	$2.34	$1.41
Earnings per share:	$0.79	$2.67	$2.42
Weighted average shares outstanding (Note 9):	61,676,363	31,159,302	7,559,426

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets
(In thousands)

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net assets at beginning of period	$1,188,587	$301,620	$(1,121)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	128,010	72,929	10,635
Net realized gain (loss)	537	1,895	2,154
Net change in unrealized appreciation (depreciation)	(80,005)	8,431	5,508
Net increase (decrease) in net assets resulting from operations	48,542	83,255	18,297

Capital transactions:
Issuance of common stock	249,291	862,455	297,347
Reinvestment of dividends	30,322	13,572	1,023
Dividends declared	(119,437)	(72,315)	(13,926)
Net increase (decrease) in net assets resulting from capital transactions	160,176	803,712	284,444
Total increase (decrease) in net assets	208,718	886,967	302,741
Net assets at end of period	$1,397,305	$1,188,587	$301,620

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$48,542	$83,255	$18,297
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation	80,005	(8,431)	(5,508)
Net realized (gain) loss on investments	(537)	(1,895)	(2,154)
Net accretion of discount and amortization of premium on investments	(11,418)	(10,133)	(3,606)
Payment-in-kind interest and dividend capitalized	(2,714)	(1,179)	(9)
Amortization of deferred financing costs	3,735	2,913	1,072
Amortization of debt issuance costs and original issue discount on Unsecured Notes	1,551	—	—
Amortization of deferred offering costs	—	24	258
Purchases of investments and change in payable for investments purchased	(945,209)	(2,113,463)	(714,658)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	393,780	384,486	88,875
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(9,171)	(9,460)	(2,280)
(Increase) decrease in prepaid expenses and other assets	228	(70)	23
(Decrease) increase in payable to affiliates	(2,345)	2,571	461
(Decrease) increase in management fees payable	477	1,011	295
(Decrease) increase in incentive fees payable	(541)	5,770	2,889
(Decrease) increase in interest payable	13,738	2,127	1,154
(Decrease) increase in accrued expenses and other liabilities	44	1,186	1,540
Net cash provided by (used in) operating activities	(429,835)	(1,661,288)	(613,351)
Cash flows from financing activities:
Borrowings on debt	1,566,175	1,514,000	612,350
Repayments on debt	(1,284,850)	(598,000)	(278,500)
Deferred financing costs paid	(4,006)	(8,204)	(2,780)
Debt issuance costs paid	(9,259)	—	—
Dividends paid in cash	(85,748)	(38,217)	(3,738)
Proceeds from issuance of common stock	254,585	854,605	297,347
Offering costs paid	—	(6)	(100)
Net cash provided by (used in) financing activities	436,897	1,724,178	624,579
Net increase (decrease) in cash	7,062	62,890	11,228
Cash, beginning of period	74,153	11,263	35
Cash, end of period	$81,215	$74,153	$11,263

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$57	$5	$—
Interest expense paid	$48,565	$14,956	$1,094
Reinvestment of dividend distributions during the period	$30,322	$13,572	$1,023
Subscriptions receivable	$2,556	$7,850	$—
Dividend payable	$33,058	$29,691	$9,165
Accrued but unpaid deferred financing costs	$—	$1,487	$3,425

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Jonathan Acquisition Company	(5) (7)	L + 5.00%	9.73%	12/22/2026	2,712	$2,656	$2,641	0.19%
Mantech International CP	(5) (8)	S + 5.75%	9.58%	09/14/2029	359	352	350	0.03
Mantech International CP	(5) (8) (13)	S + 5.75%	9.58%	09/14/2029	—	(1)	(2)	0.00
Mantech International CP	(5) (8) (13)	S + 5.75%	9.58%	09/14/2028	—	(1)	(2)	0.00
PCX Holding Corp.	(5) (6) (7)	L + 6.25%	10.98%	04/22/2027	18,232	18,093	17,636	1.26
PCX Holding Corp.	(5) (7)	L + 6.25%	10.98%	04/22/2027	18,356	18,064	17,756	1.27
PCX Holding Corp.	(5) (7) (13)	L + 6.25%	10.98%	04/22/2027	555	542	495	0.04
Two Six Labs, LLC	(5) (8)	S + 5.50%	10.08%	08/20/2027	10,959	10,782	10,694	0.77
Two Six Labs, LLC	(5) (8) (13)	S + 5.50%	10.08%	08/20/2027	2,118	2,066	2,015	0.14
Two Six Labs, LLC	(5) (8) (13)	S + 5.50%	10.08%	08/20/2027	—	(33)	(52)	0.00
						52,520	51,531	3.69
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S + 5.75%	10.48%	06/11/2027	14,408	14,140	13,851	0.99
Omni Intermediate Holdings, LLC	(5) (7)	S + 5.00%	9.73%	12/30/2026	12,131	12,027	11,617	0.83
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	9.73%	12/30/2026	531	519	471	0.03
Omni Intermediate Holdings, LLC	(5) (7)	S + 5.00%	9.73%	12/30/2026	385	378	368	0.03
Omni Intermediate Holdings, LLC	(5) (7) (13)	S + 5.00%	9.73%	12/30/2025	—	(9)	(45)	0.00
RoadOne IntermodaLogistics	(5) (7)	S + 6.25%	10.81%	12/30/2028	1,672	1,622	1,622	0.12
RoadOne IntermodaLogistics	(5) (7) (13)	S + 6.25%	10.81%	12/30/2028	—	(6)	(6)	0.00
RoadOne IntermodaLogistics	(5) (7) (13)	S + 6.25%	10.81%	12/30/2028	75	65	65	0.00
						28,736	27,943	2.00
Auto Components
Continental Battery Company	(5) (7)	L + 6.75%	11.48%	01/20/2027	6,188	6,083	5,903	0.42
Randy's Holdings, Inc.	(5) (7)	S + 6.50%	10.59%	11/01/2028	6,743	6,545	6,545	0.47
Randy's Holdings, Inc.	(5) (7) (13)	S + 6.50%	10.59%	11/01/2028	—	(31)	(31)	0.00
Randy's Holdings, Inc.	(5) (7) (13)	S + 6.50%	10.59%	11/01/2028	142	116	116	0.01
Sonny's Enterprises, LLC	(5) (6) (7)	S + 6.04%	10.29%	08/05/2026	12,363	12,178	11,839	0.85
Sonny's Enterprises, LLC	(5) (7)	S + 6.75%	11.00%	08/05/2026	34,154	33,656	32,706	2.34
Spectrum Automotive Holdings Corp.	(5) (6) (8)	L + 5.75%	10.48%	06/29/2028	23,650	23,358	22,274	1.59
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L + 5.75%	10.48%	06/29/2028	4,656	4,585	4,273	0.31
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L + 5.75%	10.48%	06/29/2027	—	(10)	(51)	0.00
						86,480	83,574	5.98
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	9.92%	02/28/2025	20,723	20,465	20,134	1.44

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(5) (6) (8)	S + 5.50%	9.92%	02/28/2025	3,630	$3,586	$3,527	0.25%
ARI Network Services, Inc.	(5) (8) (13)	S + 5.50%	9.92%	02/28/2025	909	873	823	0.06
Summit Buyer, LLC	(5) (7)	L + 5.75%	10.13%	01/14/2026	22,120	21,795	21,142	1.51
Summit Buyer, LLC	(5) (7) (13)	L + 5.75%	10.13%	01/14/2026	28,996	28,544	27,569	1.97
Summit Buyer, LLC	(5) (7) (13)	L + 5.75%	10.13%	01/14/2026	—	(32)	(107)	(0.01)
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	11.15%	12/02/2025	37,940	37,419	36,574	2.62
Turbo Buyer, Inc.	(5) (7)	L + 6.00%	11.15%	12/02/2025	38,123	37,494	36,751	2.63
						150,144	146,413	10.48
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L + 5.50%	10.39%	04/27/2027	12,066	11,974	11,668	0.84
GraphPad Software, LLC	(5) (7)	L + 5.50%	10.39%	04/27/2027	2,892	2,869	2,797	0.20
GraphPad Software, LLC	(5) (7) (13)	L + 5.50%	10.39%	04/27/2027	—	(13)	(58)	0.00
						14,830	14,407	1.03
Chemicals
Tank Holding Corp.	(6) (8)	S + 5.75%	10.17%	03/31/2028	14,129	13,875	13,352	0.96
Tank Holding Corp.	(8) (13)	P + 4.75%	12.25%	03/31/2028	133	119	89	0.01
V Global Holdings, LLC	(5) (6) (8)	S + 5.75%	8.99%	12/22/2027	4,903	4,814	4,659	0.33
V Global Holdings, LLC	(5) (8) (13)	S + 5.75%	8.99%	12/22/2025	—	(11)	(34)	0.00
						18,797	18,066	1.29
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L + 4.75%	8.45%	12/23/2026	17,280	17,045	16,890	1.21
365 Retail Markets, LLC	(5) (7)	L + 4.75%	8.45%	12/23/2026	5,543	5,484	5,418	0.39
365 Retail Markets, LLC	(5) (7) (13)	L + 4.75%	8.45%	12/23/2026	1,600	1,563	1,537	0.11
Atlas Us Finco, Inc.	(5) (7) (10)	S + 7.25%	11.48%	12/09/2029	2,009	1,949	1,949	0.14
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S + 7.25%	11.48%	12/09/2028	—	(6)	(6)	0.00
BPG Holdings IV Corp.	(5) (8)	S + 6.00%	10.54%	07/29/2029	11,765	11,001	11,001	0.79
Encore Holdings, LLC	(5) (8)	L + 4.50%	9.23%	11/23/2028	1,850	1,821	1,806	0.13
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	9.23%	11/23/2028	2,118	2,074	2,034	0.15
Encore Holdings, LLC	(5) (8) (13)	L + 4.50%	9.23%	11/23/2027	—	(8)	(13)	0.00
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	10.40%	12/15/2028	20,727	20,361	20,389	1.46
FLS Holding, Inc.	(5) (7) (10)	L + 5.25%	10.40%	12/15/2028	4,506	4,424	4,432	0.32
FLS Holding, Inc.	(5) (7) (10) (13)	L + 5.25%	10.40%	12/17/2027	—	(30)	(29)	0.00
PDFTron Systems, Inc.	(5) (6) (7) (10)	S + 5.50%	9.82%	07/15/2027	30,415	29,998	29,402	2.10
PDFTron Systems, Inc.	(5) (7) (10)	S + 5.50%	9.82%	07/15/2027	9,800	9,638	9,474	0.68
PDFTron Systems, Inc.	(5) (7) (10) (13)	S + 5.50%	9.82%	07/15/2026	3,850	3,741	3,594	0.26
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L + 5.00%	9.35%	12/20/2028	3,929	3,859	3,755	0.27

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.00%	9.35%	12/20/2028	—	$(7)	$(35)	0.00%
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L + 5.00%	9.35%	12/20/2028	—	(4)	(11)	0.00
QW Holding Corporation	(5) (6) (7)	L + 5.50%	9.44%	08/31/2026	8,907	8,791	8,575	0.61
QW Holding Corporation	(5) (7) (13)	L + 5.50%	9.44%	08/31/2026	1,851	1,824	1,767	0.13
QW Holding Corporation	(5) (7) (13)	L + 5.50%	9.44%	08/31/2026	—	(29)	(84)	(0.01)
Sherlock Buyer Corp.	(5) (8)	L + 5.75%	10.48%	12/08/2028	11,061	10,867	10,816	0.77
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	10.48%	12/08/2028	—	(27)	(71)	(0.01)
Sherlock Buyer Corp.	(5) (8) (13)	L + 5.75%	10.48%	12/08/2027	—	(21)	(28)	0.00
Surewerx Purchaser III, Inc.	(5) (8) (10)	S + 6.75%	11.30%	12/28/2029	17,527	17,002	17,002	1.22
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S + 6.75%	11.30%	12/28/2029	—	(72)	(72)	(0.01)
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S + 6.75%	11.30%	12/28/2028	240	183	183	0.01
Sweep Purchaser, LLC	(5) (7)	L + 5.75%	10.47%	11/30/2026	8,704	8,582	8,239	0.59
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	10.47%	11/30/2026	5,934	5,843	5,601	0.40
Sweep Purchaser, LLC	(5) (7) (13)	L + 5.75%	10.47%	11/30/2026	253	235	178	0.01
Tamarack Intermediate, LLC	(5) (8)	S + 5.75%	9.23%	03/13/2028	5,473	5,375	5,232	0.37
Tamarack Intermediate, LLC	(5) (8) (13)	S + 5.75%	9.23%	03/13/2028	91	76	52	0.00
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L + 5.75%	10.17%	10/29/2027	16,972	16,687	16,457	1.18
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	10.17%	10/29/2027	9,668	9,409	9,067	0.65
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L + 5.75%	10.17%	10/29/2026	—	(46)	(91)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	16,193	15,998	15,427	1.10
US Infra Svcs Buyer, LLC	(5) (6) (7)	L + 6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	2,285	2,259	2,177	0.16
US Infra Svcs Buyer, LLC	(5) (7)	L + 6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	2,250	2,225	2,144	0.15
Valcourt Holdings II, LLC	(5) (7)	S + 5.25%	9.98%	01/07/2027	25,145	24,785	24,850	1.78
Valcourt Holdings II, LLC	(5) (6) (7)	S + 5.25%	9.98%	01/07/2027	9,929	9,783	9,813	0.70
Valcourt Holdings II, LLC	(5) (7) (13)	S + 5.25%	9.98%	01/07/2027	5,738	5,643	5,658	0.40
VRC Companies, LLC	(5) (8)	S + 5.75%	8.52%	06/29/2027	7,540	7,435	7,276	0.52
VRC Companies, LLC	(5) (8) (13)	S + 5.75%	8.52%	06/29/2027	3,074	2,950	2,754	0.20
VRC Companies, LLC	(5) (6) (8)	S + 5.50%	10.65%	06/29/2027	48,840	48,260	47,130	3.37
VRC Companies, LLC	(5) (6) (8) (13)	L + 5.50%	10.22%	06/29/2027	8,214	8,119	7,927	0.57
VRC Companies, LLC	(5) (8) (13)	L + 5.50%	10.22%	06/29/2027	—	(19)	(58)	0.00
						325,020	319,508	22.87
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L + 5.50%	9.89%	10/19/2028	34,211	33,621	32,668	2.34
KPSKY Acquisition, Inc.	(5) (8) (13)	P + 4.53%	12.03%	10/19/2028	4,420	4,311	4,066	0.29
						37,932	36,734	2.63

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L + 5.50%	10.24%	12/11/2028	17,336	$17,031	$16,185	1.16%
Fortis Solutions Group, LLC	(5) (8)	L + 5.50%	9.73%	10/13/2028	26,980	26,513	26,101	1.87
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.73%	10/13/2028	—	(2)	(3)	0.00
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.73%	10/15/2028	—	(7)	(33)	0.00
Fortis Solutions Group, LLC	(5) (8) (13)	L + 5.50%	9.73%	10/15/2027	360	317	272	0.02
						43,852	42,522	3.04
Distributors
48Forty Solutions LLC	(5) (7)	S + 6.00%	10.26%	11/30/2026	1,796	1,728	1,732	0.12
48Forty Solutions LLC	(5) (6) (7)	S + 5.50%	9.76%	11/30/2026	16,106	15,825	15,283	1.09
48Forty Solutions LLC	(5) (7) (13)	S + 5.50%	9.76%	11/30/2026	—	(46)	(139)	(0.01)
ABB Concise Optical Group, LLC	(5) (8)	L + 7.50%	12.67%	02/23/2028	17,977	17,578	17,165	1.23
ABB Concise Optical Group, LLC	(5) (8) (13)	P + 6.50%	13.99%	02/23/2028	1,792	1,752	1,707	0.12
Avalara, Inc.	(5) (8)	S + 7.25%	11.83%	10/19/2028	10,712	10,451	10,451	0.75
Avalara, Inc.	(5) (8) (13)	S + 7.25%	11.83%	10/19/2028	—	(26)	(26)	0.00
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	10.23%	11/01/2028	28,632	28,383	27,804	1.99
PT Intermediate Holdings III, LLC	(5) (8)	L + 5.50%	10.23%	11/01/2028	15,929	15,787	15,469	1.11
Radwell Parent, LLC	(5) (6) (8)	S + 6.75%	11.33%	04/01/2029	32,558	31,607	31,607	2.26
Radwell Parent, LLC	(5) (8) (13)	S + 6.75%	11.33%	04/01/2028	—	(71)	(71)	(0.01)
						122,968	120,982	8.66
Diversified Consumer Services
Assembly Intermediate, LLC	(5) (7)	L + 6.50%	11.23%	10/19/2027	20,741	20,393	19,944	1.43
Assembly Intermediate, LLC	(5) (7) (13)	L + 6.50%	11.23%	10/19/2027	2,904	2,836	2,705	0.19
Assembly Intermediate, LLC	(5) (7) (13)	L + 6.50%	11.23%	10/19/2027	830	796	750	0.05
FPG Intermediate Holdco, LLC	(5) (7)	S + 6.50%	10.92%	03/05/2027	497	488	472	0.03
Heartland Home Services, Inc.	(5) (8) (13)	L + 5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.13
Lightspeed Solution, LLC	(5) (8)	S + 6.50%	10.82%	03/01/2028	7,585	7,451	7,308	0.52
Lightspeed Solution, LLC	(5) (8) (13)	S + 6.50%	10.82%	03/01/2028	—	(21)	(89)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (13)	L + 5.50%	9.24%	12/09/2026	372	367	359	0.03
LUV Car Wash Group, LLC	(5) (7)	L + 5.50%	9.24%	12/09/2026	349	346	341	0.02
Magnolia Wash Holdings	(5) (7)	S + 6.50%	10.32%	07/14/2028	3,767	3,696	3,608	0.26
Magnolia Wash Holdings	(5) (7)	S + 6.50%	10.32%	07/14/2028	706	692	676	0.05
Magnolia Wash Holdings	(5) (7) (13)	S + 6.50%	10.32%	07/14/2028	87	84	81	0.01
Mammoth Holdings, LLC	(5) (6) (7)	S + 6.00%	9.82%	10/16/2023	8,033	8,008	8,033	0.57
Mammoth Holdings, LLC	(5) (7)	S + 6.00%	9.82%	10/16/2023	35,966	35,846	35,966	2.57
Mammoth Holdings, LLC	(5) (7) (13)	S + 6.00%	9.82%	10/16/2023	—	(3)	—	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC	(5) (7)	S + 6.50%	10.71%	07/25/2028	4,549	$4,463	$4,371	0.31%
Spotless Brands, LLC	(5) (7)	S + 6.50%	10.71%	07/25/2028	860	843	826	0.06
Spotless Brands, LLC	(5) (7) (13)	S + 6.50%	10.71%	07/25/2028	—	(3)	(6)	0.00
						88,142	87,147	6.24
Diversified Financial Services
Applitools, Inc.	(5) (8) (10)	S + 6.25%	10.57%	05/25/2029	3,200	3,143	3,145	0.23
Applitools, Inc.	(5) (8) (10) (13)	S + 6.25%	10.57%	05/25/2028	—	(8)	(7)	0.00
Cerity Partners, LLC	(5) (8)	S + 6.75%	11.32%	12/29/2029	8,617	8,359	8,359	0.60
Cerity Partners, LLC	(5) (8) (13)	S + 6.75%	11.32%	12/29/2029	454	60	60	0.00
SitusAMC Holdings Corp.	(5) (8)	L + 5.50%	10.23%	12/22/2027	3,573	3,542	3,417	0.24
Smarsh, Inc.	(5) (8)	S + 6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.30
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	11.29%	02/16/2029	536	521	496	0.04
Smarsh, Inc.	(5) (8) (13)	S + 6.50%	11.29%	02/16/2029	—	(5)	(10)	0.00
						19,820	19,586	1.40
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S + 5.75%	10.48%	07/06/2028	5,534	5,431	5,249	0.38
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	10.48%	07/06/2028	—	(9)	(51)	0.00
Abracon Group Holdings, LLC	(5) (8) (13)	S + 5.75%	10.48%	07/06/2028	—	(7)	(21)	0.00
Dwyer Instruments, Inc.	(5) (8)	L + 6.00%	10.73%	07/21/2027	8,059	7,911	7,694	0.55
Dwyer Instruments, Inc.	(5) (8) (13)	L + 6.00%	10.73%	07/21/2027	—	(18)	(92)	(0.01)
Dwyer Instruments, Inc.	(5) (8) (13)	L + 6.00%	10.73%	07/21/2027	158	140	113	0.01
						13,448	12,892	0.92
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L + 6.25%	10.98%	10/05/2026	17,150	16,798	16,795	1.20
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L + 6.25%	10.98%	10/05/2026	16,333	15,989	15,995	1.14
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L + 6.25%	10.98%	10/05/2026	5,833	5,721	5,713	0.41
Nellson Nutraceutical, Inc.	(5) (6) (7)	S + 5.75%	10.17%	12/23/2025	23,592	23,439	23,476	1.68
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L + 7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	10,812	10,675	9,017	0.65
						72,622	70,996	5.08
Health Care Equipment & Supplies
Performance Health & Wellness	(5) (6) (7)	L + 6.00%	10.73%	07/12/2027	9,398	9,248	8,956	0.64
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (8)	S + 5.75%	10.15%	08/24/2029	459	451	434	0.03
Advarra Holdings, Inc.	(5) (8) (13)	S + 5.75%	10.15%	08/24/2029	—	—	(2)	0.00
DCA Investment Holdings, LLC	(5) (6) (8)	S + 6.00%	10.39%	04/03/2028	11,053	10,922	10,887	0.78
DCA Investment Holdings, LLC	(5) (8) (13)	S + 6.00%	10.39%	04/03/2028	2,629	2,572	2,575	0.18

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(5) (8) (10)	S + 6.50%	11.23%	09/22/2026	750	$744	$736	0.05%
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S + 6.50%	11.23%	09/22/2026	165	164	162	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S + 6.50%	11.23%	09/22/2026	17	16	16	0.00
Heartland Veterinary Partners, LLC	(5) (7)	S + 4.75%	9.56%	12/10/2026	1,866	1,851	1,812	0.13
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 4.75%	9.56%	12/10/2026	2,969	2,936	2,847	0.20
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 4.75%	9.56%	12/10/2026	—	(3)	(11)	0.00
iCIMS, Inc.	(5) (8)	S + 7.25% (incl. 3.875% PIK)	11.52%	08/18/2028	6,568	6,455	6,455	0.46
Intelerad Medical Systems Incorporated	(5) (7) (10)	S + 6.50%	11.23%	08/21/2026	500	486	489	0.03
mPulse Mobile, Inc.	(5) (8)	L + 5.25%	9.32%	12/17/2027	17,500	17,200	16,977	1.21
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	9.32%	12/17/2027	—	(17)	(60)	0.00
mPulse Mobile, Inc.	(5) (8) (13)	L + 5.25%	9.32%	12/17/2027	151	143	136	0.01
Promptcare Infusion Buyer, Inc.	(5) (7)	L + 6.00%	10.22%	09/01/2027	9,073	8,925	8,757	0.63
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L + 6.00%	10.22%	09/01/2027	881	849	766	0.05
Southern Veterinary Partners, LLC	(5) (7)	S + 5.50%	9.93%	10/05/2027	899	883	854	0.06
Stepping Stones Healthcare Services, LLC	(5) (8)	L + 5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.29
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L + 5.75%	10.48%	01/02/2029	511	500	444	0.03
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	P + 4.75%	12.25%	12/30/2026	450	442	417	0.03
Suveto	(5) (8) (13)	L + 5.00%	9.38%	09/09/2027	11,038	10,935	10,461	0.75
Suveto	(5) (8) (13)	L + 5.00%	9.38%	09/09/2027	810	793	764	0.05
Tivity Health, Inc.	(5) (8)	S + 6.00%	10.58%	06/28/2029	3,711	3,658	3,592	0.26
Vardiman Black Holdings, LLC	(5) (9)	S + 7.00%	11.22%	03/18/2027	3,412	3,382	3,227	0.23
Vardiman Black Holdings, LLC	(5) (9) (13)	S + 7.00%	11.22%	03/18/2027	3,907	3,871	3,687	0.26
Vermont Aus Pty Ltd	(5) (8) (10)	S + 5.65%	10.23%	03/23/2028	8,436	8,244	7,927	0.57
						90,686	88,460	6.33
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L + 5.50%	9.98%	02/03/2026	12,669	12,442	12,300	0.88
Lightspeed Buyer, Inc.	(5) (7)	L + 5.50%	9.98%	02/03/2026	9,234	9,053	8,966	0.64
Lightspeed Buyer, Inc.	(5) (7) (13)	L + 5.50%	9.98%	02/03/2026	—	(28)	(118)	(0.01)
						21,467	21,148	1.51

Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S + 5.75%	10.12%	08/13/2029	1,378	1,351	1,311	0.09
Excelitas Technologies Corp.	(5) (8)	E + 5.75%	7.55%	08/13/2029	€242	245	246	0.02
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	10.12%	08/13/2029	—	(2)	(13)	0.00
Excelitas Technologies Corp.	(5) (8) (13)	S + 5.75%	10.12%	08/14/2028	74	72	68	0.00
						1,666	1,612	0.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S + 5.75%	9.58%	08/31/2029	2,044	$2,005	$2,005	0.14%
Amerilife Holdings, LLC	(5) (8) (13)	S + 5.75%	10.15%	08/31/2029	583	569	569	0.04
Amerilife Holdings, LLC	(5) (8) (13)	S + 5.75%	10.15%	08/31/2028	—	(8)	(8)	0.00
Foundation Risk Partners Corp.	(5) (8)	S + 6.00%	10.68%	10/29/2028	42,966	42,408	42,218	3.02
Foundation Risk Partners Corp.	(5) (8)	S + 6.00%	10.68%	10/29/2028	9,345	9,222	9,182	0.66
Foundation Risk Partners Corp.	(5) (8) (13)	S + 6.00%	10.32%	10/29/2027	1,882	1,827	1,803	0.13
Galway Borrower, LLC	(5) (8)	L + 5.25%	9.98%	09/29/2028	32,271	31,721	30,880	2.21
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	9.98%	09/29/2028	—	(7)	(13)	0.00
Galway Borrower, LLC	(5) (8) (13)	L + 5.25%	9.98%	09/30/2027	—	(32)	(88)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L + 5.25%	9.63%	11/25/2026	18,482	18,287	17,986	1.29
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	10.73%	04/14/2028	9,992	9,832	9,702	0.69
High Street Buyer, Inc.	(5) (6) (8)	L + 6.00%	10.73%	04/14/2028	40,125	39,459	38,961	2.79
High Street Buyer, Inc.	(5) (8) (13)	L + 6.00%	10.73%	04/16/2027	—	(31)	(62)	0.00
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L + 6.05%	10.81%	08/27/2025	44,059	43,688	42,808	3.06
Integrity Marketing Acquisition, LLC	(5) (8)	L + 6.05%	10.81%	08/27/2025	24,599	24,373	23,900	1.71
Integrity Marketing Acquisition, LLC	(5) (8)	L + 6.05%	10.81%	08/27/2025	17,290	17,108	16,799	1.20
Keystone Agency Investors	(5) (7)	S + 6.25%	10.98%	05/03/2027	3,516	3,467	3,467	0.25
Keystone Agency Investors	(5) (7)	S + 6.25%	10.98%	05/03/2027	4,047	3,993	3,993	0.29
Majesco	(5) (6) (7)	L + 7.25%	11.98%	09/21/2027	23,421	22,948	22,447	1.61
Majesco	(5) (7) (13)	L + 7.25%	11.98%	09/21/2026	—	(29)	(66)	0.00
Oakbridge Insurance Agency, LLC	(5) (7)	S + 5.75%	10.17%	12/31/2026	1,078	1,062	1,062	0.08
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	10.17%	12/31/2026	60	56	56	0.00
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S + 5.75%	10.17%	12/31/2026	19	18	18	0.00
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L + 5.50%	8.86%	10/16/2028	61,902	60,837	59,042	4.23
Patriot Growth Insurance Services, LLC	(5) (8)	L + 5.50%	8.86%	10/16/2028	1,089	1,060	1,039	0.07
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L + 5.50%	8.86%	10/16/2028	—	(74)	(207)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S + 6.00%	11.12%	11/01/2028	910	897	866	0.06
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S + 6.00%	11.12%	11/01/2028	1,985	1,955	1,874	0.13
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L + 6.00%	11.21%	11/01/2028	17,793	17,638	16,930	1.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	11.21%	11/01/2028	4,942	4,899	4,703	0.34
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L + 6.00%	11.21%	11/01/2027	—	(7)	(40)	0.00
RSC Acquisition, Inc.	(5) (6) (8)	S + 5.50%	9.97%	10/30/2026	24,774	24,417	23,999	1.72
RSC Acquisition, Inc.	(5) (8)	S + 5.50%	9.97%	10/30/2026	7,961	7,900	7,712	0.55
World Insurance Associates, LLC	(5) (6) (7)	S + 5.75%	10.33%	04/01/2026	33,331	32,499	32,288	2.31
World Insurance Associates, LLC	(5) (6) (7)	S + 5.75%	10.33%	04/01/2026	31,170	30,528	30,194	2.16

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
World Insurance Associates, LLC	(5) (7) (13)	S + 5.75%	10.33%	04/01/2026	825	$808	$785	0.06%
						455,293	446,804	31.98
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S + 5.50%	9.34%	10/30/2026	24,060	23,699	23,546	1.69
FMG Suite Holdings, LLC	(5) (7)	S + 5.50%	9.34%	10/30/2026	5,224	5,151	5,112	0.37
FMG Suite Holdings, LLC	(5) (7) (13)	S + 5.50%	9.34%	10/30/2026	551	515	495	0.04
MSM Acquisitions, Inc.	(5) (6) (7)	L + 6.00%	10.75%	12/09/2026	31,570	31,179	30,815	2.21
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	10.75%	12/09/2026	12,743	12,493	11,878	0.85
MSM Acquisitions, Inc.	(5) (7) (13)	L + 6.00%	10.75%	12/09/2026	1,836	1,784	1,741	0.12
Triple Lift, Inc.	(5) (6) (8)	S + 5.50%	10.12%	05/08/2028	27,580	27,136	26,162	1.87
Triple Lift, Inc.	(5) (8) (13)	S + 5.25%	9.58%	05/08/2028	1,533	1,472	1,328	0.10
						103,429	101,077	7.23
IT Services
Atlas Purchaser, Inc.	(6) (8)	L + 5.25%	9.81%	05/08/2028	8,922	8,778	6,225	0.45
Donuts, Inc.	(5) (6) (7)	S + 6.00%	10.43%	12/29/2027	18,375	18,108	17,910	1.28
Donuts, Inc.	(5) (7)	S + 6.00%	10.43%	12/29/2027	6,735	6,735	6,565	0.47
Donuts, Inc.	(5) (7) (13)	S + 6.00%	10.43%	12/29/2027	—	—	(80)	(0.01)
Govbrands Intermediate, Inc.	(5) (6) (8)	L + 5.50%	10.23%	08/04/2027	39,759	38,962	37,942	2.72
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	10.23%	08/04/2027	8,969	8,751	8,367	0.60
Govbrands Intermediate, Inc.	(5) (8) (13)	L + 5.50%	10.23%	08/04/2027	3,814	3,733	3,620	0.26
Long Term Care Group, Inc.	(5) (8)	L + 6.00%	10.34%	09/08/2027	4,963	4,875	4,768	0.34
Recovery Point Systems, Inc.	(5) (6) (7)	S + 6.50%	10.26%	08/12/2026	41,055	40,514	41,002	2.93
Recovery Point Systems, Inc.	(5) (7) (13)	S + 6.50%	10.26%	08/12/2026	—	(48)	(5)	0.00
Redwood Services Group, LLC	(5) (8)	S + 6.00%	10.68%	06/15/2029	10,939	10,732	10,462	0.75
Redwood Services Group, LLC	(5) (8) (13)	S + 6.00%	10.68%	06/15/2029	1,880	1,848	1,766	0.13
Syntax Systems Ltd	(5) (8) (10)	L + 5.50%	10.13%	10/29/2028	35,452	35,146	33,520	2.40
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.50%	10.13%	10/29/2028	—	(78)	(510)	(0.04)
Syntax Systems Ltd	(5) (8) (10) (13)	L + 5.61%	10.08%	10/29/2026	2,495	2,466	2,291	0.16
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L + 6.00%	10.73%	01/22/2027	20,561	20,258	20,059	1.44
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	L + 6.00%	10.73%	01/22/2027	17,085	16,820	16,668	1.19
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	P + 5.00%	12.50%	01/22/2027	264	236	216	0.02
UpStack, Inc.	(5) (7)	L + 5.75%	10.32%	08/20/2027	9,737	9,539	9,444	0.68
UpStack, Inc.	(5) (7) (13)	L + 5.75%	10.32%	08/20/2027	3,292	3,205	3,162	0.23
UpStack, Inc.	(5) (7) (13)	L + 5.75%	10.32%	08/20/2027	—	(19)	(26)	0.00
						230,561	223,366	15.99

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S + 5.00%	9.84%	11/16/2026	17,447	$17,319	$17,194	1.23%
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S + 5.00%	9.84%	11/16/2026	4,490	4,446	4,425	0.32
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S + 5.00%	9.84%	11/16/2026	—	(39)	(62)	0.00
						21,726	21,557	1.54
Machinery
Answer Acquisition, LLC	(5) (7)	L + 5.50%	10.23%	12/30/2026	10,719	10,541	10,265	0.73
Answer Acquisition, LLC	(5) (7) (13)	L + 5.50%	10.23%	12/30/2026	—	(13)	(35)	0.00
Komline Sanderson Engineering Corp.	(5) (6) (9)	S + 6.00%	11.14%	03/17/2026	4,080	4,045	3,837	0.27
Komline Sanderson Engineering Corp.	(5) (9) (13)	S + 6.00%	11.14%	03/17/2026	—	(72)	(507)	(0.04)
Komline Sanderson Engineering Corp.	(5) (6) (9)	L + 6.00%	10.67%	03/17/2026	16,629	16,507	15,640	1.12
Komline Sanderson Engineering Corp.	(5) (9)	L + 6.00%	10.67%	03/17/2026	19,118	18,984	17,981	1.29
Komline Sanderson Engineering Corp.	(5) (9) (13)	L + 6.00%	10.67%	03/17/2026	2,689	2,659	2,407	0.17
MHE Intermediate Holdings, LLC	(5) (6) (7)	S + 6.25%	9.75%	07/21/2027	121	117	117	0.01
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.50%	11.46%	07/21/2027	4,419	4,332	4,332	0.31
MHE Intermediate Holdings, LLC	(5) (6) (7)	S + 6.25%	9.50%	07/21/2027	28,391	27,937	27,550	1.97
MHE Intermediate Holdings, LLC	(5) (7)	S + 6.25%	9.50%	07/21/2027	3,711	3,650	3,601	0.26
MHE Intermediate Holdings, LLC	(5) (7) (13)	S + 6.00%	10.94%	07/21/2027	350	312	276	0.02
						88,999	85,464	6.12
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L + 4.75%	9.38%	12/22/2027	1,021	1,010	991	0.07
AWP Group Holdings, Inc.	(5) (7)	L + 4.75%	9.41%	12/22/2027	131	130	127	0.01
AWP Group Holdings, Inc.	(5) (7) (13)	L + 4.75%	9.41%	12/22/2026	54	52	49	0.00
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S + 4.75%	9.39%	06/26/2026	10,306	10,166	10,045	0.72
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S + 4.75%	9.39%	06/26/2025	459	440	418	0.03
Vessco Midco Holdings, LLC	(5) (6) (7)	L + 4.50%	8.88%	11/02/2026	2,715	2,696	2,679	0.19
Vessco Midco Holdings, LLC	(5) (7)	L + 4.50%	8.88%	11/02/2026	1,769	1,757	1,746	0.12
Vessco Midco Holdings, LLC	(5) (7) (13)	P + 3.50%	11.00%	10/18/2026	179	176	173	0.01
						16,427	16,228	1.16
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S + 5.25%	9.57%	04/07/2028	388	382	376	0.03
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	9.57%	04/07/2028	—	—	(2)	0.00
Energy Labs Holdings Corp.	(5) (7) (13)	S + 5.25%	9.57%	04/07/2028	18	17	16	0.00
						399	390	0.03
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S + 5.75%	9.83%	05/25/2029	11,121	10,903	10,903	0.78

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Caerus US 1, Inc.	(5) (8) (10) (13)	S + 5.75%	9.83%	05/25/2029	—	$(16)	$(16)	0.00%
Caerus US 1, Inc.	(5) (8) (10) (13)	S + 5.75%	9.83%	05/25/2029	293	270	270	0.02
						11,157	11,157	0.80
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L + 6.25%	9.99%	03/10/2027	18,617	18,303	18,479	1.32
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	L + 6.25%	9.99%	03/10/2027	1,950	1,935	1,936	0.14
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L + 6.25%	9.99%	03/10/2027	700	677	690	0.05
Bridgepointe Technologies, LLC	(5) (7)	S + 6.50%	11.23%	12/31/2027	15,174	14,570	14,570	1.04
Bridgepointe Technologies, LLC	(5) (7) (13)	S + 6.50%	11.23%	12/31/2027	—	(403)	(403)	(0.03)
Bullhorn, Inc.	(5) (6) (7)	L + 5.75%	10.48%	09/30/2026	12,948	12,847	12,571	0.90
Bullhorn, Inc.	(5) (7)	L + 5.75%	10.48%	09/30/2026	2,723	2,712	2,643	0.19
Bullhorn, Inc.	(5) (7) (13)	L + 5.75%	10.48%	09/30/2026	273	267	256	0.02
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	9.21%	10/01/2027	20,025	19,695	19,428	1.39
Citrin Cooperman Advisors, LLC	(5) (8)	L + 5.00%	9.21%	10/01/2027	8,582	8,437	8,326	0.60
KWOR Acquisition, Inc.	(5) (8)	L + 5.25%	9.63%	12/22/2028	5,376	5,280	5,096	0.36
KWOR Acquisition, Inc.	(5) (8) (13)	L + 5.25%	9.63%	12/22/2028	—	(44)	(248)	(0.02)
KWOR Acquisition, Inc.	(5) (8) (13)	P + 4.25%	11.75%	12/22/2027	—	(1)	(6)	0.00
Project Boost Purchaser, LLC	(5) (8)	S + 5.25%	9.65%	05/02/2029	5,414	5,364	5,362	0.38
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.25%	9.65%	05/02/2029	85	79	74	0.01
Project Boost Purchaser, LLC	(5) (8) (13)	S + 5.25%	9.65%	05/02/2028	—	(4)	(4)	0.00
						89,714	88,770	6.35
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S + 6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	30,525	30,293	29,139	2.09
Associations, Inc.	(5) (7) (13)	S + 6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	546	481	218	0.02
Associations, Inc.	(5) (7) (13)	S + 6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	—	(14)	(84)	(0.01)
MRI Software, LLC	(5) (6) (7)	L + 5.50%	10.23%	02/10/2026	59,485	59,075	58,278	4.17
MRI Software, LLC	(5) (7) (13)	L + 5.50%	10.23%	02/10/2026	—	(12)	(45)	0.00
Pritchard Industries, LLC	(5) (8)	L + 5.50%	10.54%	10/13/2027	25,532	25,108	24,112	1.73
Pritchard Industries, LLC	(5) (8) (13)	L + 5.50%	10.54%	10/13/2027	5,413	5,315	5,074	0.36
Zarya Intermediate, LLC	(5) (7) (10)	S + 6.50%	10.90%	07/01/2027	35,408	35,408	35,344	2.53
Zarya Intermediate, LLC	(5) (7) (10) (13)	S + 6.50%	10.90%	07/01/2027	—	—	(7)	0.00
						155,654	152,029	10.88
Software
Alert Media, Inc.	(5) (6) (7)	S + 5.00%	9.26%	04/12/2027	14,000	13,842	13,534	0.97
Alert Media, Inc.	(5) (7) (13)	S + 5.00%	9.26%	04/10/2026	—	(17)	(58)	0.00
Anaplan, Inc.	(5) (8)	S + 6.50%	10.82%	06/21/2029	24,000	23,546	23,578	1.69

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(5) (7)	S + 5.50%	9.92%	03/09/2027	14,617	$14,549	$14,063	1.01%
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	9.92%	03/09/2027	3,696	3,653	3,491	0.25
Appfire Technologies, LLC	(5) (7) (13)	S + 5.50%	9.92%	03/09/2027	10	7	3	0.00
Bottomline Technologies, Inc.	(5) (8)	S + 5.50%	9.83%	05/14/2029	3,192	3,133	3,070	0.22
Bottomline Technologies, Inc.	(5) (8) (13)	S + 5.50%	9.83%	05/15/2028	—	(5)	(10)	0.00
CLEO Communications Holding, LLC	(5) (6) (7)	L + 6.50%	10.74%	06/09/2027	39,998	39,685	38,574	2.76
CLEO Communications Holding, LLC	(5) (7) (13)	L + 6.50%	10.74%	06/09/2027	—	(92)	(445)	(0.03)
Diligent Corporation	(5) (6) (7)	L + 5.75%	10.13%	08/04/2025	27,510	27,337	26,905	1.93
Diligent Corporation	(5) (6) (7)	L + 5.75%	10.13%	08/04/2025	2,201	2,187	2,152	0.15
Diligent Corporation	(5) (7) (13)	L + 6.25%	10.63%	08/04/2025	1,350	1,323	1,251	0.09
GS AcquisitionCo, Inc.	(5) (6) (7)	L + 5.75%	9.91%	05/22/2026	75,927	75,432	74,120	5.30
GS AcquisitionCo, Inc.	(5) (7)	L + 5.75%	9.91%	05/22/2026	—	—	—	0.00
GS AcquisitionCo, Inc.	(5) (7) (13)	L + 5.75%	9.91%	05/22/2026	—	(19)	(58)	0.00
Gurobi Optimization, LLC	(5) (6) (7)	L + 5.00%	9.38%	12/19/2023	13,091	13,048	13,091	0.94
Gurobi Optimization, LLC	(5) (7) (13)	L + 5.00%	9.38%	12/19/2023	—	(5)	—	0.00
Kaseya, Inc.	(5) (8)	S + 5.75%	10.33%	06/25/2029	14,099	13,899	13,484	0.97
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	10.33%	06/25/2029	—	(6)	(37)	0.00
Kaseya, Inc.	(5) (8) (13)	S + 5.75%	10.33%	06/25/2029	—	(12)	(37)	0.00
LegitScript	(5) (8)	S + 5.25%	8.23%	06/24/2029	28,108	27,580	27,580	1.97
LegitScript	(5) (8) (13)	S + 5.25%	9.57%	06/24/2029	—	(68)	(68)	0.00
LegitScript	(5) (8) (13)	S + 5.25%	9.57%	06/24/2028	250	174	174	0.01
Montana Buyer, Inc.	(5) (8)	S + 5.75%	8.70%	07/22/2029	4,131	4,051	3,991	0.29
Montana Buyer, Inc.	(5) (8) (13)	S + 5.75%	8.70%	07/22/2028	—	(9)	(16)	0.00
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S + 5.00%	9.70%	06/11/2029	4,605	4,562	4,358	0.31
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	9.70%	06/11/2029	812	798	680	0.05
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S + 5.00%	9.70%	06/11/2029	—	(4)	(23)	0.00
Oak Purchaser, Inc.	(5) (8)	S + 5.50%	9.48%	04/28/2028	2,792	2,766	2,752	0.20
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	04/28/2028	625	609	599	0.04
Oak Purchaser, Inc.	(5) (8) (13)	S + 5.50%	9.48%	04/28/2028	—	(3)	(5)	0.00
Pound Bidco, Inc.	(5) (6) (7) (10)	L + 6.50%	10.67%	01/30/2026	9,012	8,888	8,970	0.64
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	L + 6.50%	10.67%	01/30/2026	—	(14)	(5)	0.00
Project Leopard Holdings, Inc.	(9) (10)	S + 5.25%	9.80%	07/20/2029	6,280	5,862	5,696	0.41
Revalize, Inc.	(5) (7)	S + 5.75%	10.48%	04/15/2027	19,652	19,543	18,737	1.34
Revalize, Inc.	(5) (7) (13)	S + 5.75%	10.48%	04/15/2027	—	(1)	(3)	0.00
Riskonnect Parent, LLC	(5) (8)	S + 5.50%	10.08%	12/07/2028	444	436	427	0.03
Riskonnect Parent, LLC	(5) (8) (13)	S + 5.50%	10.08%	12/07/2028	80	73	55	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Securonix, Inc.	(5) (8)	S + 6.50%	10.10%	04/05/2028	21,010	$20,678	$20,249	1.45%
Securonix, Inc.	(5) (8) (13)	S + 6.50%	10.10%	04/05/2028	—	(58)	(137)	(0.01)
Skykick, Inc.	(5) (7)	L + 7.25%	11.00%	09/01/2027	6,300	6,171	6,142	0.44
Skykick, Inc.	(5) (7) (13)	L + 7.25%	11.00%	09/01/2027	1,470	1,427	1,404	0.10
Trunk Acquisition, Inc.	(5) (7)	L + 5.50%	10.23%	02/19/2027	9,051	8,976	8,638	0.62
Trunk Acquisition, Inc.	(5) (7) (13)	L + 5.50%	10.23%	02/19/2026	—	(6)	(39)	0.00
User Zoom Technologies, Inc.	(5) (8)	S + 5.75%	9.35%	04/05/2029	38,689	37,967	37,965	2.72
						381,883	374,792	26.82
Total First Lien Debt						$2,753,620	$2,694,111	192.81%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S + 9.00%	13.69%	12/30/2027	4,500	$4,374	$4,319	0.31%
Auto Components
PAI Holdco, Inc.	(5) (7)	L + 7.50% (incl. 2.00% PIK)	11.92%	10/28/2028	26,033	25,444	23,787	1.70
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L + 7.00%	11.73%	03/02/2029	17,000	16,939	16,463	1.18
Infinite Bidco, LLC	(5) (9) (13)	L + 7.00%	11.73%	03/02/2029	—	—	(269)	(0.02)
						16,939	16,194	1.16
Energy Equipment & Services
QBS Parent, Inc.	(5)	L + 8.50%	12.88%	09/21/2026	15,000	14,809	13,569	0.97
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S + 8.00%	12.81%	12/10/2027	3,960	3,892	3,624	0.26
Heartland Veterinary Partners, LLC	(5) (7) (13)	S + 8.00%	12.81%	12/10/2027	1,452	1,426	1,322	0.09
						5,318	4,946	0.35
Industrial Conglomerates
Aptean, Inc.	(8)	S + 7.00%	11.74%	04/23/2027	5,950	5,950	5,459	0.39
IT Services
Help/Systems Holdings, Inc.	(5) (8)	S + 6.75%	10.94%	11/19/2027	17,500	17,500	16,189	1.16
Idera, Inc.	(5) (8)	L + 6.75%	10.50%	03/02/2029	3,887	3,863	3,642	0.26
Red Dawn SEI Buyer, Inc.	(5) (7)	L + 8.50%	12.67%	11/20/2026	19,000	18,653	17,904	1.28
						40,016	37,735	2.70
Software
Flexera Software, LLC	(5) (7)	L + 7.00%	11.39%	03/03/2029	13,500	13,277	12,584	0.90
Matrix Parent, Inc.	(5) (8)	S + 8.00%	12.55%	03/01/2030	10,667	10,493	9,757	0.70
						23,770	22,341	1.60
Total Second Lien Debt						$136,620	$128,350	9.19%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK	06/18/2026	1,500	$1,500	$372	0.03%
Fetch Insurance Services, LLC (Fetch)	(5)		12.75% (incl. 3.75% PIK)	10/31/2027	1,881	1,826	1,826	0.13
Total Unsecured Debt						$3,326	$2,198	0.16%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)	10.50%	04/05/2021	5,000	$5,693	$5,766	0.41%
Fortis Solutions Group, LLC	(5) (12)	12.25%	06/24/2022	1,000,000	1,041	1,024	0.07
Integrity Marketing Acquisition, LLC	(5) (12)	10.50%	12/21/2021	3,250,000	3,555	3,165	0.23
Knockout Intermediate Holdings I, Inc.	(5) (12)	11.75%	06/25/2022	2,790	2,895	2,787	0.20
Revalize, Inc.	(5) (7) (12)	S + 10.00%	12/14/2021	2,255	2,391	2,281	0.16
RSK Holdings, Inc. (Riskonnect)	(5) (8) (12)	S + 10.50%	07/07/2022	1,012,200	1,019	1,053	0.08
Skykick, Inc.	(5) (12)		08/31/2021	134,101	1,275	963	0.07
Total Preferred Equity					17,869	17,039	1.22
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)		03/09/2021	29,441	2,944	2,193	0.16
Amerilife Holdings, LLC	(5) (12)		09/01/2022	873	24	24	—
BP Purchaser, LLC	(5) (12)		12/10/2021	1,233,333	1,233	1,468	0.11
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)		03/01/2021	160,016	411	640	0.05
Encore Holdings, LLC	(5) (12)		11/23/2021	2,391	275	449	0.03
Frisbee Holding, LP (Fetch)	(5) (12)		10/31/2022	21,744	277	277	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)		11/16/2020	4,500	450	916	0.07
Help HP SCF Investor, LP (Help/Systems)	(10) (12)		05/12/2021		12,460	14,732	1.05
LUV Car Wash Holdings, LLC	(5) (12)		04/06/2022	116	116	116	0.01
mPulse Mobile, Inc.	(5) (12)		12/17/2021	165,761	1,220	1,281	0.09
PCX Holding Corp.	(5) (12)		04/22/2021	6,538	654	747	0.05
Pet Holdings, Inc. (Brightpet)	(5) (12)		10/06/2020	13,846	1,385	1,028	0.07
Pritchard Industries, Inc.	(5) (12)		10/13/2021	1,700,000	1,700	2,210	0.16
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)		12/20/2021	1,000,000	1,000	1,380	0.10
Recovery Point Systems, Inc.	(5) (12)		03/05/2021	1,000,000	1,000	760	0.05
Shelby Co-invest, LP (Spectrum Automotive)	(5) (12)		06/29/2021	8,500	850	1,194	0.09
Surewerx Topco, LP	(5) (10) (12)		12/28/2022	512	512	512	0.04
Suveto Co-Invest, LP	(5) (10) (12)		11/19/2021	17,000	1,700	1,963	0.14
Total Common Equity					28,211	31,890	2.28
Total Other Securities					$49,406	$51,127	3.66%
Total Portfolio Investments					$2,939,646	$2,873,588	205.65%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E"), LIBOR ("L") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our LIBOR-based loans were the 3-month E at 2.13%, the 30-day L at 4.39%, the 90-day L at 4.77%, the 180-day L at 5.14%; the reference rates for our SOFR-based loans were the 30-day S at 4.36%, the 90-day S at 4.59%, the 180-day S at 4.78%; and the reference rate for our Prime rate-based loans were at 7.50%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 7.1% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of December 31, 2022.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $48,929 or 3.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,200	$(27)
48Forty Solutions LLC	0.50%	Revolver	11/30/2026	2,715	(139)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(4)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	2,121	(60)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	104	(3)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	700	(5)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	1,003	(52)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	401	(21)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	41	(2)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	1,750	(58)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	292	(5)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	437	(8)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	833	(35)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	$1,674	$(63)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	157	(6)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(7)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	2,281	(88)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	1,244	(48)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	6,694	(304)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(84)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	186	(6)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,071	(26)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	267	(10)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	09/23/2024	10,116	(403)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	320	(10)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(445)
Caerus US 1, Inc.	—%	Delayed Draw Term Loan	10/31/2024	1,608	(16)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	878	(17)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	12,699	(381)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	03/02/2023	1,026	(15)
Diligent Corporation	0.50%	Revolver	08/04/2025	3,150	(69)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	3,166	(80)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	2,028	(92)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	855	(39)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	1,469	(35)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(13)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	262	(13)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	57	(3)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(29)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,074	(44)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	10/15/2023	76	(2)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	1,000	(33)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,339	(76)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	2,689	(47)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	2,420	(58)
GSM Acquisition Corp.	0.50%	Revolver	11/16/2026	4,280	(62)
Galway Borrower, LLC	0.50%	Delayed Draw Term Loan	09/30/2023	298	(12)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(88)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	03/09/2024	6	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	$14	$—
Govbrands Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(191)
Govbrands Intermediate, Inc.	0.50%	Revolver	08/04/2027	424	(19)
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(58)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	1,181	(30)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Home Services, Inc.	0.75%	Delayed Draw Term Loan	08/10/2023	612	(18)
Heartland Veterinary Partners, LLC	1.00%	Delayed Draw Term Loan	11/17/2023	1,255	(36)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(11)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(62)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	3,413	(154)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	4,777	(248)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	122	(6)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/22/2024	856	(37)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	856	(37)
Komline Sanderson Engineering Corp.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(507)
Komline Sanderson Engineering Corp.	0.50%	Revolver	03/17/2026	2,057	(122)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	257	(5)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	7,654	(68)
LegitScript	0.50%	Revolver	06/24/2028	3,917	(72)
Lightspeed Buyer, Inc.	1.00%	Delayed Draw Term Loan	02/28/2023	4,050	(118)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,439	(89)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,150	(64)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(45)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	71	(3)
Majesco	0.50%	Revolver	09/21/2026	1,575	(66)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2023	953	—
Mantech International CP	0.50%	Delayed Draw Term Loan	09/14/2024	87	(2)
Mantech International CP	0.50%	Revolver	09/14/2028	53	(1)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	466	(16)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/09/2024	1,652	(89)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Revolver	06/11/2029	431	(23)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,236	(18)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	372	(5)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	399	(3)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	36	—
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	732	(31)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	173	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	$1,065	$(45)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,296	(42)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	3,850	(128)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(207)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	12/14/2023	292	(14)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(40)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	(5)
Pritchard Industries, LLC	1.00%	Delayed Draw Term Loan	10/13/2023	691	(38)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	794	(35)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	238	(11)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,038	(10)
Project Boost Purchaser, LLC	0.50%	Revolver	05/02/2028	449	(4)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	2,431	(85)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	05/02/2024	394	(15)
QW Holding Corporation	0.50%	Revolver	08/31/2026	2,250	(84)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	2,248	(31)
Randy's Holdings, Inc.	0.50%	Revolver	10/31/2027	757	(22)
Radwell Parent, LLC	0.38%	Revolver	04/01/2028	2,442	(71)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	(5)
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	729	(32)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	558	(21)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	426	(6)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	255	(8)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	02/08/2023	3,215	(71)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(28)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	03/01/2023	1,155	(29)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(10)
MSM Acquisitions, Inc.	1.00%	Delayed Draw Term Loan	01/30/2023	23,439	(560)
MSM Acquisitions, Inc.	0.50%	Revolver	12/09/2026	2,112	(51)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	1,917	(112)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	881	(51)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	145	(6)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	01/14/2024	737	(39)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	3,304	(146)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	$2,420	$(107)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	1,681	(50)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/27/2024	3,601	(72)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	5,081	(182)
Suveto	0.50%	Revolver	09/09/2027	486	(18)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	273	(15)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	1,153	(62)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,356	(510)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,247	(68)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	808	(36)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	667	(37)
Thrive Buyer, Inc. (Thrive Networks)	0.50%	Revolver	01/22/2027	1,717	(42)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	2,467	(127)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(39)
Two Six Labs, LLC	1.00%	Delayed Draw Term Loan	08/20/2023	2,134	(52)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(52)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	164	(5)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	10,000	(303)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(91)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	08/26/2023	1,050	(32)
UpStack, Inc.	0.50%	Revolver	08/20/2027	875	(26)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	672	(34)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	6,059	(212)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(58)
Valcourt Holdings II, LLC	1.00%	Delayed Draw Term Loan	01/07/2023	1,121	(13)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	142	(8)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	268	(4)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	444	(14)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	3,649	(7)
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	02/17/2023	1,996	(60)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	353	(11)
Total First Lien Debt Unfunded Commitments				$305,663	$(9,984)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$88	$(7)
Infinite Bidco, LLC	1.00%	Delayed Draw Term Loan	03/14/2023	8,500	(269)
Total Second Lien Debt Unfunded Commitments				$8,588	$(276)
Total Unfunded Commitments				$314,251	$(10,260)

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
December 31, 2022
(In thousands, except shares and per share amounts)

(1) Organization
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
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors.
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2022, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

(2) Summary of Significant Accounting Policies
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

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
Deferred Financing Costs and Debt Issuance Costs
The Company records upfront fees, legal and other direct costs incurred in connection with the Company’s issuance of revolving debt facilities (the “Deferred Financing Costs”). These costs are deferred and amortized over the life of the related revolving credit facilities using the straight-line method. Deferred Financing Costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. The amortization of such Deferred Financing Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses.
The Company records costs related to the issuance of term debt obligations (the “Debt Issuance Costs”) on the consolidated financial statements. The costs, including upfront fees, legal and other direct costs incurred in connection with the issuance are deferred and amortized over the life of the related term obligation using the straight-line method. The amortization of Debt Issuance Costs are presented on the Consolidated Statements of Operations as interest expense and other financing expenses. Any unamortized Debt Issuance Costs are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2022 and December 31, 2021, the Company accrued $334 and $80 of U.S. federal excise tax, respectively. For the year ended December 31, 2020, the Company did not accrue any U.S. federal excise tax.
New Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04 (“ASU 2020-04”) “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This accounting update provides optional accounting relief to entities with contracts, hedge accounting relationships or other transactions that reference LIBOR or other interest rate benchmarks for which the referenced rate is expected to be discontinued or replaced. This optional relief generally allows for contract modifications solely related to the replacement of the reference rate to be accounted for as a continuation of the existing contract instead of as an extinguishment of the contract, and would therefore not trigger certain accounting impacts that would otherwise be required. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company adopted the accounting relief on January 1, 2022, and noted no material impact on the consolidated financial statements, as relevant contract relationship modifications are made during the course of the reference rate reform transition period.
(3)Related Party Transactions
Investment Advisory Agreement
On November 25, 2019, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2022.
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
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, Base Management Fees were $6,679, $3,465 and $560 net of waiver, respectively. As of December 31, 2022 and December 31, 2021, $1,783 and $1,306 were payable to the Investment Adviser relating to Base Management Fees.
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
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, $26,635, $15,852 and $2,517, respectively, of income based incentive fees were accrued to the Investment Adviser.
For the year ended December 31, 2022, $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to net changes in unrealized depreciation on investments during the period. For the year ended December 31, 2021 and December 31, 2020, $1,809 and $1,341 of capital gains incentive fees were accrued to the Investment Adviser, respectively. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of December 31, 2022, $8,118 and $0 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees payable. As of December 31, 2021, $5,886 and $2,773 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.

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
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company incurred $72, $212 and $183, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Company’s Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021 were $110 and $266, respectively.
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
For the year ended December 31, 2022, the Company did not incur any organization costs. The Investment Adviser recaptured $44 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) as a result of additional closings of investor commitments. For the year ended December 31, 2021, the Company incurred $42 towards organization cost and amortization of offering cost, and the Investment Adviser recaptured $98 of previously waived amounts from the Company. For the year ended December 31, 2020, the Company incurred $676 towards organization cost and amortization of offering cost, and the Investment Adviser waived $230 as part of Expense Support.
As of December 31, 2022, the Company reimbursed the Investment Adviser organization and offering costs incurred and there was no organization and offering costs in payable to affiliates and accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities.
License Agreement
The Company entered into the License Agreement with Morgan Stanley under which Morgan Stanley Investment Management, Inc. has granted the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company has a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Morgan Stanley” name.
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
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019. As of December 31, 2022 and December 31, 2021, MS Credit Partners Holdings held approximately 11.9% and 12.5% of the Company’s outstanding shares of common stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $213 for the year ended December 31, 2022, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6) and received fees of $138 for the year ended December 31, 2022.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,753,620	$2,694,111	93.8%	$2,213,332	$2,224,100	93.2%
Second Lien Debt	136,620	128,350	4.5	120,124	121,550	5.1
Other Securities	49,406	51,127	1.7	39,979	41,724	1.7
Total	$2,939,646	$2,873,588	100.0%	$2,373,435	$2,387,374	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	1.8%	1.7%
Air Freight & Logistics	1.1	0.5
Auto Components	3.8	3.3
Automobiles	5.1	7.4
Biotechnology	0.5	0.6
Chemicals	0.6	—
Commercial Services & Supplies	11.2	13.0
Construction & Engineering	1.3	1.5
Containers & Packaging	1.6	1.6
Distributors	4.2	1.2
Diversified Consumer Services	3.0	1.5
Diversified Financial Services	0.7	0.1
Electronic Equipment, Instruments & Components	1.0	0.7
Energy Equipment & Services	0.5	0.6
Food Products	2.5	3.1
Health Care Equipment & Supplies	0.3	0.4
Health Care Providers & Services	3.4	2.9
Health Care Technology	0.7	0.9
Industrial Conglomerates	0.2	1.8
Insurance Services	15.7	17.1
Interactive Media & Services	3.5	3.8
IT Services	9.6	10.8
Leisure Products	0.8	2.4
Machinery	3.0	2.0
Multi-Utilities	0.6	0.4
Oil, Gas & Consumable Fuels	0.0 (1)	—
Pharmaceuticals	0.4	—
Professional Services	3.2	4.0
Real Estate Management & Development	5.4	5.2
Software	14.3	11.5
Total	100.0%	100.0%
(1) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value were as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$10,187	$9,870	0.3%	$—	$—	—%
Canada	108,820	105,764	3.7	81,935	81,386	3.4
United Kingdom	11,157	11,157	0.4	17,804	18,200	0.8
United States	2,809,482	2,746,797	95.6	2,273,696	2,287,788	95.8
Total	$2,939,646	$2,873,588	100.0%	$2,373,435	$2,387,374	100.0%
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
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provide the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and
5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.

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
The following tables present the fair value hierarchy of investments:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,362	$2,668,749	$2,694,111
Second Lien Debt	—	5,459	122,891	128,350
Other Securities	—	—	36,395	36,395
Subtotal	$—	$30,821	$2,828,035	$2,858,856
Investment measured at net asset value(1)				$14,732
Total				$2,873,588

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,064	$2,207,036	$2,224,100
Second Lien Debt	—	—	121,550	121,550
Other Securities	—	—	27,973	27,973
Subtotal	$—	$17,064	$2,356,559	$2,373,623
Investment measured at net asset value(1)				$13,751
Total				$2,387,374
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,207,036	$121,550	$27,973	$2,356,559
Purchases of investments	900,740	15,694	8,315	924,749
Proceeds from principal repayments and sales of investments	(384,631)	—	(48)	(384,679)
Accretion of discount/amortization of premium	11,062	278	1	11,341
Payment-in-kind	1,080	524	1,110	2,714
Net change in unrealized appreciation (depreciation)	(67,033)	(9,205)	(1,004)	(77,242)
Net realized gains (losses)	495	—	48	543
Transfers into/(out) of Level 3	—	(5,950)	—	(5,950)
Fair value, end of period	$2,668,749	$122,891	$36,395	$2,828,035

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(64,817)	$(9,186)	$(1,004)	$(75,007)
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

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,624,749	Yield Analysis	Discount Rate	9.20%	20.44%	11.27%
	44,000	Transaction Price	Recent Transaction	100%	100%	100%
Investments in second lien debt	$122,891	Yield Analysis	Discount Rate	12.14%	17.20%	14.24%
Investments in other securities:
Unsecured debt	$1,826	Income Approach	Discount Rate	16.60%	16.60%	16.60%
	372	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	16,076	Income Approach	Discount Rate	12.20%	15.69%	13.62%
	963	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	15,877	Market Approach	EBITDA Multiple	8.10x	18.70x	13.25x
	1,281	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	$36,395
Total Investments	$2,828,035

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,207,036	Yield Analysis	Discount Rate	5.55%	12.44%	7.52%
Investments in second lien debt	$121,550	Yield Analysis	Discount Rate	7.12%	10.79%	8.51%
Investments in other securities:
Unsecured debt	$1,350	Yield Analysis	Discount Rate	25.33%	25.33%	25.33%
		Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	9,950	Yield Analysis	Discount Rate	11.70%	12.10%	11.92%
	1,298	Market Approach	Revenue Multiple	11.80x	11.80x	11.80x
Common equity	15,375	Market Approach	EBITDA Multiple	8.10x	19.97x	13.11x
Total investments in other securities	$27,973
Total Investments	$2,356,559
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6) and 2025 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of December 31, 2022, the fair value of the Company’s 2027 Notes was $394,995. The fair value of the Company’s credit facilities and 2025 Notes are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility	$—	$—	$310,350	$310,350
BNP Funding Facility	400,000	400,000	463,500	463,500
Truist Credit Facility	432,254	432,254	476,000	476,000
2027 Notes(1)	419,498	394,995	—	—
2025 Notes(1)	271,723	275,000	—	—
Total	$1,523,475	$1,502,249	$1,249,850	$1,249,850
(1)The carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $—, respectively.
(6) Debt
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $0 effective December 31, 2022, upon maturity. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bears interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility is secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
The summary information of the CIBC Subscription Facility is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Borrowing interest expense	$8,312	$6,379	$2,247
Facility unused commitment fees	26	92	406
Amortization of deferred financing costs	1,347	1,375	1,072
Total	$9,685	$7,846	$3,725
Weighted average interest rate (excluding unused fees and financing costs)	3.13%	1.77%	1.93%
Weighted average outstanding balance	$262,184	$354,810	$114,431
For the year ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company borrowed $—, $431,500 and $612,350, and repaid $310,350, $455,000 and $278,500, respectively, under the CIBC Subscription Facility. As of December 31, 2022 and December 31, 2021, the Company had $— and $310,350 outstanding under the CIBC Subscription Facility, respectively. As of December 31, 2022 and December 31, 2021, the Company had $— and $89,650, respectively, of available capacity under the CIBC Subscription Facility (subject to borrowing base restrictions).
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of December 31, 2022, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.

The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Borrowing interest expense	$15,376	$8,559	$—
Facility unused commitment fees	507	69	—
Amortization of deferred financing costs	1,145	1,073	147
Total	$17,028	$9,701	$147
Weighted average interest rate (excluding unused fees and financing costs)	3.90%	2.48%	—%
Weighted average outstanding balance	$389,216	$340,437	$—
For the year ended December 31, 2022 and December 31, 2021, the Company borrowed $113,000 and $538,500, and repaid $176,500 and $75,000 under the BNP Funding Facility, respectively. For the year ended December 31, 2020, the Company did not make any borrowings or repayments under the facility. As of December 31, 2022 and December 31, 2021, the Company had $400,000 and $463,500 outstanding under the BNP Funding Facility, respectively. As of December 31, 2022 and December 31, 2021, the Company had $200,000 and $136,500, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank, as amended on December 3, 2021 and May 20, 2022 (the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $975,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of December 31, 2022, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. The availability period of the Truist Credit Facility will terminate on July 16, 2025. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus either (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions, and (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus either (A) 1.75% per annum, or (B) 1.875% per annum, based on certain borrowing base conditions. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. The Truist Credit Facility has a maturity date of July 16, 2026.
The summary information of the Truist Credit Facility is as follows:

	For the Year Ended December 31, 2022	From July 16, 2021 to December 31, 2021
Borrowing interest expense	$11,959	$2,145
Facility unused commitment fees	2,487	858
Amortization of deferred financing costs	1,243	465
Total	$15,689	$3,468
Weighted average interest rate (excluding unused fees and financing costs)	3.68%	2.09%
Weighted average outstanding balance	$320,955	$218,189
For the year ended December 31, 2022 and from July 16, 2021 to December 31, 2021, the Company borrowed $754,246 and $544,000, and repaid $798,000 and $68,000 under the Truist Credit Facility. As of December 31, 2022 and December 31, 2021, the Company had $432,254 and $476,000 outstanding under the Truist Credit Facility, respectively. As of December 31, 2022 and December 31, 2021, the Company had $538,521 and $499,000, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).

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
Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), on July 20, 2022, the Company closed an exchange offer in which holders of the 2027 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 85.87% of the outstanding principal of the then restricted 2027 Notes obtained registered unrestricted 2027 Notes.
The summary information of 2027 Notes is as follows:

For the year ended December 31, 2022
Borrowing interest expense	$17,000
Accretion of original issuance discount	190
Amortization of debt issuance costs	996
Total	$18,186
Stated interest rate	4.50%
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
The summary information of 2025 Notes is as follows:

For the year ended December 31, 2022
Borrowing interest expense	$6,229
Amortization of debt issuance costs	365
Total	$6,594
Stated interest rate	7.55%

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	December 31, 2022			December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$400,000	$310,350	$89,650
BNP Funding Facility	600,000	400,000	200,000	600,000	463,500	136,500
Truist Credit Facility(2)(3)	975,000	432,254	538,521	975,000	476,000	499,000
2027 Notes(4)	425,000	425,000	—	—	—	—
2025 Notes(4)	275,000	275,000	—	—	—	—
Total	$2,275,000	$1,532,254	$738,521	$1,975,000	$1,249,850	$725,150
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
(2)As of December 31, 2022, $4,225 letter of credit was outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount. As of December 31, 2021, no letter of credit was outstanding.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238. As of December 31, 2021, the Company did not have any borrowings denominated in Euros (EUR) or other permitted currencies.
(4)The carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $—, respectively.
The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2022, December 31, 2021 and December 31, 2020 was 4.05%, 2.12% and 1.93%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2022, December 31, 2021 and December 31, 2020 was $1,432,492, $796,272 and $114,431, respectively.
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
(7) Commitments and Contingencies
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
As of December 31, 2022, the Company had $314,251 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2021, the Company had $509,403 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of December 31, 2022 and December 31, 2021, the Company had $1,629,389 and $1,585,531, respectively, in total capital commitments from stockholders, of which $220,271 and $425,694, respectively, were unfunded.
(8) Net Assets
The following table shows the components of distributable earnings as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Net distributable earnings (accumulated losses), beginning of period	$15,782	$4,702	$(1,156)
Net investment income/(loss) after taxes	128,010	72,929	10,635
Accumulated net realized gain (loss)	537	1,895	2,154
Net unrealized appreciation (depreciation)	(80,005)	8,431	5,508
Dividends declared	(119,437)	(72,315)	(13,926)
Tax reclassification of stockholders’ equity	334	140	1,487
Net distributable earnings (accumulated losses), end of period	$(54,779)	$15,782	$4,702

The following table summarizes the amount of capital drawdowns and total shares issued pursuant to the Subscription Agreements for the year ended December 31, 2022 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74.9
July 28, 2022	3,903,231	79.8
December 23, 2022	4,775,721	94.6
Total	12,227,084	$249.3
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2021 (dollar amounts in millions):

Share Issuance Date	Shares Issued	Amount
January 20, 2021	1,726,689	$35.0
March 12, 2021	2,171,816	45.0
April 12, 2021	5,326,877	110.0
May 26, 2021	4,036,582	85.0
July 16, 2021	7,161,130	149.9
October 15, 2021	7,806,514	164.0
November 12, 2021	8,182,294	174.0
December 29, 2021	4,748,891	99.6
Total	41,160,793	$862.5
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	30,611
December 20, 2022	December 20, 2022	January 25, 2023	0.50	32,770
Total Distributions			$1.92	$119,437

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Per Share Amount		Total Amount
March 18, 2021	March 18, 2021	April 22, 2021	$0.45		$8,570
June 23, 2021	June 23, 2021	July 22, 2021	0.49		13,974
September 23, 2021	September 23, 2021	October 27, 2021	0.56		20,080
December 21, 2021	December 21, 2021	January 25, 2022	0.57	(1)	29,691
Total Distributions			$2.07		$72,315
(1)Includes a special distribution of $0.11 per share for the year ended December 31, 2021.
The Company adopted an “opt in” dividend reinvestment plan (the “DRIP”). As a result, the Company’s stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP will not reduce an investor’s outstanding capital commitment.
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the year ended December 31, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 25, 2022	$7,540	358,891
April 27, 2022	6,964	332,212
July 27, 2022	7,614	372,338
October 19, 2022	8,204	408,126
Total	$30,322	1,471,567
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the year ended December 31, 2021 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 27, 2021	$2,462	121,484
April 22, 2021	2,276	110,191
July 22, 2021	3,733	178,345
October 27, 2021	5,101	242,789
Total	$13,572	652,809
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator - net increase/(decrease) in net assets resulting from operations	$48,542	$83,255	$18,297
Denominator - weighted average shares outstanding	61,676,363	31,159,302	7,559,426
Basic and diluted earnings per share	$0.79	$2.67	$2.42
(10) Income Taxes
For income tax purposes, distributions made to the Company’s stockholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made were as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Distributions paid from:
Ordinary income (including net short-term capital gains)	$119,433	$72,315	$13,926
Net long-term capital gains	4	—	—
Total taxable distributions	$119,437	$72,315	$13,926
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
For the year ended December 31, 2022, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2022. The amount carried forward to 2023 is estimated to be approximately $11,559, of which $11,243 is expected to be ordinary income and $316 is expected to be capital gains, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.
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
The book-to-tax differences relating to distributions made to the Company’s stockholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Paid-in capital in excess of par value	$(334)	$(140)	$(1,487)
Net distributable earnings (accumulated losses)	$334	$140	$1,487
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2022, December 31, 2021 and December 31, 2020):

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Gross unrealized appreciation	$6,529	$18,635	$5,121
Gross unrealized depreciation	(72,587)	(4,696)	(577)
Net unrealized appreciation (depreciation)	$(66,058)	$13,939	$4,544
Tax cost of investments at year end	$2,939,635	$2,373,435	$632,437
(11) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.91	$20.08	$20.00
Net investment income (loss)	2.08	2.34	1.41
Net unrealized and realized gain (loss)(2)	(1.26)	0.52	(0.28)
Net increase (decrease) in net assets resulting from operations	0.82	2.86	1.13
Dividends declared	(1.92)	(2.07)	(1.30)
Issuance of common stock	—	0.04	0.25
Total increase (decrease) in net assets	(1.10)	0.83	0.08
Net asset value, end of period	$19.81	$20.91	$20.08
Shares outstanding, end of period	70,536,678	56,838,027	15,024,425
Total return based on net asset value(3)	3.99%	14.83%	7.07%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$1,397,305	$1,188,587	$301,620
Weighted average shares outstanding(4)	61,676,363	31,159,302	7,559,426
Ratio of net expenses to average net assets	7.99%	6.77%	7.02%
Ratio of expenses before waivers to average net assets	9.55%	8.26%	8.20%
Ratio of net investment income to average net assets	9.97%	10.55%	6.62%
Ratio of total contributed capital to total committed capital, end of period	86.48%	88.87%	20.57%
Asset coverage ratio	191.19%	195.10%	190.35%
Portfolio turnover rate	14.87%	27.18%	31.11%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the year ended December 31, 2022, December 31, 2021, and December 31, 2020, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return is calculated assuming a purchase of common stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s dividend reinvestment plan.
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
On January 31, 2023, the Company entered into an amendment (the “Third Amendment”) to the Truist Credit Facility. The Third Amendment amended certain terms of the Truist Credit Facility, including, but not limited to (a) increase the maximum borrowing capacity of the Truist Credit Facility to $1,120,000,000, (b) revise the interest rate for borrowings under the Truist Credit Facility such that borrowings bear interest at a per annum rate equal to (x) for loans for which the Company elects the alternate base rate option, the “alternate base rate” (which is the highest of (A) the prime rate as publicly announced by Truist, (B) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (C) one month Term SOFR (as defined in the Truist Credit Facility) plus 1% per annum) plus 0.875%, and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings, and (c) extend the maturity date of the Truist Credit Facility to January 31, 2028 with respect to the loans and commitments held by the lenders who consented to the maturity extension.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
The following documents are filed as part of this annual report:
(1)    Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 81 of this annual report on Form 10-K.
(2)    Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)    Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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

Exhibit	Description
10.15
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of March 2, 2021, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(10)

10.16
Senior Secured Revolving Credit Agreement, dated as of July 16, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner(11)

10.17
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of December 3, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner(19)

10.18	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of January 14, 2022(12)
10.19
Amendment No. 4 to Credit Agreement and Limited Waiver, dated as of February 3, 2022, among Morgan Stanley Direct Lending Fund, CIBC Bank USA, as administrative agent, and the financial institutions party thereto(13)

10.20	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of May 12, 2022(14)
10.21
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of May 20, 2022, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Union Bank, N.A., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arranger(14)

10.22	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of July 28, 2022(15)
10.23	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 13, 2022(16)
10.24	Letter Re: Reduction of Commitment for Credit Facility for Morgan Stanley Direct Lending Fund, dated as of December 23, 2022(17)
10.25	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023(18)
14.1	Code of Ethics of Morgan Stanley Direct Lending Fund.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(4)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on January 7, 2020 (File No. 814-01332)
(6)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed by the Company on March 20, 2020 (File No. 814-01332)
(7)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2020 (File No. 814-01332)
(9)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)

Exhibit	Description
(10)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 22, 2021 (File No. 814-01332)
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on January 21, 2022 (File No. 814-01332)
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 4, 2022 (File No. 814-01332)
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2022 (File No. 814-01332)
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 1, 2022 (File No. 814-01332)
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 14, 2022 (File No. 814-01332)
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 29, 2022 (File No. 814-01332)
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332)
(19)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed by the Company on March 18, 2022 (File No. 814-01332)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY DIRECT LENDING FUND

Dated: March 9, 2023	By	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 9, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)

Dated: March 9, 2023	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 9, 2023	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 9, 2023	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 9, 2023	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 9, 2023	By:	/s/ Adam Metz
Adam Metz Director