Form 10-Q
period 2023-03-31
Morgan Stanley Direct Lending Fund
filed 2023-05-10
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of May 10, 2023, there was no established public market for the registrant’s common stock.
As of May 10, 2023, the Registrant had 71,464,634 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”), including the consolidated schedule of investments as of March 31, 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the three-month period ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.
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

/s/ Deloitte & Touche LLP
New York, NY
May 10, 2023

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $2,992,717 and $2,939,646 at March 31, 2023 and December 31, 2022, respectively)	$2,926,097	$2,873,588
Cash	99,606	81,215
Deferred financing costs	10,864	7,624
Interest and dividend receivable from non-controlled/non-affiliated investments	22,524	20,911
Subscription receivable	—	2,556
Receivable for investments sold/repaid	91	188
Prepaid expenses and other assets	488	40
Total assets	3,059,670	2,986,122

Liabilities
Debt (net of unamortized debt issuance costs of $7,324 and $7,899 at March 31, 2023 and December 31, 2022, respectively)	1,584,108	1,523,475
Payable to affiliates (Note 3)	1,392	2,086
Dividends payable	35,682	33,058
Management fees payable	1,826	1,783
Income based incentive fees payable	9,381	8,118
Interest payable	9,300	17,019
Accrued expenses and other liabilities	3,385	3,278
Total liabilities	1,645,074	1,588,817

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 70,981,913 and 70,536,678 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	71	71
Paid-in capital in excess of par value	1,460,904	1,452,013
Net distributable earnings (accumulated losses)	(46,379)	(54,779)
Total net assets	$1,414,596	$1,397,305
Total liabilities and net assets	$3,059,670	$2,986,122
Net asset value per share	$19.93	$19.81

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$81,717	$42,715
Payment-in-kind interest income	441	272
Dividend income	496	309
Other income	985	1,008
Total investment income	83,639	44,304

Expenses:
Interest expense and other financing expenses	26,667	10,349
Management fees	7,304	6,183
Income based incentive fees	9,381	5,466
Capital gains incentive fees	—	(747)
Professional fees	1,241	624
Directors’ fees	80	87
Administrative service fees	54	16
General and other expenses	168	410
Total expenses	44,895	22,388
Expense support (Note 3)	—	39
Management fees waiver (Note 3)	(5,478)	(4,637)
Net expenses	39,417	17,790
Net investment income (loss)	44,222	26,514

Net realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss) on non-controlled/non-affiliated investments	122	74
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(567)	(4,342)
Net realized and unrealized gain (loss)	(445)	(4,268)
Net increase (decrease) in net assets resulting from operations	$43,777	$22,246

Per share information—basic and diluted
Net investment income (loss) per share	$0.62	$0.46
Earnings (loss) per share	$0.62	$0.39
Weighted average shares outstanding (Note 9)	70,863,184	57,101,214

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net assets at beginning of period	$1,397,305	$1,188,587
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	44,222	26,514
Net realized gain (loss)	122	74
Net change in unrealized appreciation (depreciation)	(567)	(4,342)
Net increase (decrease) in net assets resulting from operations	43,777	22,246

Capital transactions:
Reinvestment of dividends	8,891	7,540
Dividends declared	(35,377)	(27,455)
Net increase (decrease) in net assets resulting from capital transactions	(26,486)	(19,915)
Total increase (decrease) in net assets	17,291	2,331
Net assets at end of period	$1,414,596	$1,190,918

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$43,777	$22,246
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	567	4,342
Net realized (gain) loss on investments	(122)	(74)
Net accretion of discount and amortization of premium on investments	(2,530)	(1,982)
Payment-in-kind interest and dividend capitalized	(1,003)	(370)
Amortization of deferred financing costs	699	1,110
Amortization of debt issuance costs and original issue discount on Unsecured Notes	628	177
Purchases of investments and change in payable for investments purchased	(139,566)	(177,705)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	90,247	28,478
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,613)	(86)
(Increase) decrease in prepaid expenses and other assets	(448)	(129)
(Decrease) increase in payable to affiliates	(694)	(1,545)
(Decrease) increase in management fees payable	43	240
(Decrease) increase in incentive fees payable	1,263	(1,499)
(Decrease) increase in interest payable	(7,719)	1,917
(Decrease) increase in accrued expenses and other liabilities	107	(287)
Net cash provided by (used in) operating activities	(16,364)	(125,167)
Cash flows from financing activities:
Borrowings on debt	60,000	554,458
Repayments on debt	—	(443,000)
Deferred financing costs paid	(3,939)	(2,064)
Debt issuance costs paid	—	(5,145)
Dividends paid in cash	(23,862)	(22,151)
Proceeds from issuance of common stock	2,556	7,778
Net cash provided by (used in) financing activities	34,755	89,876
Net increase (decrease) in cash	18,391	(35,291)
Cash, beginning of period	81,215	74,153
Cash, end of period	$99,606	$38,862

Supplemental information and non-cash activities:
Excise tax paid	$361	$57
Interest expense paid	$33,059	$6,480
Dividend reinvestment paid	$8,891	$7,540
Subscriptions receivable	$—	$72
Accrued but unpaid dividends	$35,682	$27,455
Accrued but unpaid debt issuance costs	$—	$425

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	L +	5.00%	10.16%	12/22/2026	2,705	$2,653	$2,636	0.19%
Mantech International CP	(5) (8)	S +	5.75%	10.43%	09/14/2029	358	351	352	0.02
Mantech International CP	(5) (8) (13)	S +	5.75%	10.43%	09/14/2029	—	(1)	(2)	—
Mantech International CP	(5) (8) (13)	S +	5.75%	10.43%	09/14/2028	—	(1)	(1)	—
PCX Holding Corp.	(5) (6) (7)	L +	6.25%	11.41%	04/22/2027	18,186	18,053	17,678	1.25
PCX Holding Corp.	(5) (7)	L +	6.25%	11.41%	04/22/2027	18,310	18,032	17,800	1.26
PCX Holding Corp.	(5) (7) (13)	L +	6.25%	11.41%	04/22/2027	555	543	504	0.04
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.40%	08/20/2027	10,931	10,762	10,694	0.76
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.40%	08/20/2027	2,113	2,063	2,021	0.14
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.40%	08/20/2027	—	(31)	(46)	—
							52,424	51,636	3.65
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	10.79%	06/11/2027	14,371	14,117	13,942	0.99
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	10.05%	12/30/2026	12,515	12,410	12,092	0.85
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	10.05%	12/30/2026	1,263	1,247	1,221	0.09
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.05%	12/30/2026	—	(2)	(5)	—
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.05%	12/30/2025	—	(9)	(36)	—
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.12%	12/30/2028	1,668	1,619	1,619	0.11
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.12%	12/30/2028	130	122	122	0.01
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.12%	12/30/2028	75	66	66	—
							29,570	29,021	2.05
Automobile Components
Continental Battery Company	(5) (7)	L +	6.75%	11.91%	01/20/2027	6,172	6,073	5,513	0.39
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	11.36%	11/01/2028	6,726	6,535	6,557	0.46
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.36%	11/01/2028	—	(31)	(56)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.36%	11/01/2028	170	144	147	0.01
Sonny's Enterprises, LLC	(5) (7)	S +	5.50%	10.33%	08/05/2026	6,987	6,883	6,747	0.48
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	10.76%	08/05/2026	5,346	5,275	5,162	0.36
Sonny's Enterprises, LLC	(5) (7)	S +	6.75%	11.57%	08/05/2026	34,038	33,572	32,871	2.32
Spectrum Automotive Holdings Corp.	(5) (6) (8)	L +	5.75%	10.91%	06/29/2028	23,590	23,308	22,446	1.59
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L +	5.75%	10.91%	06/29/2028	4,644	4,576	4,326	0.31
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L +	5.75%	10.91%	06/29/2027	—	(9)	(43)	—
							86,326	83,670	5.91

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	10.16%	02/28/2025	20,670	$20,440	$20,219	1.43%
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	10.16%	02/28/2025	3,621	3,581	3,542	0.25
ARI Network Services, Inc.	(5) (8) (13)	S +	5.50%	10.16%	02/28/2025	1,757	1,726	1,691	0.12
Summit Buyer, LLC	(5) (7)	S +	5.75%	10.74%	01/14/2026	22,064	21,763	21,305	1.51
Summit Buyer, LLC	(5) (7) (13)	S +	5.75%	10.74%	01/14/2026	28,920	28,503	27,812	1.97
Summit Buyer, LLC	(5) (7) (13)	S +	5.75%	10.74%	01/14/2026	—	(29)	(83)	(0.01)
Turbo Buyer, Inc.	(5) (7)	L +	6.00%	11.15%	12/02/2025	37,844	37,362	36,758	2.60
Turbo Buyer, Inc.	(5) (7)	L +	6.00%	11.20%	12/02/2025	38,027	37,445	36,935	2.61
							150,791	148,179	10.48
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L +	5.50%	10.48%	04/27/2027	12,036	11,948	11,739	0.83
GraphPad Software, LLC	(5) (7)	L +	5.50%	10.48%	04/27/2027	2,885	2,863	2,814	0.20
GraphPad Software, LLC	(5) (7) (13)	L +	5.50%	10.48%	04/27/2027	—	(12)	(43)	—
							14,799	14,510	1.03
Chemicals
Tank Holding Corp.	(6) (8)	S +	5.75%	10.66%	03/31/2028	14,094	13,849	13,512	0.96
Tank Holding Corp.	(8) (13)	S +	5.75%	10.66%	03/31/2028	227	213	194	0.01
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	10.87%	12/22/2027	4,891	4,806	4,692	0.33
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	10.87%	12/22/2025	103	92	75	0.01
							18,960	18,473	1.31
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L +	4.75%	9.50%	12/23/2026	17,237	17,014	16,985	1.20
365 Retail Markets, LLC	(5) (7)	L +	4.75%	9.50%	12/23/2026	5,529	5,473	5,449	0.39
365 Retail Markets, LLC	(5) (7) (13)	L +	4.75%	9.50%	12/23/2026	1,200	1,166	1,159	0.08
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	11.98%	12/09/2029	2,009	1,950	1,959	0.14
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	11.98%	12/09/2028	—	(5)	(5)	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	10.90%	07/29/2029	11,739	10,997	11,138	0.79
Encore Holdings, LLC	(5) (8)	L +	4.75%	9.91%	11/23/2028	1,845	1,818	1,807	0.13
Encore Holdings, LLC	(5) (8) (13)	L +	4.75%	9.91%	11/23/2028	2,310	2,266	2,236	0.16
Encore Holdings, LLC	(5) (8) (13)	L +	4.75%	9.91%	11/23/2027	—	(7)	(11)	—
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.08%	04/07/2028	387	382	376	0.03
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.08%	04/07/2028	—	—	(1)	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.08%	04/07/2028	12	11	10	—
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.21%	12/15/2028	20,675	20,322	20,390	1.44
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.25%	12/15/2028	4,495	4,415	4,433	0.31
FLS Holding, Inc.	(5) (7) (10) (13)	L +	5.25%	10.21%	12/17/2027	—	(28)	(25)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PDFTron Systems, Inc.	(5) (6) (7) (10)	S +	5.50%	10.31%	07/15/2027	30,338	$29,940	$29,395	2.08%
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	10.26%	07/15/2027	9,800	9,645	9,495	0.67
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	10.29%	07/15/2026	7,700	7,599	7,461	0.53
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L +	5.00%	9.84%	12/20/2028	3,919	3,852	3,716	0.26
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L +	5.00%	9.84%	12/20/2028	—	(7)	(41)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L +	5.00%	9.84%	12/20/2028	—	(4)	(12)	—
QW Holding Corporation	(5) (6) (7)	L +	5.50%	10.32%	08/31/2026	8,883	8,774	8,883	0.63
QW Holding Corporation	(5) (7) (13)	P +	4.50%	12.50%	08/31/2026	2,054	2,027	2,054	0.15
QW Holding Corporation	(5) (7) (13)	P +	4.50%	12.50%	08/31/2026	755	728	755	0.05
Sherlock Buyer Corp.	(5) (8)	S +	5.75%	10.75%	12/08/2028	11,033	10,845	10,856	0.77
Sherlock Buyer Corp.	(5) (8) (13)	S +	5.75%	10.75%	12/08/2028	—	(26)	(52)	—
Sherlock Buyer Corp.	(5) (8) (13)	S +	5.75%	10.75%	12/08/2027	—	(20)	(21)	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	11.65%	12/28/2029	5,488	5,328	5,385	0.38
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.65%	12/28/2029	—	(22)	(21)	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.65%	12/28/2028	—	(31)	(20)	—
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.91%	11/30/2026	8,682	8,567	8,292	0.59
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.91%	11/30/2026	4,966	4,898	4,743	0.34
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.91%	11/30/2026	953	934	898	0.06
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.91%	11/30/2026	759	742	696	0.05
Tamarack Intermediate, LLC	(5) (8)	S +	5.50%	10.76%	03/13/2028	5,459	5,365	5,183	0.37
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.50%	10.33%	03/13/2028	149	134	103	0.01
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L +	5.75%	10.58%	10/29/2027	16,929	16,656	16,462	1.16
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L +	5.75%	10.58%	10/29/2027	9,808	9,646	9,537	0.67
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L +	5.75%	10.58%	10/29/2027	1,268	1,169	992	0.07
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L +	5.75%	10.58%	10/29/2026	—	(43)	(83)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L +	6.75%	11.67%	04/13/2026	16,194	16,012	15,490	1.10
US Infra Svcs Buyer, LLC	(5) (6) (7)	L +	6.75%	11.89%	04/13/2026	2,286	2,261	2,186	0.15
US Infra Svcs Buyer, LLC	(5) (7)	L +	6.75%	11.73%	04/13/2026	2,250	2,227	2,152	0.15
Valcourt Holdings II, LLC	(5) (7)	S +	5.25%	10.30%	01/07/2027	25,081	24,740	24,892	1.76
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	10.30%	01/07/2027	9,904	9,766	9,829	0.69
Valcourt Holdings II, LLC	(5) (7)	S +	5.25%	10.30%	01/07/2027	6,842	6,752	6,790	0.48
VRC Companies, LLC	(5) (6) (8)	L +	5.50%	10.65%	06/29/2027	56,909	56,265	55,401	3.92
VRC Companies, LLC	(5) (8)	S +	5.75%	10.57%	06/29/2027	7,521	7,421	7,321	0.52
VRC Companies, LLC	(5) (8) (13)	S +	5.75%	10.57%	06/29/2027	8,108	7,991	7,866	0.56
VRC Companies, LLC	(5) (8) (13)	L +	5.50%	10.65%	06/29/2027	—	(18)	(44)	—
							325,887	322,439	22.79

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L +	5.50%	10.41%	10/19/2028	34,124	$33,555	$32,722	2.31%
KPSKY Acquisition, Inc.	(5) (8)	L +	5.50%	10.41%	10/19/2028	3,930	3,863	3,768	0.27
KPSKY Acquisition, Inc.	(5) (8) (13)	L +	5.50%	10.41%	10/19/2028	921	879	761	0.05
LJ Avalon Holdings, LLC	(5) (7)	S +	6.50%	11.33%	02/01/2030	4,163	4,040	4,040	0.29
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.50%	11.33%	02/01/2030	—	(25)	(25)	—
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.50%	11.33%	02/01/2029	—	(20)	(20)	—
							42,292	41,246	2.92
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L +	5.50%	10.65%	12/11/2028	17,292	16,998	16,320	1.15
Fortis Solutions Group, LLC	(5) (8)	L +	5.50%	10.34%	10/13/2028	26,912	26,461	26,299	1.86
Fortis Solutions Group, LLC	(5) (8)	L +	5.50%	10.34%	10/13/2028	76	75	75	0.01
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	10.34%	10/15/2028	6	(1)	(17)	—
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	10.34%	10/15/2027	360	319	298	0.02
							43,852	42,975	3.04
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S +	5.50%	10.27%	11/30/2026	16,066	15,800	15,378	1.09
48Forty Solutions, LLC	(5) (7)	S +	6.00%	10.77%	11/30/2026	1,791	1,728	1,742	0.12
48Forty Solutions, LLC	(5) (7) (13)	P +	4.50%	12.50%	11/30/2026	271	228	155	0.01
ABB Concise Optical Group, LLC	(5) (8)	L +	7.50%	12.67%	02/23/2028	17,932	17,547	16,539	1.17
ABB Concise Optical Group, LLC	(5) (8) (13)	P +	6.50%	14.50%	02/23/2028	1,792	1,754	1,646	0.12
Avalara, Inc.	(5) (8)	S +	7.25%	12.15%	10/19/2028	10,712	10,459	10,587	0.75
Avalara, Inc.	(5) (8) (13)	S +	7.25%	12.15%	10/19/2028	—	(25)	(13)	—
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.02%	11/01/2028	17,183	17,038	16,028	1.13
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.02%	11/01/2028	11,377	11,281	10,612	0.75
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.02%	11/01/2028	15,889	15,752	14,821	1.05
							91,562	87,495	6.19
Diversified Consumer Services
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.25%	07/31/2025	8,272	7,815	7,815	0.55
Apex Service Partners, LLC	(5) (7) (13)	S +	5.50%	10.25%	07/31/2025	4,042	3,595	3,595	0.25
Assembly Intermediate, LLC	(5) (7)	L +	6.50%	11.66%	10/19/2027	20,741	20,407	20,004	1.41
Assembly Intermediate, LLC	(5) (7) (13)	L +	6.50%	11.66%	10/19/2027	2,904	2,839	2,720	0.19
Assembly Intermediate, LLC	(5) (7) (13)	L +	6.50%	11.66%	10/19/2027	830	798	756	0.05
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	11.41%	03/05/2027	496	487	475	0.03
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.44%	03/14/2030	1,059	1,028	1,028	0.07
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.44%	03/14/2030	—	(3)	(3)	—
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.44%	03/14/2029	—	(2)	(2)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Heartland Home Services	(5) (8) (13)	L +	5.75%	10.59%	12/15/2026	1,960	$1,944	$1,905	0.13%
Lightspeed Solution, LLC	(5) (8)	S +	6.50%	11.37%	03/01/2028	7,656	7,527	7,397	0.52
Lightspeed Solution, LLC	(5) (8) (13)	S +	6.50%	11.37%	03/01/2028	171	150	89	0.01
LUV Car Wash Group, LLC	(5) (7) (13)	S +	7.00%	11.74%	12/09/2026	371	367	363	0.03
LUV Car Wash Group, LLC	(5) (7)	S +	7.00%	11.74%	12/09/2026	348	345	343	0.02
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.35%	07/14/2028	3,757	3,689	3,507	0.25
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.35%	07/14/2028	704	691	657	0.05
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	11.35%	07/14/2028	87	84	77	0.01
Mammoth Holdings, LLC	(5) (6) (7)	S +	6.00%	10.85%	10/16/2024	8,013	7,976	7,914	0.56
Mammoth Holdings, LLC	(5) (7)	S +	6.00%	10.85%	10/16/2024	35,875	35,718	35,434	2.50
Mammoth Holdings, LLC	(5) (7) (13)	S +	6.00%	10.85%	10/16/2024	—	(4)	(12)	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.31%	07/25/2028	4,526	4,443	4,371	0.31
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.31%	07/25/2028	857	841	827	0.06
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	11.31%	07/25/2028	29	26	24	—
							100,761	99,284	7.02
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.06% PIK	05/25/2029	3,287	3,240	3,126	0.22
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	11.06%	05/25/2028	—	(7)	(21)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	11.54%	12/29/2029	4,551	4,417	4,465	0.32
Cerity Partners, LLC	(5) (8) (13)	S +	6.75%	11.54%	12/29/2029	240	39	108	0.01
SitusAMC Holdings Corp.	(5) (8)	L +	5.50%	10.66%	12/22/2027	3,564	3,535	3,442	0.24
Smarsh, Inc.	(5) (8)	S +	6.50%	11.29%	02/16/2029	4,286	4,210	4,138	0.29
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	536	522	499	0.04
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	54	49	44	—
							16,005	15,801	1.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	P +	4.75%	12.75%	07/06/2028	5,520	5,421	5,323	0.38
Abracon Group Holdings, LLC	(5) (8) (13)	P +	4.75%	12.75%	07/06/2028	—	(9)	(36)	—
Abracon Group Holdings, LLC	(5) (8) (13)	P +	4.75%	12.75%	07/06/2028	—	(7)	(14)	—
Dwyer Instruments, Inc.	(5) (8)	L +	6.00%	11.16%	07/21/2027	8,039	7,897	7,744	0.55
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	11.16%	07/21/2027	—	(17)	(74)	(0.01)
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	11.16%	07/21/2027	225	208	188	0.01
Infinite Bidco, LLC	(5) (9)	L +	6.25%	10.91%	03/02/2028	12,454	12,091	12,090	0.85
							25,584	25,221	1.78
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L +	6.25%	11.40%	10/05/2026	17,106	16,774	16,792	1.19
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L +	6.25%	11.40%	10/05/2026	16,292	15,967	15,992	1.13

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L +	6.25%	11.08%	10/05/2026	5,833	$5,729	$5,726	0.40%
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	10.49%	12/23/2025	23,545	23,284	23,243	1.64
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	S +	7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	10,839	10,712	9,156	0.65
							72,466	70,909	5.01
Health Care Equipment & Supplies
Performance Health & Wellness	(5) (6) (7)	L +	6.00%	11.16%	07/12/2027	9,398	9,255	9,039	0.64
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	11.86%	03/13/2029	3,903	3,786	3,786	0.27
							13,041	12,825	0.91
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (8)	S +	5.75%	10.56%	08/24/2029	457	450	438	0.03
Advarra Holdings, Inc.	(5) (8) (13)	S +	5.75%	10.56%	08/24/2029	—	—	(2)	—
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.41%	11.30%	04/03/2028	11,022	10,896	10,660	0.75
DCA Investment Holdings, LLC	(5) (8)	S +	6.41%	11.30%	04/03/2028	2,743	2,700	2,653	0.19
DCA Investment Holdings, LLC	(5) (8) (13)	S +	6.50%	11.40%	04/03/2028	237	221	208	0.01
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.55%	09/22/2026	752	746	742	0.05
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.55%	09/22/2026	206	204	203	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.55%	09/22/2026	17	16	16	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	9.56%	12/10/2026	1,861	1,847	1,831	0.13
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	4,061	4,030	3,993	0.28
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	—	(3)	(6)	—
iCIMS, Inc.	(5) (8)	S +	7.25%	12.05%	08/18/2028	6,568	6,459	6,496	0.46
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.41%	08/21/2026	499	486	477	0.03
mPulse Mobile, Inc.	(5) (8)	L +	5.25%	10.19%	12/17/2027	17,456	17,169	16,983	1.20
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	10.19%	12/17/2027	—	(16)	(54)	—
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	10.19%	12/17/2027	212	204	198	0.01
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	10.58%	08/31/2029	4,357	4,184	4,184	0.30
Promptcare Infusion Buyer, Inc.	(5) (7)	L +	6.00%	10.72%	09/01/2027	9,050	8,908	8,760	0.62
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L +	6.00%	10.72%	09/01/2027	1,244	1,209	1,138	0.08
Southern Veterinary Partners, LLC	(5) (7)	S +	5.50%	10.36%	10/05/2027	897	881	860	0.06
Stepping Stones Healthcare Services, LLC	(5) (8)	L +	5.75%	10.91%	01/02/2029	4,331	4,275	4,144	0.29
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L +	5.75%	10.91%	01/02/2029	722	710	668	0.05
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	P +	4.75%	12.75%	12/30/2026	400	393	373	0.03
Suveto	(5) (8) (13)	L +	5.00%	9.86%	09/09/2027	11,335	11,236	10,761	0.76
Suveto	(5) (8) (13)	L +	5.00%	9.86%	09/09/2027	567	551	521	0.04
Tivity Health, Inc.	(5) (8)	S +	6.00%	10.90%	06/28/2029	3,701	3,650	3,621	0.26
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	11.77%	03/18/2027	3,403	3,375	3,265	0.23

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(5) (9) (13)	S +	7.00%	11.61%	03/18/2027	3,978	$3,944	$3,814	0.27%
Vermont Aus Pty Ltd	(5) (8) (10)	S +	5.50%	10.55%	03/23/2028	8,415	8,230	8,036	0.57
							96,955	94,981	6.71
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L +	5.50%	10.43%	02/03/2026	9,164	9,002	8,926	0.63
Lightspeed Buyer, Inc.	(5) (7)	L +	5.50%	10.43%	02/03/2026	3,472	3,425	3,382	0.24
Lightspeed Buyer, Inc.	(5) (7)	L +	5.50%	10.34%	02/03/2026	9,987	9,805	9,727	0.69
							22,232	22,035	1.56
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.61%	08/13/2029	1,469	1,443	1,414	0.10
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	8.36%	08/13/2029	€242	245	253	0.02
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.61%	08/13/2029	—	(2)	(7)	—
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.61%	08/14/2028	51	49	46	—
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	11.65%	04/01/2029	32,477	31,554	31,574	2.23
Raptor Merger Sub Debt, LLC	(5) (8) (13)	S +	6.75%	11.56%	04/01/2028	326	258	258	0.02
							33,547	33,538	2.37
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	10.88%	08/31/2029	2,039	2,001	1,950	0.14
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.88%	08/31/2029	582	568	543	0.04
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.88%	08/31/2028	—	(8)	(19)	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.00%	10/29/2028	42,858	42,319	39,408	2.79
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.00%	10/29/2028	9,321	9,203	8,571	0.61
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	11.00%	10/29/2027	—	(52)	(368)	(0.03)
Galway Borrower, LLC	(5) (8)	S +	5.25%	10.24%	09/29/2028	32,189	31,661	31,095	2.20
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.24%	09/29/2028	—	(7)	(10)	—
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.24%	09/30/2027	441	410	372	0.03
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L +	5.25%	10.09%	11/25/2026	18,435	18,251	18,085	1.28
High Street Buyer, Inc.	(5) (6) (8)	L +	6.00%	11.05%	04/14/2028	9,967	9,813	9,769	0.69
High Street Buyer, Inc.	(5) (6) (8)	L +	6.00%	11.05%	04/14/2028	40,023	39,383	39,231	2.77
High Street Buyer, Inc.	(5) (8) (13)	L +	6.00%	11.05%	04/16/2027	—	(29)	(42)	—
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L +	6.05%	11.00%	08/27/2025	43,946	43,606	42,878	3.03
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	11.00%	08/27/2025	24,536	24,329	23,940	1.69
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	11.00%	08/27/2025	17,246	17,080	16,827	1.19
Keystone Agency Investors	(5) (7)	S +	5.75%	10.80%	05/03/2027	3,507	3,461	3,447	0.24
Keystone Agency Investors	(5) (7)	S +	5.75%	10.80%	05/03/2027	4,038	3,986	3,969	0.28
Long Term Care Group, Inc.	(5) (8)	S +	6.00%	10.90%	09/08/2027	4,950	4,866	4,438	0.31
Majesco	(5) (6) (7)	L +	7.25%	12.41%	09/21/2027	23,361	22,908	22,585	1.60

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Majesco	(5) (7) (13)	L +	7.25%	12.41%	09/21/2026	—	$(27)	$(52)	—%
Oakbridge Insurance Agency, LLC	(5) (7)	S +	5.75%	10.66%	12/31/2026	1,077	1,062	1,054	0.07
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.66%	12/31/2026	92	89	83	0.01
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.66%	12/31/2026	24	23	23	—
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L +	5.50%	10.44%	10/16/2028	62,833	61,777	60,546	4.28
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L +	5.50%	10.44%	10/16/2028	—	(71)	(163)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L +	6.00%	11.21%	11/01/2028	17,748	17,598	17,059	1.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.12%	11/01/2028	907	895	872	0.06
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L +	6.00%	11.21%	11/01/2028	4,930	4,888	4,739	0.34
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.47%	11/01/2028	2,271	2,239	2,183	0.15
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L +	6.00%	11.21%	11/01/2027	—	(6)	(32)	—
RSC Acquisition, Inc.	(5) (6) (8)	S +	5.50%	10.45%	10/30/2026	16,486	16,211	16,099	1.14
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.45%	10/30/2026	16,163	16,043	15,783	1.12
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.65%	04/01/2026	33,246	32,470	32,448	2.29
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.65%	04/01/2026	31,091	30,492	30,344	2.15
World Insurance Associates, LLC	(5) (7) (13)	S +	5.75%	10.65%	04/01/2026	825	809	794	0.06
							458,241	448,449	31.70
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.23%	10/30/2026	24,055	23,714	23,601	1.67
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.23%	10/30/2026	5,211	5,143	5,112	0.36
FMG Suite Holdings, LLC	(5) (7) (13)	S +	5.50%	10.23%	10/30/2026	551	517	502	0.04
Spectrio, LLC	(5) (6) (7)	L +	6.00%	11.00%	12/09/2026	31,490	31,120	30,957	2.19
Spectrio, LLC	(5) (7)	L +	6.00%	11.00%	12/09/2026	12,711	12,662	12,496	0.88
Spectrio, LLC	(5) (7) (13)	L +	6.00%	11.00%	12/09/2026	2,477	2,428	2,410	0.17
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	10.44%	05/08/2028	27,510	27,083	26,520	1.87
Triple Lift, Inc.	(5) (8) (13)	S +	5.25%	9.58%	05/08/2028	1,533	1,475	1,389	0.10
							104,142	102,987	7.28
IT Services
Atlas Purchaser, Inc.	(6) (8)	L +	5.25%	10.39%	05/08/2028	8,899	8,761	6,089	0.43
Catalis Intermediate, Inc.	(5) (6) (8)	L +	5.50%	10.66%	08/04/2027	39,659	38,897	34,927	2.47
Catalis Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.66%	08/04/2027	8,923	8,716	7,359	0.52
Catalis Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.66%	08/04/2027	3,814	3,737	3,308	0.23
Donuts, Inc.	(5) (6) (7)	S +	6.00%	10.97%	12/29/2027	18,328	18,055	18,013	1.27
Donuts, Inc.	(5) (7)	S +	6.00%	10.97%	12/29/2027	6,718	6,718	6,603	0.47
Donuts, Inc.	(5) (7) (13)	S +	6.00%	10.97%	12/29/2027	—	—	(55)	—
Recovery Point Systems, Inc.	(5) (6) (7)	L +	6.50%	11.25%	08/12/2026	40,950	40,441	40,950	2.89
Recovery Point Systems, Inc.	(5) (7) (13)	L +	6.50%	11.25%	08/12/2026	—	(45)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.15%	06/15/2029	10,911	$10,711	$10,547	0.75%
Redwood Services Group, LLC	(5) (8) (13)	S +	6.00%	11.15%	06/15/2029	2,590	2,560	2,503	0.18
Syntax Systems Ltd	(5) (8) (10)	L +	5.75%	10.59%	10/29/2028	35,362	35,067	33,789	2.39
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.75%	10.59%	10/29/2028	—	(75)	(416)	(0.03)
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.75%	10.59%	10/29/2026	2,495	2,468	2,328	0.16
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L +	6.00%	11.16%	01/22/2027	20,509	20,221	20,168	1.43
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	L +	6.00%	11.16%	01/22/2027	17,042	16,792	16,759	1.18
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	P +	5.00%	13.00%	01/22/2027	661	634	628	0.04
UpStack, Inc.	(5) (7)	S +	5.75%	10.93%	08/20/2027	9,712	9,523	9,421	0.67
UpStack, Inc.	(5) (7)	S +	5.75%	10.91%	08/20/2027	4,333	4,237	4,203	0.30
UpStack, Inc.	(5) (7) (13)	S +	5.75%	10.93%	08/20/2027	—	(18)	(26)	—
							227,400	217,098	15.35
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.16%	11/16/2026	17,402	17,282	16,249	1.15
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	10.16%	11/16/2026	4,479	4,438	4,182	0.30
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	10.16%	11/16/2026	—	(37)	(284)	(0.02)
							21,683	20,147	1.42
Machinery
Answer Acquisition, LLC	(5) (7)	L +	5.75%	10.91%	12/30/2026	10,692	10,524	10,357	0.73
Answer Acquisition, LLC	(5) (7) (13)	L +	5.75%	10.91%	12/30/2026	—	(13)	(26)	—
Komline Sanderson Engineering Corp.	(5) (9)	L +	6.00%	10.93%	03/17/2026	27,016	26,834	25,692	1.82
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.10%	03/17/2026	9,035	8,970	8,593	0.61
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.10%	03/17/2026	—	(66)	(418)	(0.03)
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.10%	03/17/2026	—	(28)	(233)	(0.02)
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.00%	10.91%	07/21/2027	28,319	27,886	27,509	1.94
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.50%	11.46%	07/21/2027	4,408	4,327	4,320	0.31
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.25%	11.16%	07/21/2027	120	117	117	0.01
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.25%	10.91%	07/21/2027	3,702	3,644	3,596	0.25
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	10.82%	07/21/2027	350	314	278	0.02
							82,509	79,785	5.64
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	4.75%	9.63%	12/22/2027	1,946	1,811	1,811	0.13
AWP Group Holdings, Inc.	(5) (6) (7)	L +	4.75%	9.80%	12/22/2027	1,019	1,007	949	0.07
AWP Group Holdings, Inc.	(5) (7)	L +	4.75%	9.80%	12/22/2027	131	130	122	0.01
AWP Group Holdings, Inc.	(5) (7) (13)	L +	4.75%	9.80%	12/22/2026	54	52	43	—
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.75%	10.01%	06/26/2026	8,660	8,547	8,480	0.60
Ground Penetrating Radar Systems, LLC	(5) (7)	S +	4.75%	10.01%	06/26/2026	1,620	1,602	1,586	0.11

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.75%	10.01%	06/26/2025	722	$705	$688	0.05%
Vessco Midco Holdings, LLC	(5) (6) (7)	L +	4.50%	9.34%	11/02/2026	2,701	2,684	2,671	0.19
Vessco Midco Holdings, LLC	(5) (7)	L +	4.50%	9.63%	11/02/2026	1,760	1,749	1,740	0.12
Vessco Midco Holdings, LLC	(5) (7) (13)	P +	3.50%	11.50%	10/18/2026	179	176	174	0.01
							18,463	18,264	1.29
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	10.65%	05/25/2029	11,121	10,909	10,927	0.77
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	10.65%	05/25/2029	—	(15)	(28)	—
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	10.65%	05/25/2029	366	344	345	0.02
							11,238	11,244	0.79
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L +	6.25%	10.95%	03/10/2027	18,569	18,272	18,467	1.31
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	L +	6.25%	10.95%	03/10/2027	1,945	1,931	1,935	0.14
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L +	6.25%	10.95%	03/10/2027	700	678	692	0.05
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.55%	12/31/2027	15,136	14,556	14,526	1.03
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	11.41%	12/31/2027	1,147	753	739	0.05
Bullhorn, Inc.	(5) (6) (7)	L +	5.75%	10.91%	09/30/2026	12,913	12,820	12,638	0.89
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.91%	09/30/2026	2,716	2,706	2,657	0.19
Bullhorn, Inc.	(5) (7) (13)	L +	5.75%	10.91%	09/30/2026	—	(5)	(13)	—
Citrin Cooperman Advisors, LLC	(5) (8)	L +	5.00%	9.96%	10/01/2027	19,975	19,659	19,435	1.37
Citrin Cooperman Advisors, LLC	(5) (8)	S +	6.25%	11.03%	10/01/2027	3,708	3,599	3,599	0.25
Citrin Cooperman Advisors, LLC	(5) (8)	L +	5.00%	9.96%	10/01/2027	8,561	8,422	8,330	0.59
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	6.25%	11.03%	10/01/2027	—	(16)	(16)	—
KWOR Acquisition, Inc.	(5) (8)	L +	5.25%	10.09%	12/22/2028	5,360	5,267	5,137	0.36
KWOR Acquisition, Inc.	(5) (8) (13)	L +	5.25%	10.09%	12/22/2028	—	(42)	(199)	(0.01)
KWOR Acquisition, Inc.	(5) (8) (13)	P +	4.25%	12.25%	12/22/2027	55	54	50	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	10.14%	05/02/2029	5,401	5,352	5,342	0.38
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.12%	05/02/2029	85	79	72	0.01
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.12%	05/02/2028	—	(4)	(5)	—
							94,081	93,386	6.60
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	16,363	16,246	15,768	1.11
Associations, Inc.	(5) (7)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	14,355	14,251	13,833	0.98
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	1,930	1,869	1,666	0.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	11.36%	07/02/2027	—	$(13)	$(68)	—%
MRI Software, LLC	(5) (7)	L +	5.50%	10.66%	02/10/2026	31,815	31,627	31,384	2.22
MRI Software, LLC	(5) (6) (7)	L +	5.50%	10.66%	02/10/2026	27,517	27,325	27,143	1.92
MRI Software, LLC	(5) (7) (13)	L +	5.50%	10.66%	02/10/2026	—	(11)	(30)	—
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.33%	10/13/2027	25,467	25,062	24,402	1.73
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.33%	10/13/2027	6,089	5,988	5,834	0.41
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	11.31%	07/01/2027	35,408	35,408	35,408	2.50
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	11.31%	07/01/2027	—	—	—	—
							157,752	155,340	10.98
Software
Alert Media, Inc.	(5) (6) (7)	S +	5.00%	9.85%	04/12/2027	14,000	13,850	13,576	0.96
Alert Media, Inc.	(5) (7) (13)	S +	5.00%	9.85%	04/10/2026	—	(16)	(53)	—
Anaplan, Inc.	(5) (8)	S +	6.50%	11.31%	06/21/2029	24,000	23,558	23,628	1.67
Appfire Technologies, LLC	(5) (7)	S +	5.50%	10.33%	03/09/2027	18,394	18,288	17,851	1.26
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	10.33%	03/09/2027	—	(10)	(44)	—
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	10.33%	03/09/2027	10	7	5	—
Bottomline Technologies, Inc.	(5) (8)	S +	5.50%	10.26%	05/14/2029	3,184	3,126	3,095	0.22
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.50%	10.26%	05/15/2028	—	(5)	(7)	—
CLEO Communications Holding, LLC	(5) (6) (7)	L +	6.50%	11.22%	06/09/2027	39,998	39,699	38,686	2.73
CLEO Communications Holding, LLC	(5) (7) (13)	L +	6.50%	11.22%	06/09/2027	—	(87)	(410)	(0.03)
Coupa Holdings,LLC	(5) (8)	S +	7.50%	12.29%	02/27/2030	2,264	2,208	2,208	0.16
Coupa Holdings,LLC	(5) (8) (13)	S +	7.50%	12.29%	02/27/2030	—	(13)	(13)	—
Coupa Holdings,LLC	(5) (8) (13)	S +	7.50%	12.29%	02/27/2029	—	(21)	(21)	—
Diligent Corporation	(5) (6) (7)	L +	5.75%	10.59%	08/04/2025	27,440	27,282	27,009	1.91
Diligent Corporation	(5) (6) (7)	L +	5.75%	10.90%	08/04/2025	2,195	2,183	2,161	0.15
Diligent Corporation	(5) (7) (13)	L +	6.25%	11.09%	08/04/2025	1,350	1,326	1,279	0.09
GS AcquisitionCo, Inc.	(5) (6) (7)	S +	5.75%	10.80%	05/22/2026	75,731	75,269	74,466	5.26
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.75%	10.80%	05/22/2026	—	(18)	(40)	—
Gurobi Optimization, LLC	(5) (6) (7)	L +	5.00%	9.84%	12/19/2023	13,058	13,026	13,058	0.92
Gurobi Optimization, LLC	(5) (7) (13)	L +	5.00%	9.84%	12/19/2023	—	(4)	—	—
Kaseya, Inc.	(5) (8)	S +	5.75%	10.65%	06/25/2029	14,099	13,905	13,631	0.96
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.65%	06/25/2029	—	(6)	(28)	—
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.65%	06/25/2029	—	(11)	(28)	—
LegitScript	(5) (8)	S +	5.25%	10.04%	06/24/2029	28,038	27,526	27,300	1.93
LegitScript	(5) (8) (13)	S +	5.25%	10.06%	06/24/2029	—	(66)	(201)	(0.01)
LegitScript	(5) (8) (13)	S +	5.25%	10.06%	06/24/2028	250	177	140	0.01

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Montana Buyer, Inc.	(5) (8)	S +	5.75%	10.57%	07/22/2029	4,120	$4,043	$3,992	0.28%
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	10.57%	07/22/2028	—	(8)	(15)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	9.71%	06/11/2029	5,426	5,378	5,193	0.37
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.71%	06/11/2029	—	(8)	(70)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.88%	06/11/2029	108	104	89	0.01
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.37%	04/28/2028	2,792	2,767	2,684	0.19
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.37%	04/28/2028	696	680	625	0.04
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.37%	04/28/2028	—	(3)	(14)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	L +	6.50%	11.20%	01/30/2026	9,012	8,897	8,983	0.64
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	L +	6.50%	11.20%	01/30/2026	—	(13)	(4)	—
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	9.80%	07/20/2029	6,264	5,859	5,769	0.41
Revalize, Inc.	(5) (7)	S +	5.75%	10.66%	04/15/2027	19,603	19,501	18,733	1.32
Revalize, Inc.	(5) (7) (13)	S +	5.75%	10.66%	04/15/2027	—	(1)	(3)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.55%	12/07/2028	523	514	508	0.04
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.55%	12/07/2028	—	(6)	(16)	—
Securonix, Inc.	(5) (8)	S +	6.50%	11.10%	04/05/2028	21,010	20,690	20,098	1.42
Securonix, Inc.	(5) (8) (13)	S +	6.50%	11.10%	04/05/2028	—	(55)	(164)	(0.01)
Skykick, Inc.	(5) (7)	L +	7.25%	12.04%	09/01/2027	6,300	6,176	5,827	0.41
Skykick, Inc.	(5) (7) (13)	L +	7.25%	12.04%	09/01/2027	2,289	2,238	2,092	0.15
Trunk Acquisition, Inc.	(5) (7)	L +	5.50%	10.66%	02/19/2027	9,029	8,957	8,693	0.61
Trunk Acquisition, Inc.	(5) (7) (13)	L +	5.50%	10.66%	02/19/2026	—	(6)	(32)	—
User Zoom Technologies, Inc.	(5) (8)	S +	7.00%	11.60%	04/05/2029	38,689	37,987	38,101	2.69
							384,864	378,317	26.74
Total First Lien Debt							$2,797,427	$2,739,255	193.64%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	13.82%	12/30/2027	4,500	$4,379	$4,415	0.31%
Automobile Components
PAI Holdco, Inc.	(5) (7)	L +	7.50% (incl. 2.00% PIK)	12.33%	10/28/2028	26,167	25,596	24,720	1.75
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L +	7.00%	12.16%	03/02/2029	17,000	16,940	16,485	1.17
Infinite Bidco, LLC	(5) (9)	L +	7.00%	11.83%	03/02/2029	8,500	8,500	8,242	0.58
							25,440	24,727	1.75
Energy Equipment & Services
QBS Parent, Inc.	(5)	L +	8.50%	13.34%	09/21/2026	15,000	14,819	13,905	0.98

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	12.81%	12/10/2027	3,960	$3,895	$3,749	0.27%
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	8.00%	12.84%	12/10/2027	1,452	1,427	1,370	0.10
							5,322	5,119	0.36
Industrial Conglomerates
Aptean, Inc.	(8)	S +	7.00%	11.91%	04/23/2027	5,950	5,950	5,470	0.39
IT Services
Help/Systems Holdings, Inc.	(8)	S +	6.75%	11.56%	11/19/2027	17,500	17,500	14,204	1.00
Idera, Inc.	(5) (8)	L +	6.75%	11.51%	03/02/2029	3,887	3,863	3,765	0.27
Red Dawn SEI Buyer, Inc.	(5) (7)	L +	8.50%	13.34%	11/20/2026	19,000	18,671	18,341	1.30
							40,034	36,310	2.57
Software
Flexera Software, LLC	(5) (7)	L +	7.00%	11.84%	03/03/2029	13,500	13,283	13,009	0.92
Matrix Parent, Inc.	(5) (8)	S +	8.00%	13.06%	03/01/2030	10,667	10,497	7,409	0.52
							23,780	20,418	1.44
Total Second Lien Debt							$145,320	$135,084	9.55%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)			16.25% PIK	06/18/2026	1,500	$1,500	$599	0.04%
Fetch Insurance Services, LLC	(5)			12.75% (incl. 3.75% PIK)	10/31/2027	1,899	1,846	1,846	0.13
Total Unsecured Debt							$3,346	$2,445	0.17%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)		10.50%	04/05/2021	5,000	$6,002	$5,968	0.42%
FORTIS Solutions Group, LLC	(5) (12)		12.25%	06/24/2022	1,000,000	1,073	1,060	0.07
Integrity Marketing Acquisition, LLC	(5) (12)		10.50%	12/21/2021	3,250,000	3,650	3,640	0.26
Knockout Intermediate Holdings I, Inc.	(5) (12)		11.75%	06/25/2022	2,790	2,895	2,930	0.21
Revalize, Inc.	(5) (7) (12)	S +	10.00%	12/14/2021	2,255	2,391	2,472	0.17
RSK Holdings, Inc. (Riskonnect)	(5) (8) (12)	S +	10.50%	07/07/2022	1,012,200	1,053	1,073	0.08
Skykick, Inc.	(5) (12)			08/31/2021	134,101	1,275	850	0.06
Total Preferred Equity						18,339	17,993	1.27
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			03/09/2021	29,441	2,944	2,193	0.16
Amerilife Holdings, LLC	(5) (12)			09/01/2022	908	25	25	—
BP Purchaser, LLC	(5) (12)			12/10/2021	1,233,333	1,233	1,283	0.09
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			03/01/2021	160,016	411	666	0.05
Encore Holdings, LLC	(5) (12)			11/23/2021	2,796	348	479	0.03
Frisbee Holdings, LP (Fetch)	(5) (12)			10/31/2022	21,744	277	277	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020	4,500	450	550	0.04
Help HP SCF Investor, LP (Help/Systems)	(10) (12)			05/12/2021		12,460	14,705	1.04
LUV Car Wash	(5) (12)			04/06/2022	116	116	115	0.01
mPulse Mobile, Inc.	(5) (12)			12/17/2021	165,761	1,220	1,127	0.08
PCX Holding Corp.	(5) (12)			04/22/2021	6,538	654	885	0.06
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/06/2020	13,847	1,385	818	0.06
Pritchard Industries, Inc.	(5) (12)			10/13/2021	1,700,000	1,700	1,972	0.14
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021	1,000,000	1,000	1,500	0.11
Recovery Point Systems, Inc.	(5) (12)			03/05/2021	1,000,000	1,000	940	0.07
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)			06/29/2021	8,500	850	1,194	0.08
Surewerx Topco, LP	(5) (10) (12)			12/28/2022	512	512	512	0.04
Suveto Buyer, LLC	(5) (10) (12)			11/19/2021	17,000	1,700	2,079	0.15
Total Common Equity						28,285	31,320	2.21
Total Other Securities						$49,970	$51,758	3.66%
Total Portfolio Investments						$2,992,717	$2,926,097	206.85%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), LIBOR (“L” or “LIBOR”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2023. As of March 31, 2023, the reference rates for our LIBOR-based loans were the 3-month E at 3.04%, the 1-month L at 4.86% , the 3-month L at 5.19% , the 6-month L at 5.31%; the reference rates for our SOFR-based loans were the 1-month S at 4.80%, the 3-month S at 4.91% , the 6-month S at 4.90%; and the reference rate for our Prime rate-based loans were at 8.00% .

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets represented 6.71% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of March 31, 2023.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of March 31, 2023, the aggregate fair value of these securities is $49,313 or 3.49% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2023:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$1,600	$(23)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	2,443	(105)
ABB Concise Optical Group, LLC	0.50%	Revolver	02/23/2028	94	(7)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,273	(28)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	104	(7)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	700	(4)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	1,003	(36)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	401	(14)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	41	(2)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	1,750	(53)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	292	(13)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	437	(19)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	833	(26)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Apex Service Partners, LLC	1.00%	Delayed Draw Term Loan	01/06/2024	$4,230	$(229)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,498	(44)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	157	(5)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(21)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	2,281	(81)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	1,244	(44)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	5,310	(193)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(68)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	186	(5)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,071	(13)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	267	(7)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	8,969	(361)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	39	(1)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	554	(12)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(410)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	1,608	(28)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	805	(14)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(499)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	424	(51)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	6,724	(127)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,092	(16)
Coupa Holdings,LLC	1.00%	Delayed Draw Term Loan	08/27/2024	1,085	(13)
Coupa Holdings,LLC	0.50%	Revolver	02/27/2029	831	(20)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	663	(22)
Diligent Corporation	0.50%	Revolver	08/04/2025	3,150	(49)
Donuts, Inc.	0.25%	Delayed Draw Term Loan	08/14/2023	3,166	(54)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	2,028	(74)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	789	(29)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	1,268	(26)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(11)
Energy Labs Holdings Corp.	1.00%	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	51	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/11/2024	170	(6)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	79	(3)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(25)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,074	(39)
Fortis Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	994	(23)
Fortis Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,339	(53)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	$4,571	$(368)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	2,420	(40)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	4,280	(284)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	298	(10)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	1,611	(55)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	14	—
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(43)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	919	(19)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	193	(3)
Groundworks, LLC	0.50%	Revolver	03/14/2029	62	(2)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	524	(12)
Heartland Veterinary Partners, LLC	0.75%	Delayed Draw Term Loan	11/17/2023	163	(3)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(6)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(42)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	2,974	(122)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	4,777	(199)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	67	(3)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/24/2024	856	(28)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	856	(28)
Komline Sanderson Engineering Corp.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(418)
Komline Sanderson Engineering Corp.	0.50%	Revolver	03/17/2026	4,746	(233)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,688	(25)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	675	(20)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	274	(4)
LegitScript	1.00%	Delayed Draw Term Loan	06/24/2024	7,654	(201)
LegitScript	0.50%	Revolver	06/24/2028	3,917	(103)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,268	(77)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,150	(62)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(30)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	71	(5)
Majesco	0.50%	Revolver	09/21/2026	1,575	(52)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	953	(12)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/16/2024	87	(1)
Mantech International CP	0.50%	Revolver	09/14/2028	53	(1)
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	466	(15)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/10/2024	1,632	(70)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/11/2029	$323	$(14)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,165	(45)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	372	(14)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/31/2024	367	(8)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	31	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	138	(5)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,065	(36)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,296	(36)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(163)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(32)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	(4)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	794	(41)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2028	238	(12)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	1,038	(11)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2028	449	(5)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	2,066	(66)
QW Holding Corporation	1.00%	Delayed Draw Term Loan	03/11/2024	191	—
QW Holding Corporation	0.50%	Revolver	08/31/2026	1,495	—
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	2,248	(57)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	729	(18)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	2,116	(59)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	12/22/2023	18	(1)
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	558	(16)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	295	(6)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	255	(7)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(164)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	3,215	(52)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(21)
Skykick, Inc.	1.00%	Delayed Draw Term Loan	05/01/2023	336	(25)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(18)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	214	(7)
Spectrio, LLC	0.50%	Revolver	12/09/2026	1,470	(25)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	1,916	(93)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	881	(43)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	116	(4)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	525	(23)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	$225	$(10)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	06/23/2023	3,305	(114)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(83)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/28/2024	1,128	(21)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	1,067	(20)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	4,732	(169)
Suveto	0.50%	Revolver	09/09/2027	729	(26)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	273	(12)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	647	(29)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,357	(416)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,248	(56)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	752	(38)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	573	(24)
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	01/22/2027	1,321	(22)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	2,467	(89)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(32)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	2,134	(46)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(46)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	8,732	(241)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(83)
UpStack, Inc.	0.50%	Revolver	08/20/2027	875	(26)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	570	(23)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	1,018	(27)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(44)
Vardiman Black Holdings, LLC	1.25%	Delayed Draw Term Loan	03/18/2024	61	(3)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	269	(3)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	444	(11)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	3,649	—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	1,996	(54)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	292	(8)
Total First Lien Debt Unfunded Commitments				$256,900	$(8,522)
Second Lien Debt
Heartland Veterinary Partners, LLC	0.50%	Delayed Draw Term Loan	11/17/2023	$88	$(5)
Total Second Lien Debt Unfunded Commitments				$88	$(5)
Total Unfunded Commitments				$256,988	$(8,527)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	L +	5.00%	9.73%	12/22/2026	2,712	$2,656	$2,641	0.19%
Mantech International CP	(5) (8)	S +	5.75%	9.58%	09/14/2029	359	352	350	0.03
Mantech International CP	(5) (8) (13)	S +	5.75%	9.58%	09/14/2029	—	(1)	(2)	—
Mantech International CP	(5) (8) (13)	S +	5.75%	9.58%	09/14/2028	—	(1)	(2)	—
PCX Holding Corp.	(5) (6) (7)	L +	6.25%	10.98%	04/22/2027	18,232	18,093	17,636	1.26
PCX Holding Corp.	(5) (7)	L +	6.25%	10.98%	04/22/2027	18,356	18,064	17,756	1.27
PCX Holding Corp.	(5) (7) (13)	L +	6.25%	10.98%	04/22/2027	555	542	495	0.04
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.08%	08/20/2027	10,959	10,782	10,694	0.77
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.08%	08/20/2027	2,118	2,066	2,015	0.14
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.08%	08/20/2027	—	(33)	(52)	—
							52,520	51,531	3.69
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	10.48%	06/11/2027	14,408	14,140	13,851	0.99
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	9.73%	12/30/2026	12,131	12,027	11,617	0.83
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	9.73%	12/30/2026	531	519	471	0.03
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	9.73%	12/30/2026	385	378	368	0.03
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	9.73%	12/30/2025	—	(9)	(45)	—
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	10.81%	12/30/2028	1,672	1,622	1,622	0.12
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	10.81%	12/30/2028	—	(6)	(6)	—
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	10.81%	12/30/2028	75	65	65	—
							28,736	27,943	2.00
Automobile Components
Continental Battery Company	(5) (7)	L +	6.75%	11.48%	01/20/2027	6,188	6,083	5,903	0.42
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	10.59%	11/01/2028	6,743	6,545	6,545	0.47
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	10.59%	11/01/2028	—	(31)	(31)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	10.59%	11/01/2028	142	116	116	0.01
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.04%	10.29%	08/05/2026	12,363	12,178	11,839	0.85
Sonny's Enterprises, LLC	(5) (7)	S +	6.75%	11.00%	08/05/2026	34,154	33,656	32,706	2.34
Spectrum Automotive Holdings Corp.	(5) (6) (8)	L +	5.75%	10.48%	06/29/2028	23,650	23,358	22,274	1.59
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L +	5.75%	10.48%	06/29/2028	4,656	4,585	4,273	0.31
Spectrum Automotive Holdings Corp.	(5) (8) (13)	L +	5.75%	10.48%	06/29/2027	—	(10)	(51)	—
							86,480	83,574	5.98
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	9.92%	02/28/2025	20,723	20,465	20,134	1.44
ARI Network Services, Inc.	(5) (6) (8)	S +	5.50%	9.92%	02/28/2025	3,630	3,586	3,527	0.25

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(5) (8) (13)	S +	5.50%	9.92%	02/28/2025	909	$873	$823	0.06%
Summit Buyer, LLC	(5) (7)	L +	5.75%	10.13%	01/14/2026	22,120	21,795	21,142	1.51
Summit Buyer, LLC	(5) (7) (13)	L +	5.75%	10.13%	01/14/2026	28,996	28,544	27,569	1.97
Summit Buyer, LLC	(5) (7) (13)	L +	5.75%	10.13%	01/14/2026	—	(32)	(107)	(0.01)
Turbo Buyer, Inc.	(5) (7)	L +	6.00%	11.15%	12/02/2025	37,940	37,419	36,574	2.62
Turbo Buyer, Inc.	(5) (7)	L +	6.00%	11.15%	12/02/2025	38,123	37,494	36,751	2.63
							150,144	146,413	10.48
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	L +	5.50%	10.39%	04/27/2027	12,066	11,974	11,668	0.84
GraphPad Software, LLC	(5) (7)	L +	5.50%	10.39%	04/27/2027	2,892	2,869	2,797	0.20
GraphPad Software, LLC	(5) (7) (13)	L +	5.50%	10.39%	04/27/2027	—	(13)	(58)	—
							14,830	14,407	1.03
Chemicals
Tank Holding Corp.	(6) (8)	S +	5.75%	10.17%	03/31/2028	14,129	13,875	13,352	0.96
Tank Holding Corp.	(8) (13)	P +	4.75%	12.25%	03/31/2028	133	119	89	0.01
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	8.99%	12/22/2027	4,903	4,814	4,659	0.33
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	8.99%	12/22/2025	—	(11)	(34)	—
							18,797	18,066	1.29
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	L +	4.75%	8.45%	12/23/2026	17,280	17,045	16,890	1.21
365 Retail Markets, LLC	(5) (7)	L +	4.75%	8.45%	12/23/2026	5,543	5,484	5,418	0.39
365 Retail Markets, LLC	(5) (7) (13)	L +	4.75%	8.45%	12/23/2026	1,600	1,563	1,537	0.11
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	11.48%	12/09/2029	2,009	1,949	1,949	0.14
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	11.48%	12/09/2028	—	(6)	(6)	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	10.54%	07/29/2029	11,765	11,001	11,001	0.79
Encore Holdings, LLC	(5) (8)	L +	4.50%	9.23%	11/23/2028	1,850	1,821	1,806	0.13
Encore Holdings, LLC	(5) (8) (13)	L +	4.50%	9.23%	11/23/2028	2,118	2,074	2,034	0.15
Encore Holdings, LLC	(5) (8) (13)	L +	4.50%	9.23%	11/23/2027	—	(8)	(13)	—
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.40%	12/15/2028	20,727	20,361	20,389	1.46
FLS Holding, Inc.	(5) (7) (10)	L +	5.25%	10.40%	12/15/2028	4,506	4,424	4,432	0.32
FLS Holding, Inc.	(5) (7) (10) (13)	L +	5.25%	10.40%	12/17/2027	—	(30)	(29)	—
PDFTron Systems, Inc.	(5) (6) (7) (10)	S +	5.50%	9.82%	07/15/2027	30,415	29,998	29,402	2.10
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	9.82%	07/15/2027	9,800	9,638	9,474	0.68
PDFTron Systems, Inc.	(5) (7) (10) (13)	S +	5.50%	9.82%	07/15/2026	3,850	3,741	3,594	0.26
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	L +	5.00%	9.35%	12/20/2028	3,929	3,859	3,755	0.27
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L +	5.00%	9.35%	12/20/2028	—	(7)	(35)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	L +	5.00%	9.35%	12/20/2028	—	(4)	(11)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
QW Holding Corporation	(5) (6) (7)	L +	5.50%	9.44%	08/31/2026	8,907	$8,791	$8,575	0.61%
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	1,851	1,824	1,767	0.13
QW Holding Corporation	(5) (7) (13)	L +	5.50%	9.44%	08/31/2026	—	(29)	(84)	(0.01)
Sherlock Buyer Corp.	(5) (8)	L +	5.75%	10.48%	12/08/2028	11,061	10,867	10,816	0.77
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2028	—	(27)	(71)	(0.01)
Sherlock Buyer Corp.	(5) (8) (13)	L +	5.75%	10.48%	12/08/2027	—	(21)	(28)	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	11.30%	12/28/2029	17,527	17,002	17,002	1.22
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2029	—	(72)	(72)	(0.01)
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.30%	12/28/2028	240	183	183	0.01
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	10.47%	11/30/2026	8,704	8,582	8,239	0.59
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.47%	11/30/2026	5,934	5,843	5,601	0.40
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	10.47%	11/30/2026	253	235	178	0.01
Tamarack Intermediate, LLC	(5) (8)	S +	5.75%	9.23%	03/13/2028	5,473	5,375	5,232	0.37
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.75%	9.23%	03/13/2028	91	76	52	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	L +	5.75%	10.17%	10/29/2027	16,972	16,687	16,457	1.18
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L +	5.75%	10.17%	10/29/2027	9,668	9,409	9,067	0.65
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	L +	5.75%	10.17%	10/29/2026	—	(46)	(91)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	L +	6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	16,193	15,998	15,427	1.10
US Infra Svcs Buyer, LLC	(5) (6) (7)	L +	6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	2,285	2,259	2,177	0.16
US Infra Svcs Buyer, LLC	(5) (7)	L +	6.75% (incl. 0.25% PIK)	11.67%	04/13/2026	2,250	2,225	2,144	0.15
Valcourt Holdings II, LLC	(5) (7)	S +	5.25%	9.98%	01/07/2027	25,145	24,785	24,850	1.78
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	9.98%	01/07/2027	9,929	9,783	9,813	0.70
Valcourt Holdings II, LLC	(5) (7) (13)	S +	5.25%	9.98%	01/07/2027	5,738	5,643	5,658	0.40
VRC Companies, LLC	(5) (8)	S +	5.75%	8.52%	06/29/2027	7,540	7,435	7,276	0.52
VRC Companies, LLC	(5) (8) (13)	S +	5.75%	8.52%	06/29/2027	3,074	2,950	2,754	0.20
VRC Companies, LLC	(5) (6) (8)	S +	5.50%	10.65%	06/29/2027	48,840	48,260	47,130	3.37
VRC Companies, LLC	(5) (6) (8) (13)	L +	5.50%	10.22%	06/29/2027	8,214	8,119	7,927	0.57
VRC Companies, LLC	(5) (8) (13)	L +	5.50%	10.22%	06/29/2027	—	(19)	(58)	—
							325,020	319,508	22.87
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	L +	5.50%	9.89%	10/19/2028	34,211	33,621	32,668	2.34
KPSKY Acquisition, Inc.	(5) (8) (13)	P +	4.53%	12.03%	10/19/2028	4,420	4,311	4,066	0.29
							37,932	36,734	2.63

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Containers & Packaging
BP Purchaser, LLC	(5) (8)	L +	5.50%	10.24%	12/11/2028	17,336	$17,031	$16,185	1.16%
Fortis Solutions Group, LLC	(5) (8)	L +	5.50%	9.73%	10/13/2028	26,980	26,513	26,101	1.87
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	9.73%	10/13/2028	—	(2)	(3)	—
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	9.73%	10/15/2028	—	(7)	(33)	—
Fortis Solutions Group, LLC	(5) (8) (13)	L +	5.50%	9.73%	10/15/2027	360	317	272	0.02
							43,852	42,522	3.04
Distributors
48Forty Solutions LLC	(5) (7)	S +	6.00%	10.26%	11/30/2026	1,796	1,728	1,732	0.12
48Forty Solutions LLC	(5) (6) (7)	S +	5.50%	9.76%	11/30/2026	16,106	15,825	15,283	1.09
48Forty Solutions LLC	(5) (7) (13)	S +	5.50%	9.76%	11/30/2026	—	(46)	(139)	(0.01)
ABB Concise Optical Group, LLC	(5) (8)	L +	7.50%	12.67%	02/23/2028	17,977	17,578	17,165	1.23
ABB Concise Optical Group, LLC	(5) (8) (13)	P +	6.50%	13.99%	02/23/2028	1,792	1,752	1,707	0.12
Avalara, Inc.	(5) (8)	S +	7.25%	11.83%	10/19/2028	10,712	10,451	10,451	0.75
Avalara, Inc.	(5) (8) (13)	S +	7.25%	11.83%	10/19/2028	—	(26)	(26)	—
PT Intermediate Holdings III, LLC	(5) (8)	L +	5.50%	10.23%	11/01/2028	28,632	28,383	27,804	1.99
PT Intermediate Holdings III, LLC	(5) (8)	L +	5.50%	10.23%	11/01/2028	15,929	15,787	15,469	1.11
Radwell Parent, LLC	(5) (6) (8)	S +	6.75%	11.33%	04/01/2029	32,558	31,607	31,607	2.26
Radwell Parent, LLC	(5) (8) (13)	S +	6.75%	11.33%	04/01/2028	—	(71)	(71)	(0.01)
							122,968	120,982	8.66
Diversified Consumer Services
Assembly Intermediate, LLC	(5) (7)	L +	6.50%	11.23%	10/19/2027	20,741	20,393	19,944	1.43
Assembly Intermediate, LLC	(5) (7) (13)	L +	6.50%	11.23%	10/19/2027	2,904	2,836	2,705	0.19
Assembly Intermediate, LLC	(5) (7) (13)	L +	6.50%	11.23%	10/19/2027	830	796	750	0.05
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	10.92%	03/05/2027	497	488	472	0.03
Heartland Home Services, Inc.	(5) (8) (13)	L +	5.75%	10.10%	12/15/2026	1,877	1,860	1,802	0.13
Lightspeed Solution, LLC	(5) (8)	S +	6.50%	10.82%	03/01/2028	7,585	7,451	7,308	0.52
Lightspeed Solution, LLC	(5) (8) (13)	S +	6.50%	10.82%	03/01/2028	—	(21)	(89)	(0.01)
LUV Car Wash Group, LLC	(5) (7) (13)	L +	5.50%	9.24%	12/09/2026	372	367	359	0.03
LUV Car Wash Group, LLC	(5) (7)	L +	5.50%	9.24%	12/09/2026	349	346	341	0.02
Magnolia Wash Holdings	(5) (7)	S +	6.50%	10.32%	07/14/2028	3,767	3,696	3,608	0.26
Magnolia Wash Holdings	(5) (7)	S +	6.50%	10.32%	07/14/2028	706	692	676	0.05
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	10.32%	07/14/2028	87	84	81	0.01
Mammoth Holdings, LLC	(5) (6) (7)	S +	6.00%	9.82%	10/16/2023	8,033	8,008	8,033	0.57
Mammoth Holdings, LLC	(5) (7)	S +	6.00%	9.82%	10/16/2023	35,966	35,846	35,966	2.57
Mammoth Holdings, LLC	(5) (7) (13)	S +	6.00%	9.82%	10/16/2023	—	(3)	—	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	10.71%	07/25/2028	4,549	4,463	4,371	0.31

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Spotless Brands, LLC	(5) (7)	S +	6.50%	10.71%	07/25/2028	860	$843	$826	0.06%
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	10.71%	07/25/2028	—	(3)	(6)	—
							88,142	87,147	6.24
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25%	10.57%	05/25/2029	3,200	3,143	3,145	0.23
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	10.57%	05/25/2028	—	(8)	(7)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	11.32%	12/29/2029	8,617	8,359	8,359	0.60
Cerity Partners, LLC	(5) (8) (13)	S +	6.75%	11.32%	12/29/2029	454	60	60	—
SitusAMC Holdings Corp.	(5) (8)	L +	5.50%	10.23%	12/22/2027	3,573	3,542	3,417	0.24
Smarsh, Inc.	(5) (8)	S +	6.50%	11.29%	02/16/2029	4,286	4,208	4,126	0.30
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	536	521	496	0.04
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.29%	02/16/2029	—	(5)	(10)	—
							19,820	19,586	1.40
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S +	5.75%	10.48%	07/06/2028	5,534	5,431	5,249	0.38
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.48%	07/06/2028	—	(9)	(51)	—
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.48%	07/06/2028	—	(7)	(21)	—
Dwyer Instruments, Inc.	(5) (8)	L +	6.00%	10.73%	07/21/2027	8,059	7,911	7,694	0.55
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	10.73%	07/21/2027	—	(18)	(92)	(0.01)
Dwyer Instruments, Inc.	(5) (8) (13)	L +	6.00%	10.73%	07/21/2027	158	140	113	0.01
							13,448	12,892	0.92
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	L +	6.25%	10.98%	10/05/2026	17,150	16,798	16,795	1.20
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L +	6.25%	10.98%	10/05/2026	16,333	15,989	15,995	1.14
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	L +	6.25%	10.98%	10/05/2026	5,833	5,721	5,713	0.41
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	10.17%	12/23/2025	23,592	23,439	23,476	1.68
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	L +	7.25% (incl. 1.00% PIK)	12.29%	12/18/2025	10,812	10,675	9,017	0.65
							72,622	70,996	5.08
Health Care Equipment & Supplies
Performance Health & Wellness	(5) (6) (7)	L +	6.00%	10.73%	07/12/2027	9,398	9,248	8,956	0.64
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (8)	S +	5.75%	10.15%	08/24/2029	459	451	434	0.03
Advarra Holdings, Inc.	(5) (8) (13)	S +	5.75%	10.15%	08/24/2029	—	—	(2)	—
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.00%	10.39%	04/03/2028	11,053	10,922	10,887	0.78
DCA Investment Holdings, LLC	(5) (8) (13)	S +	6.00%	10.39%	04/03/2028	2,629	2,572	2,575	0.18
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.23%	09/22/2026	750	744	736	0.05

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.23%	09/22/2026	165	$164	$162	0.01%
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.23%	09/22/2026	17	16	16	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	9.56%	12/10/2026	1,866	1,851	1,812	0.13
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	2,969	2,936	2,847	0.20
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	9.56%	12/10/2026	—	(3)	(11)	—
iCIMS, Inc.	(5) (8)	S +	7.25% (incl. 3.88% PIK)	11.52%	08/18/2028	6,568	6,455	6,455	0.46
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.23%	08/21/2026	500	486	489	0.03
mPulse Mobile, Inc.	(5) (8)	L +	5.25%	9.32%	12/17/2027	17,500	17,200	16,977	1.21
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	9.32%	12/17/2027	—	(17)	(60)	—
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	9.32%	12/17/2027	151	143	136	0.01
Promptcare Infusion Buyer, Inc.	(5) (7)	L +	6.00%	10.22%	09/01/2027	9,073	8,925	8,757	0.63
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	L +	6.00%	10.22%	09/01/2027	881	849	766	0.05
Southern Veterinary Partners, LLC	(5) (7)	S +	5.50%	9.93%	10/05/2027	899	883	854	0.06
Stepping Stones Healthcare Services, LLC	(5) (8)	L +	5.75%	10.48%	01/02/2029	4,342	4,284	4,111	0.29
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	L +	5.75%	10.48%	01/02/2029	511	500	444	0.03
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	P +	4.75%	12.25%	12/30/2026	450	442	417	0.03
Suveto	(5) (8) (13)	L +	5.00%	9.38%	09/09/2027	11,038	10,935	10,461	0.75
Suveto	(5) (8) (13)	L +	5.00%	9.38%	09/09/2027	810	793	764	0.05
Tivity Health, Inc.	(5) (8)	S +	6.00%	10.58%	06/28/2029	3,711	3,658	3,592	0.26
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	11.22%	03/18/2027	3,412	3,382	3,227	0.23
Vardiman Black Holdings, LLC	(5) (9) (13)	S +	7.00%	11.22%	03/18/2027	3,907	3,871	3,687	0.26
Vermont Aus Pty Ltd	(5) (8) (10)	S +	5.65%	10.23%	03/23/2028	8,436	8,244	7,927	0.57
							90,686	88,460	6.33
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	L +	5.50%	9.98%	02/03/2026	12,669	12,442	12,300	0.88
Lightspeed Buyer, Inc.	(5) (7)	L +	5.50%	9.98%	02/03/2026	9,234	9,053	8,966	0.64
Lightspeed Buyer, Inc.	(5) (7) (13)	L +	5.50%	9.98%	02/03/2026	—	(28)	(118)	(0.01)
							21,467	21,148	1.51
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.12%	08/13/2029	1,378	1,351	1,311	0.09
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	7.55%	08/13/2029	€242	245	246	0.02
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/13/2029	—	(2)	(13)	—
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.12%	08/14/2028	74	72	68	—
							1,666	1,612	0.12
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	9.58%	08/31/2029	2,044	2,005	2,005	0.14

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.15%	08/31/2029	583	$569	$569	0.04%
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.15%	08/31/2028	—	(8)	(8)	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	10.68%	10/29/2028	42,966	42,408	42,218	3.02
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	10.68%	10/29/2028	9,345	9,222	9,182	0.66
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	10.32%	10/29/2027	1,882	1,827	1,803	0.13
Galway Borrower, LLC	(5) (8)	L +	5.25%	9.98%	09/29/2028	32,271	31,721	30,880	2.21
Galway Borrower, LLC	(5) (8) (13)	L +	5.25%	9.98%	09/29/2028	—	(7)	(13)	—
Galway Borrower, LLC	(5) (8) (13)	L +	5.25%	9.98%	09/30/2027	—	(32)	(88)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	L +	5.25%	9.63%	11/25/2026	18,482	18,287	17,986	1.29
High Street Buyer, Inc.	(5) (6) (8)	L +	6.00%	10.73%	04/14/2028	9,992	9,832	9,702	0.69
High Street Buyer, Inc.	(5) (6) (8)	L +	6.00%	10.73%	04/14/2028	40,125	39,459	38,961	2.79
High Street Buyer, Inc.	(5) (8) (13)	L +	6.00%	10.73%	04/16/2027	—	(31)	(62)	—
Integrity Marketing Acquisition, LLC	(5) (6) (8)	L +	6.05%	10.81%	08/27/2025	44,059	43,688	42,808	3.06
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	10.81%	08/27/2025	24,599	24,373	23,900	1.71
Integrity Marketing Acquisition, LLC	(5) (8)	L +	6.05%	10.81%	08/27/2025	17,290	17,108	16,799	1.20
Keystone Agency Investors	(5) (7)	S +	6.25%	10.98%	05/03/2027	3,516	3,467	3,467	0.25
Keystone Agency Investors	(5) (7)	S +	6.25%	10.98%	05/03/2027	4,047	3,993	3,993	0.29
Majesco	(5) (6) (7)	L +	7.25%	11.98%	09/21/2027	23,421	22,948	22,447	1.61
Majesco	(5) (7) (13)	L +	7.25%	11.98%	09/21/2026	—	(29)	(66)	—
Oakbridge Insurance Agency, LLC	(5) (7)	S +	5.75%	10.17%	12/31/2026	1,078	1,062	1,062	0.08
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.17%	12/31/2026	60	56	56	—
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.17%	12/31/2026	19	18	18	—
Patriot Growth Insurance Services, LLC	(5) (6) (8)	L +	5.50%	8.86%	10/16/2028	61,902	60,837	59,042	4.23
Patriot Growth Insurance Services, LLC	(5) (8)	L +	5.50%	8.86%	10/16/2028	1,089	1,060	1,039	0.07
Patriot Growth Insurance Services, LLC	(5) (8) (13)	L +	5.50%	8.86%	10/16/2028	—	(74)	(207)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.12%	11/01/2028	910	897	866	0.06
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.12%	11/01/2028	1,985	1,955	1,874	0.13
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	L +	6.00%	11.21%	11/01/2028	17,793	17,638	16,930	1.21
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L +	6.00%	11.21%	11/01/2028	4,942	4,899	4,703	0.34
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	L +	6.00%	11.21%	11/01/2027	—	(7)	(40)	—
RSC Acquisition, Inc.	(5) (6) (8)	S +	5.50%	9.97%	10/30/2026	24,774	24,417	23,999	1.72
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	9.97%	10/30/2026	7,961	7,900	7,712	0.55
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.33%	04/01/2026	33,331	32,499	32,288	2.31
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.33%	04/01/2026	31,170	30,528	30,194	2.16
World Insurance Associates, LLC	(5) (7) (13)	S +	5.75%	10.33%	04/01/2026	825	808	785	0.06
							455,293	446,804	31.98

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	9.34%	10/30/2026	24,060	$23,699	$23,546	1.69%
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	9.34%	10/30/2026	5,224	5,151	5,112	0.37
FMG Suite Holdings, LLC	(5) (7) (13)	S +	5.50%	9.34%	10/30/2026	551	515	495	0.04
MSM Acquisitions, Inc.	(5) (6) (7)	L +	6.00%	10.75%	12/09/2026	31,570	31,179	30,815	2.21
MSM Acquisitions, Inc.	(5) (7) (13)	L +	6.00%	10.75%	12/09/2026	12,743	12,493	11,878	0.85
MSM Acquisitions, Inc.	(5) (7) (13)	L +	6.00%	10.75%	12/09/2026	1,836	1,784	1,741	0.12
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	10.12%	05/08/2028	27,580	27,136	26,162	1.87
Triple Lift, Inc.	(5) (8) (13)	S +	5.25%	9.58%	05/08/2028	1,533	1,472	1,328	0.10
							103,429	101,077	7.23
IT Services
Atlas Purchaser, Inc.	(6) (8)	L +	5.25%	9.81%	05/08/2028	8,922	8,778	6,225	0.45
Donuts, Inc.	(5) (6) (7)	S +	6.00%	10.43%	12/29/2027	18,375	18,108	17,910	1.28
Donuts, Inc.	(5) (7)	S +	6.00%	10.43%	12/29/2027	6,735	6,735	6,565	0.47
Donuts, Inc.	(5) (7) (13)	S +	6.00%	10.43%	12/29/2027	—	—	(80)	(0.01)
Govbrands Intermediate, Inc.	(5) (6) (8)	L +	5.50%	10.23%	08/04/2027	39,759	38,962	37,942	2.72
Govbrands Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.23%	08/04/2027	8,969	8,751	8,367	0.60
Govbrands Intermediate, Inc.	(5) (8) (13)	L +	5.50%	10.23%	08/04/2027	3,814	3,733	3,620	0.26
Long Term Care Group, Inc.	(5) (8)	L +	6.00%	10.34%	09/08/2027	4,963	4,875	4,768	0.34
Recovery Point Systems, Inc.	(5) (6) (7)	S +	6.50%	10.26%	08/12/2026	41,055	40,514	41,002	2.93
Recovery Point Systems, Inc.	(5) (7) (13)	S +	6.50%	10.26%	08/12/2026	—	(48)	(5)	—
Redwood Services Group, LLC	(5) (8)	S +	6.00%	10.68%	06/15/2029	10,939	10,732	10,462	0.75
Redwood Services Group, LLC	(5) (8) (13)	S +	6.00%	10.68%	06/15/2029	1,880	1,848	1,766	0.13
Syntax Systems Ltd	(5) (8) (10)	L +	5.50%	10.13%	10/29/2028	35,452	35,146	33,520	2.40
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.50%	10.13%	10/29/2028	—	(78)	(510)	(0.04)
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.61%	10.08%	10/29/2026	2,495	2,466	2,291	0.16
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	L +	6.00%	10.73%	01/22/2027	20,561	20,258	20,059	1.44
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	L +	6.00%	10.73%	01/22/2027	17,085	16,820	16,668	1.19
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	P +	5.00%	12.50%	01/22/2027	264	236	216	0.02
UpStack, Inc.	(5) (7)	L +	5.75%	10.32%	08/20/2027	9,737	9,539	9,444	0.68
UpStack, Inc.	(5) (7) (13)	L +	5.75%	10.32%	08/20/2027	3,292	3,205	3,162	0.23
UpStack, Inc.	(5) (7) (13)	L +	5.75%	10.32%	08/20/2027	—	(19)	(26)	—
							230,561	223,366	15.99

Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	9.84%	11/16/2026	17,447	17,319	17,194	1.23
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	9.84%	11/16/2026	4,490	4,446	4,425	0.32

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	9.84%	11/16/2026	—	$(39)	$(62)	—%
							21,726	21,557	1.54
Machinery
Answer Acquisition, LLC	(5) (7)	L +	5.50%	10.23%	12/30/2026	10,719	10,541	10,265	0.73
Answer Acquisition, LLC	(5) (7) (13)	L +	5.50%	10.23%	12/30/2026	—	(13)	(35)	—
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.14%	03/17/2026	4,080	4,045	3,837	0.27
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.14%	03/17/2026	—	(72)	(507)	(0.04)
Komline Sanderson Engineering Corp.	(5) (6) (9)	L +	6.00%	10.67%	03/17/2026	16,629	16,507	15,640	1.12
Komline Sanderson Engineering Corp.	(5) (9)	L +	6.00%	10.67%	03/17/2026	19,118	18,984	17,981	1.29
Komline Sanderson Engineering Corp.	(5) (9) (13)	L +	6.00%	10.67%	03/17/2026	2,689	2,659	2,407	0.17
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.25%	9.75%	07/21/2027	121	117	117	0.01
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.50%	11.46%	07/21/2027	4,419	4,332	4,332	0.31
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.25%	9.50%	07/21/2027	28,391	27,937	27,550	1.97
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.25%	9.50%	07/21/2027	3,711	3,650	3,601	0.26
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	10.94%	07/21/2027	350	312	276	0.02
							88,999	85,464	6.12
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	L +	4.75%	9.38%	12/22/2027	1,021	1,010	991	0.07
AWP Group Holdings, Inc.	(5) (7)	L +	4.75%	9.41%	12/22/2027	131	130	127	0.01
AWP Group Holdings, Inc.	(5) (7) (13)	L +	4.75%	9.41%	12/22/2026	54	52	49	—
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.75%	9.39%	06/26/2026	10,306	10,166	10,045	0.72
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.75%	9.39%	06/26/2025	459	440	418	0.03
Vessco Midco Holdings, LLC	(5) (6) (7)	L +	4.50%	8.88%	11/02/2026	2,715	2,696	2,679	0.19
Vessco Midco Holdings, LLC	(5) (7)	L +	4.50%	8.88%	11/02/2026	1,769	1,757	1,746	0.12
Vessco Midco Holdings, LLC	(5) (7) (13)	P +	3.50%	11.00%	10/18/2026	179	176	173	0.01
							16,427	16,228	1.16
Oil, Gas & Consumable Fuels
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	9.57%	04/07/2028	388	382	376	0.03
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	9.57%	04/07/2028	—	—	(2)	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	9.57%	04/07/2028	18	17	16	—
							399	390	0.03
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	9.83%	05/25/2029	11,121	10,903	10,903	0.78
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	9.83%	05/25/2029	—	(16)	(16)	—
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	9.83%	05/25/2029	293	270	270	0.02
							11,157	11,157	0.80

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	L +	6.25%	9.99%	03/10/2027	18,617	$18,303	$18,479	1.32%
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	L +	6.25%	9.99%	03/10/2027	1,950	1,935	1,936	0.14
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	L +	6.25%	9.99%	03/10/2027	700	677	690	0.05
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.23%	12/31/2027	15,174	14,570	14,570	1.04
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	11.23%	12/31/2027	—	(403)	(403)	(0.03)
Bullhorn, Inc.	(5) (6) (7)	L +	5.75%	10.48%	09/30/2026	12,948	12,847	12,571	0.90
Bullhorn, Inc.	(5) (7)	L +	5.75%	10.48%	09/30/2026	2,723	2,712	2,643	0.19
Bullhorn, Inc.	(5) (7) (13)	L +	5.75%	10.48%	09/30/2026	273	267	256	0.02
Citrin Cooperman Advisors, LLC	(5) (8)	L +	5.00%	9.21%	10/01/2027	20,025	19,695	19,428	1.39
Citrin Cooperman Advisors, LLC	(5) (8)	L +	5.00%	9.21%	10/01/2027	8,582	8,437	8,326	0.60
KWOR Acquisition, Inc.	(5) (8)	L +	5.25%	9.63%	12/22/2028	5,376	5,280	5,096	0.36
KWOR Acquisition, Inc.	(5) (8) (13)	L +	5.25%	9.63%	12/22/2028	—	(44)	(248)	(0.02)
KWOR Acquisition, Inc.	(5) (8) (13)	P +	4.25%	11.75%	12/22/2027	—	(1)	(6)	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	9.65%	05/02/2029	5,414	5,364	5,362	0.38
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	9.65%	05/02/2029	85	79	74	0.01
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	9.65%	05/02/2028	—	(4)	(4)	—
							89,714	88,770	6.35
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	30,525	30,293	29,139	2.09
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	546	481	218	0.02
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	10.36%	07/02/2027	—	(14)	(84)	(0.01)
MRI Software, LLC	(5) (6) (7)	L +	5.50%	10.23%	02/10/2026	59,485	59,075	58,278	4.17
MRI Software, LLC	(5) (7) (13)	L +	5.50%	10.23%	02/10/2026	—	(12)	(45)	—
Pritchard Industries, LLC	(5) (8)	L +	5.50%	10.54%	10/13/2027	25,532	25,108	24,112	1.73
Pritchard Industries, LLC	(5) (8) (13)	L +	5.50%	10.54%	10/13/2027	5,413	5,315	5,074	0.36
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	10.90%	07/01/2027	35,408	35,408	35,344	2.53
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	10.90%	07/01/2027	—	—	(7)	—
							155,654	152,029	10.88
Software
Alert Media, Inc.	(5) (6) (7)	S +	5.00%	9.26%	04/12/2027	14,000	13,842	13,534	0.97
Alert Media, Inc.	(5) (7) (13)	S +	5.00%	9.26%	04/10/2026	—	(17)	(58)	—
Anaplan, Inc.	(5) (8)	S +	6.50%	10.82%	06/21/2029	24,000	23,546	23,578	1.69
Appfire Technologies, LLC	(5) (7)	S +	5.50%	9.92%	03/09/2027	14,617	14,549	14,063	1.01
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	3,696	3,653	3,491	0.25

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	9.92%	03/09/2027	10	$7	$3	—%
Bottomline Technologies, Inc.	(5) (8)	S +	5.50%	9.83%	05/14/2029	3,192	3,133	3,070	0.22
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.50%	9.83%	05/15/2028	—	(5)	(10)	—
CLEO Communications Holding, LLC	(5) (6) (7)	L +	6.50%	10.74%	06/09/2027	39,998	39,685	38,574	2.76
CLEO Communications Holding, LLC	(5) (7) (13)	L +	6.50%	10.74%	06/09/2027	—	(92)	(445)	(0.03)
Diligent Corporation	(5) (6) (7)	L +	5.75%	10.13%	08/04/2025	27,510	27,337	26,905	1.93
Diligent Corporation	(5) (6) (7)	L +	5.75%	10.13%	08/04/2025	2,201	2,187	2,152	0.15
Diligent Corporation	(5) (7) (13)	L +	6.25%	10.63%	08/04/2025	1,350	1,323	1,251	0.09
GS AcquisitionCo, Inc.	(5) (6) (7)	L +	5.75%	9.91%	05/22/2026	75,927	75,432	74,120	5.30
GS AcquisitionCo, Inc.	(5) (7)	L +	5.75%	9.91%	05/22/2026	—	—	—	—
GS AcquisitionCo, Inc.	(5) (7) (13)	L +	5.75%	9.91%	05/22/2026	—	(19)	(58)	—
Gurobi Optimization, LLC	(5) (6) (7)	L +	5.00%	9.38%	12/19/2023	13,091	13,048	13,091	0.94
Gurobi Optimization, LLC	(5) (7) (13)	L +	5.00%	9.38%	12/19/2023	—	(5)	—	—
Kaseya, Inc.	(5) (8)	S +	5.75%	10.33%	06/25/2029	14,099	13,899	13,484	0.97
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(6)	(37)	—
Kaseya, Inc.	(5) (8) (13)	S +	5.75%	10.33%	06/25/2029	—	(12)	(37)	—
LegitScript	(5) (8)	S +	5.25%	8.23%	06/24/2029	28,108	27,580	27,580	1.97
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2029	—	(68)	(68)	—
LegitScript	(5) (8) (13)	S +	5.25%	9.57%	06/24/2028	250	174	174	0.01
Montana Buyer, Inc.	(5) (8)	S +	5.75%	8.70%	07/22/2029	4,131	4,051	3,991	0.29
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	8.70%	07/22/2028	—	(9)	(16)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	9.70%	06/11/2029	4,605	4,562	4,358	0.31
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.70%	06/11/2029	812	798	680	0.05
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	9.70%	06/11/2029	—	(4)	(23)	—
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	9.48%	04/28/2028	2,792	2,766	2,752	0.20
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	9.48%	04/28/2028	625	609	599	0.04
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	9.48%	04/28/2028	—	(3)	(5)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	L +	6.50%	10.67%	01/30/2026	9,012	8,888	8,970	0.64
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	L +	6.50%	10.67%	01/30/2026	—	(14)	(5)	—
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	9.80%	07/20/2029	6,280	5,862	5,696	0.41
Revalize, Inc.	(5) (7)	S +	5.75%	10.48%	04/15/2027	19,652	19,543	18,737	1.34
Revalize, Inc.	(5) (7) (13)	S +	5.75%	10.48%	04/15/2027	—	(1)	(3)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.08%	12/07/2028	444	436	427	0.03
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.08%	12/07/2028	80	73	55	—
Securonix, Inc.	(5) (8)	S +	6.50%	10.10%	04/05/2028	21,010	20,678	20,249	1.45
Securonix, Inc.	(5) (8) (13)	S +	6.50%	10.10%	04/05/2028	—	(58)	(137)	(0.01)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Skykick, Inc.	(5) (7)	L +	7.25%	11.00%	09/01/2027	6,300	$6,171	$6,142	0.44%
Skykick, Inc.	(5) (7) (13)	L +	7.25%	11.00%	09/01/2027	1,470	1,427	1,404	0.10
Trunk Acquisition, Inc.	(5) (7)	L +	5.50%	10.23%	02/19/2027	9,051	8,976	8,638	0.62
Trunk Acquisition, Inc.	(5) (7) (13)	L +	5.50%	10.23%	02/19/2026	—	(6)	(39)	—
User Zoom Technologies, Inc.	(5) (8)	S +	5.75%	9.35%	04/05/2029	38,689	37,967	37,965	2.72
							381,883	374,792	26.82
Total First Lien Debt							$2,753,620	$2,694,111	192.81%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	13.69%	12/30/2027	4,500	$4,374	$4,319	0.31%
Automobile Components
PAI Holdco, Inc.	(5) (7)	L +	7.50% (incl. 2.00% PIK)	11.92%	10/28/2028	26,033	25,444	23,787	1.70
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	L +	7.00%	11.73%	03/02/2029	17,000	16,939	16,463	1.18
Infinite Bidco, LLC	(5) (9) (13)	L +	7.00%	11.73%	03/02/2029	—	—	(269)	(0.02)
							16,939	16,194	1.16
Energy Equipment & Services
QBS Parent, Inc.	(5)	L +	8.50%	12.88%	09/21/2026	15,000	14,809	13,569	0.97
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	12.81%	12/10/2027	3,960	3,892	3,624	0.26
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	8.00%	12.81%	12/10/2027	1,452	1,426	1,322	0.09
							5,318	4,946	0.35
Industrial Conglomerates
Aptean, Inc.	(8)	S +	7.00%	11.74%	04/23/2027	5,950	5,950	5,459	0.39
IT Services
Help/Systems Holdings, Inc.	(5) (8)	S +	6.75%	10.94%	11/19/2027	17,500	17,500	16,189	1.16
Idera, Inc.	(5) (8)	L +	6.75%	10.50%	03/02/2029	3,887	3,863	3,642	0.26
Red Dawn SEI Buyer, Inc.	(5) (7)	L +	8.50%	12.67%	11/20/2026	19,000	18,653	17,904	1.28
							40,016	37,735	2.70
Software
Flexera Software, LLC	(5) (7)	L +	7.00%	11.39%	03/03/2029	13,500	13,277	12,584	0.90
Matrix Parent, Inc.	(5) (8)	S +	8.00%	12.55%	03/01/2030	10,667	10,493	9,757	0.70
							23,770	22,341	1.60
Total Second Lien Debt							$136,620	$128,350	9.19%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK	06/18/2026	1,500	$1,500	$372	0.03%
Fetch Insurance Services, LLC (Fetch)	(5)		12.75% (incl. 3.75% PIK)	10/31/2027	1,881	1,826	1,826	0.13
Total Unsecured Debt						$3,326	$2,198	0.16%

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)		10.50%	04/05/2021	5,000	$5,693	$5,766	0.41%
Fortis Solutions Group, LLC	(5) (12)		12.25%	06/24/2022	1,000,000	1,041	1,024	0.07
Integrity Marketing Acquisition, LLC	(5) (12)		10.50%	12/21/2021	3,250,000	3,555	3,165	0.23
Knockout Intermediate Holdings I, Inc.	(5) (12)		11.75%	06/25/2022	2,790	2,895	2,787	0.20
Revalize, Inc.	(5) (7) (12)	S +	10.00%	12/14/2021	2,255	2,391	2,281	0.16
RSK Holdings, Inc. (Riskonnect)	(5) (8) (12)	S +	10.50%	07/07/2022	1,012,200	1,019	1,053	0.08
Skykick, Inc.	(5) (12)			08/31/2021	134,101	1,275	963	0.07
Total Preferred Equity						17,869	17,039	1.22
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			03/09/2021	29,441	2,944	2,193	0.16
Amerilife Holdings, LLC	(5) (12)			09/01/2022	873	24	24	0.00
BP Purchaser, LLC	(5) (12)			12/10/2021	1,233,333	1,233	1,468	0.11
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			03/01/2021	160,016	411	640	0.05
Encore Holdings, LLC	(5) (12)			11/23/2021	2,391	275	449	0.03
Frisbee Holding, LP (Fetch)	(5) (12)			10/31/2022	21,744	277	277	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020	4,500	450	916	0.07
Help HP SCF Investor, LP (Help/Systems)	(10) (12)			05/12/2021		12,460	14,732	1.05
LUV Car Wash Holdings, LLC	(5) (12)			04/06/2022	116	116	116	0.01
mPulse Mobile, Inc.	(5) (12)			12/17/2021	165,761	1,220	1,281	0.09
PCX Holding Corp.	(5) (12)			04/22/2021	6,538	654	747	0.05
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/06/2020	13,846	1,385	1,028	0.07
Pritchard Industries, Inc.	(5) (12)			10/13/2021	1,700,000	1,700	2,210	0.16
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021	1,000,000	1,000	1,380	0.10
Recovery Point Systems, Inc.	(5) (12)			03/05/2021	1,000,000	1,000	760	0.05
Shelby Co-invest, LP (Spectrum Automotive)	(5) (12)			06/29/2021	8,500	850	1,194	0.09
Surewerx Topco, LP	(5) (10) (12)			12/28/2022	512	512	512	0.04
Suveto Co-Invest, LP	(5) (10) (12)			11/19/2021	17,000	1,700	1,963	0.14
Total Common Equity						28,211	31,890	2.28
Total Other Securities						$49,406	$51,127	3.66%
Total Portfolio Investments						$2,939,646	$2,873,588	205.65%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility. See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either E, L or S or an alternate base rate (commonly based on F or P), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2022. As of December 31, 2022, the reference rates for our LIBOR-based loans were the 3-month E at 2.13%, the 1-month L at 4.39%, the 3-month L at 4.77%, the 6-month L at 5.14%; the reference rates for our SOFR-based loans were the 1-month S at 4.36%, the 3-month S at 4.59%, the 6-month S at 4.78%; and the reference rate for our Prime rate-based loans were at 7.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board of Directors (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 7.10% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of December 31, 2022.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2022, the aggregate fair value of these securities is $48,929 or 3.50% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

(1) Organization
Morgan Stanley Direct Lending Fund (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
The Company was formed as a Delaware limited liability company on May 30, 2019 and, effective November 25, 2019, converted to a Delaware corporation. The Company commenced investment operations in January 2020. The Company has delegated the right to manage the assets of the Company to MS Capital Partners Adviser Inc., as the investment adviser to the Company (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements
March 31, 2023
(In thousands, except shares and per share amounts)

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2023.
The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2022 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
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
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. The Company currently intends to make sufficient distributions each taxable year to satisfy the excise distribution requirements.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
For the three months ended March 31, 2023 and March 31, 2022, the Company did not accrue any U.S. federal excise tax.
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
For the three months ended March 31, 2023 and March 31, 2022, Base Management Fees were $1,826, and $1,546 net of waiver, respectively. As of March 31, 2023 and December 31, 2022, $1,826 and $1,783 were payable to the Investment Adviser relating to Base Management Fees.
Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three months ended March 31, 2023 and March 31, 2022, $9,381 and $5,466 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the three months ended March 31, 2023, there were no capital gains incentive fees accrued to the Investment Adviser. For the three months ended March 31, 2022, $747 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of March 31, 2023, $9,381 and $0 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees payable. As of December 31, 2022, $8,118 and $0 were payable to the Investment Adviser relating to income based incentive fees and capital gains incentive fees, respectively.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $54 and $16, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022 were $164 and $110, respectively.
Expense Support and Waiver Agreement
On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceed the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate will bear the excess costs.
For the three months ended March 31, 2023 and March 31, 2022, the Company did not incur any organization costs. For the three months ended March 31, 2023 and March 31, 2022, the Investment Adviser recaptured $0 and $39 of previously waived amounts from the Company. As of March 31, 2023 and December 31, 2022, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Assets and Liabilities.
License Agreement
The Company entered into the license agreement (the “License Agreement”) with Morgan Stanley under which Morgan Stanley Investment Management, Inc. has granted the Company a non-exclusive, royalty-free license to use the name “Morgan Stanley” for specified purposes in the Company’s business. Under the License Agreement, the Company has a right to use the “Morgan Stanley” name, subject to certain conditions, for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Morgan Stanley” name.
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
Indemnification Agreements
The Company has entered into indemnification agreements with its directors and officers. The indemnification agreements are intended to provide the directors and officers the maximum indemnification permitted under Delaware law and the 1940 Act and are generally consistent with the indemnification provisions of the Company’s certificate of incorporation and bylaws. Each indemnification agreement provides that the Company will indemnify the director or officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200.0 million to us pursuant to a subscription agreement entered into in December 2019. As of March 31, 2023 and December 31, 2022, MS Credit Partners Holdings held approximately 11.9% and 11.9% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $213, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6) and received fees of $138.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,797,427	$2,739,255	93.6%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,320	135,084	4.6	136,620	128,350	4.5
Other Securities	49,970	51,758	1.8	49,406	51,127	1.7
Total	$2,992,717	$2,926,097	100.0%	$2,939,646	$2,873,588	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022(1)
Aerospace & Defense	1.8%	1.8%
Air Freight & Logistics	1.1	1.1
Automobile Components	3.8	3.8
Automobiles	5.1	5.1
Biotechnology	0.5	0.5
Chemicals	0.6	0.6
Commercial Services & Supplies	11.1	11.2
Construction & Engineering	1.4	1.3
Containers & Packaging	1.6	1.6
Distributors	3.0	4.2
Diversified Consumer Services	3.4	3.0
Electronic Equipment, Instruments & Components	1.7	1.0
Energy Equipment & Services	0.5	0.5
Financial Services	0.5	0.7
Food Products	2.5	2.5
Health Care Equipment & Supplies	0.4	0.3
Health Care Providers & Services	3.5	3.4
Health Care Technology	0.8	0.7
Industrial Conglomerates	1.3	0.2
Insurance Services	15.5	15.7
Interactive Media & Services	3.5	3.5
IT Services	9.2	9.6
Leisure Products	0.7	0.8
Machinery	2.7	3.0
Multi-Utilities	0.6	0.6
Oil, Gas & Consumable Fuels	—	0.0 (2)
Pharmaceuticals	0.4	0.4
Professional Services	3.3	3.2
Real Estate Management & Development	5.4	5.4
Software	14.1	14.3
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$10,175	$9,990	0.3%	$10,187	$9,870	0.3%
Canada	100,767	98,325	3.4	108,820	105,764	3.7
United Kingdom	11,238	11,244	0.4	11,157	11,157	0.4
United States	2,870,537	2,806,538	95.9	2,809,482	2,746,797	95.6
Total	$2,992,717	$2,926,097	100.0%	$2,939,646	$2,873,588	100.0%

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
The following tables present the fair value hierarchy of investments:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,564	$2,713,691	$2,739,255
Second Lien Debt	—	19,674	115,410	135,084
Other Securities	—	—	37,053	37,053
Subtotal	$—	$45,238	$2,866,154	$2,911,392
Investment measured at net asset value(1)				$14,705
Total				$2,926,097

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,362	$2,668,749	$2,694,111
Second Lien Debt	—	5,459	122,891	128,350
Other Securities	—	—	36,395	36,395
Subtotal	$—	$30,821	$2,828,035	$2,858,856
Investment measured at net asset value(1)				$14,732
Total				$2,873,588
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	130,460	8,500	74	139,034
Proceeds from principal repayments and sales of investments	(89,636)	—	—	(89,636)
Accretion of discount/amortization of premium	2,433	67	2	2,502
Payment-in-kind	382	133	488	1,003
Net change in unrealized appreciation (depreciation)	1,181	8	94	1,283
Net realized gains (losses)	122	—	—	122
Transfers into/(out) of Level 3	—	(16,189)	—	(16,189)
Fair value, end of period	$2,713,691	$115,410	$37,053	$2,866,154

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$1,183	$8	$94	$1,285
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

	March 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,701,999	Yield Analysis	Discount Rate	8.97%	20.19%	11.09%
	11,692	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	$115,410	Yield Analysis	Discount Rate	11.66%	21.46%	13.82%
Investments in other securities:
Unsecured debt	$1,846	Income Approach	Discount Rate	14.50%	14.50%	14.50%
	599	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	17,142	Income Approach	Discount Rate	12.19%	15.54%	13.43%
	850	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	15,489	Market Approach	EBITDA Multiple	8.10x	19.60x	13.65x
	1,127	Market Approach	Revenue Multiple	8.75x	8.75x	8.75x
Total investments in other securities	$37,053
Total Investments	$2,866,154

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,624,749	Yield Analysis	Discount Rate	9.20%	20.44%	11.27%
	44,000	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	$122,891	Yield Analysis	Discount Rate	12.14%	17.20%	14.24%
Investments in other securities:
Unsecured debt	$1,826	Income Approach	Discount Rate	16.60%	16.60%	16.60%
	372	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	16,076	Income Approach	Discount Rate	12.20%	15.69%	13.62%
	963	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	15,877	Market Approach	EBITDA Multiple	8.10x	18.70x	13.25x
	1,281	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	$36,395
Total Investments	$2,828,035
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6) and 2025 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of March 31, 2023, the fair value of the Company’s 2027 Notes was $398,548. The fair value of the Company’s credit facilities and 2025 Notes are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	$400,000	$400,000	$400,000	$400,000
Truist Credit Facility	492,259	492,259	432,254	432,254
2027 Notes(1)	419,827	398,548	419,498	394,995
2025 Notes(1)	272,022	275,000	271,723	275,000
Total	$1,584,108	$1,565,807	$1,523,475	$1,502,249
(1)The carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,346 and $2,978, and unamortized original issuance discount of $828 and $0, respectively.
The carrying amounts of the Company’s other assets and liabilities approximates their fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) Debt
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The maximum revolving commitment of CIBC Subscription Facility was permanently reduced to $0 effective December 31, 2022, upon maturity. The CIBC Subscription Facility allows the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bore interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility was secured by the unfunded commitments of certain stockholders of the Company. For the three months ended March 31, 2022, the Company did not make any borrowings or repayments under the CIBC Subscription Facility.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$—	$1,396
Facility unused commitment fees	—	8
Amortization of deferred financing costs	—	510
Total	$—	$1,914
Weighted average interest rate (excluding unused fees and financing costs)	—%	1.80%
Weighted average outstanding balance	$—	$310,350
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2023, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$6,903	$2,827
Facility unused commitment fees	100	14
Amortization of deferred financing costs	260	280
Total	$7,263	$3,121
Weighted average interest rate (excluding unused fees and financing costs)	6.90%	2.52%
Weighted average outstanding balance	$400,000	$449,500
During the three months ended March 31, 2023 and March 31, 2022, the Company borrowed $0 and $0, and repaid $0 and $28,000 under the BNP Funding Facility, respectively. As of March 31, 2023 and December 31, 2022, the Company had $400,000 and $400,000 outstanding under the BNP Funding Facility, respectively. As of March 31, 2023 and December 31, 2022, the Company had $200,000 and $200,000, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (the “Truist Credit Facility, which was subsequently amended on December 3, 2021, May 20, 2022 and January 31, 2023). The maximum principal amount of the Truist Credit Facility is $1,120,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of March 31, 2023, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. As of March 31, 2023, the availability period of the Truist Credit Facility will terminate on January 29, 2027. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month Term SOFR (as defined in the Truist Credit Facility) plus 1% per annum) plus and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. The Truist Credit Facility has a maturity date of January 31, 2028.
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$7,822	$1,517
Facility unused commitment fees	543	643
Amortization of deferred financing costs	439	320
Total	$8,804	$2,480
Weighted average interest rate (excluding unused fees and financing costs)	6.45%	2.04%
Weighted average outstanding balance	$484,809	$297,161
For the three months ended March 31, 2023 and March 31, 2022, the Company borrowed $60,000 and $130,500, and repaid $0 and $415,000 under the Truist Credit Facility. As of March 31, 2023 and December 31, 2022, the Company had $492,259 and $432,254 outstanding under the Truist Credit Facility, respectively. As of March 31, 2023 and December 31, 2022, the Company had $623,516 and $538,521, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
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
The summary information of 2027 Notes is as follows:

	For the three months ended
	March 31, 2023	March 31, 2022
Borrowing interest expense	$4,781	$2,657
Accretion of original issuance discount	53	28
Amortization of debt issuance costs	276	149
Total	$5,110	$2,834
Stated interest rate	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

For the three months ended March 31, 2023
Borrowing interest expense	$5,191
Amortization of debt issuance costs	299
Total	$5,490
Stated interest rate	7.55%
The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	400,000	200,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	492,259	623,516	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,592,259	$823,516	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.

(2)As of March 31, 2023, $4,225 letter of credit was outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount. As of March 31, 2022, no letter of credit was outstanding.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238.
(4)The carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,346 and $2,978, and unamortized original issuance discount of $828 and $0, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2023 and March 31, 2022 was 6.23% and 2.64%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2023 and March 31, 2022 was $1,584,809 and $1,288,400, respectively.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
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
As of March 31, 2023, the Company had $256,988 unfunded commitments to fund delayed draw and revolving senior secured loans. As of December 31, 2022, the Company had $314,251 unfunded commitments to fund delayed draw and revolving senior secured loans.
As of March 31, 2023 and December 31, 2022, the Company had $1,629,389 and $1,629,389, respectively, in total capital commitments from stockholders, of which $220,271 and $220,271, respectively, were unfunded.
(8) Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(54,779)	$15,782
Net investment income/(loss) after taxes	44,222	128,010
Accumulated net realized gain (loss)	122	537
Net unrealized appreciation (depreciation)	(567)	(80,005)
Dividends declared	(35,377)	(119,437)
Tax reclassification of stockholders’ equity	—	334
Net distributable earnings (accumulated losses), end of period	$(46,379)	$(54,779)
For the three months ended March 31, 2023 and March 31, 2022, the Company did not issue any capital calls pursuant to the Subscription Agreements.
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
Total Distributions			$0.50	$35,377

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
Total Distributions			$0.48	$27,455
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
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the three months ended March 31, 2023 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
Total	445,235	$8,891
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the three months ended March 31, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
Total	358,891	$7,540
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Numerator—net increase/(decrease) in net assets resulting from operations	$43,777	$22,246
Denominator—weighted average shares outstanding	70,863,184	57,101,214
Basic and diluted earnings (loss) per share	$0.62	$0.39
(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data:(1)
Net asset value, beginning of period	$19.81	$20.91
Net investment income (loss)	0.62	0.46
Net unrealized and realized gain (loss)(2)	—	(0.07)
Net increase (decrease) in net assets resulting from operations	0.62	0.39
Dividends declared	(0.50)	(0.48)
Total increase (decrease) in net assets	0.12	(0.09)
Net asset value, end of period	$19.93	$20.82
Shares outstanding, end of period	70,981,913	57,196,918
Total return based on net asset value(3)	3.11%	1.85%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$1,414,596	$1,190,918
Weighted average shares outstanding	70,863,184	57,101,214
Ratio of net expenses to average net assets(4)	9.19%	4.79%
Ratio of expenses before waivers to average net assets(4)	10.74%	6.35%
Ratio of net investment income to average net assets(4)	14.57%	10.15%
Ratio of total contributed capital to total committed capital, end of period	86.48%	71.34%
Asset coverage ratio	188.84%	187.83%
Portfolio turnover rate	3.08%	1.17%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2023 and March 31, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

(3)Total return (not annualized) is calculated assuming a purchase of Common Stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.
(4)Amounts are annualized except for incentive fees, and expense support amounts relating to organization and offering costs.
(11) Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock (as defined below) pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events, such as COVID-19, also referred to as the “Coronavirus” pandemic;
•uncertainty and changes in the general interest rate environment, including as a result of recent rate increases by the Federal Reserve System (“Federal Reserve”);
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
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies backed by private equity sponsors. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criteria.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (historically, the London Interbank Offer Rate, or LIBOR, and currently, the Secured Overnight Financing Rate, or SOFR).
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Recent Market Developments
The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, recent events in the regional bank sector and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC (subject to the expense waiver described below)
•costs associated with our initial private offering;
•costs of any other offerings of our common stock, par value $0.001 per share (“Common Stock”) and other securities;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of March 31, 2023, we had investments in 156 portfolio companies across 29 industries. Based on fair value as of March 31, 2023, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR.
Approximately 98.5% of our debt investments were in loans and other debt issued by middle market companies backed by private equity sponsors, approximately 79.0% of which were loans and other debt in support of LBOs and acquisitions. In addition, our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:
Borrower Characteristics as of Closing Date of each Investment
•Weighted average last 12-month EBITDA of approximately $128.0 million;
•Weighted average net leverage through tranche of approximately 6.0x3;
•Weighted average of approximately 44.0% loan to value4;
Portfolio Characteristics as of March 31, 2023
•Weighted average yield on debt investments, at amortized cost, of 11.5%5;
•Approximately 77.0% of debt investments with one or more financial covenants;
•Approximately 6.3% of our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility;
•No realized losses as a result of loan defaults and/or credit deterioration since January 31, 2020 (commencement of investment operations) through March 31, 2023;
•One investment of $1.5 million, or approximately 0.1% of total investments at amortized cost on non-accrual; and
•The average position size of our investments was approximately $18.8 million, or 0.6% of total fair value and our top ten portfolio companies represented approximately 21.7% of total fair value.
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
1 Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through tranche and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2 Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
3 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that we are a lender, excluding recurring revenue investments.
4 Calculated using total outstanding debt through the tranche that the Company is a lender divided by enterprise value from the private equity sponsor or market comparables.
5 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2023.

Our portfolio is presented below:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,797,427	$2,739,255	93.6%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,320	135,084	4.6	136,620	128,350	4.5
Other Securities	49,970	51,758	1.8	49,406	51,127	1.7
Total	$2,992,717	$2,926,097	100.0%	$2,939,646	$2,873,588	100.0%
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2023	March 31, 2022
New Investments Committed
Gross Principal Balance(1)	$126,539	$105,623
Net New Investments Committed	$126,539	$105,623
Investments, at Cost
Investments, beginning of period	$2,939,646	$2,373,435
New investments purchased	139,566	177,705
Net accretion of discount on investments	2,530	1,982
Payment-in-kind	1,003	370
Net realized gain (loss) on investments	122	74
Investments sold or repaid	(90,150)	(28,627)
Investments, end of period	$2,992,717	$2,524,939
Amount of investments funded, at principal
First lien debt investments	$136,288	$169,220
Second lien debt investments	8,500	10,667
Other securities(2)	74	—
Total	$144,862	$179,887
Amount of investments sold/fully repaid, at principal
First lien debt investments	$71,558	$12,054
Total	$71,558	$12,054
Weighted average yield on debt investments, at cost(3)	11.5%	7.2%
Weighted average yield on debt investments, at fair value(3)	11.7%	7.2%
Number of portfolio companies	156	109
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on debt securities held as of March 31, 2023 and March 31, 2022, respectively, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	2,892,076	98.8	153	2,844,451	99.0	148
Risk rating 3	34,021	1.2	3	29,137	1.0	2
Risk rating 4	—	—	—	—	—	—
	$2,926,097	100.0%	156	$2,873,588	100.0%	150
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Total investment income	$83,639	$44,304
Less: Net expenses	39,417	17,790
Net investment income	44,222	26,514
Net change in unrealized appreciation (depreciation)	(567)	(4,342)
Net realized gain (loss)	122	74
Net increase (decrease) in net assets resulting from operations	$43,777	$22,246
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income	$81,717	$42,715
Payment-in-kind interest income	441	272
Dividend income	496	309
Other income	985	1,008
Total investment income	$83,639	$44,304
Total investment income increased from $44,304 for the three months ended March 31, 2022 to $83,639 for the three months ended March 31, 2023. The increase was primarily driven by our deployment of capital and rising LIBOR and SOFR rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $2,534,536 as of March 31, 2022 to $2,926,097 as of March 31, 2023. Weighted average asset yield of debt investments at cost increased from 7.2% at March 31, 2022 to 11.5% at March 31, 2023. As of such dates, all of our first and second lien senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of March 31, 2023 was $1,500.

Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2023 and March 31, 2022, and for the periods then ended, all of our first and second lien secured debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Expenses:
Interest expense and other financing expenses	$26,667	$10,349
Management fees	7,304	6,183
Income based incentive fees	9,381	5,466
Capital gains incentive fees	—	(747)
Professional fees	1,241	624
Directors’ fees	80	87
Administrative service fees	54	16
General and other expenses	168	410
Total expenses	44,895	22,388
Expense support	—	39
Management fees waiver	(5,478)	(4,637)
Net expenses	$39,417	$17,790
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $26,667 and $10,349 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended March 31, 2023 and March 31, 2022, average borrowings outstanding were $1,584,809 and $1,288,400, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2023 and March 31, 2022 were 6.23% and 2.64%, respectively. For more information on our borrowings, including the terms thereof, see Note 6. Debt in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $1,826 and $1,546 for the three months ended March 31, 2023 and March 31, 2022, respectively, the increase was primarily due to an increase in average gross assets. For more information on base management fees, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fee were $9,381 and $5,466 for the three months ended March 31, 2023 and March 31, 2022, respectively, the increase was primarily due to an increase in pre-incentive fee net investment income. For the three months ended March 31, 2023, there was no capital gains incentive fees accrued to the Investment Adviser. For the three months ended March 31, 2022, $747 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the period. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Administrative service fee represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
For the three months ended March 31, 2023, we incurred administrative service fee of $54, professional fees of $1,241, fees to Independent Directors of $80, other expenses of $168, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $0, respectively.

For the three months ended March 31, 2022, we incurred administrative service fee of $16, professional fees of $624, fees to Independent Directors of $87, other expenses of $410, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $39, respectively.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. For the three months ended March 31, 2023 and March 31, 2022, we did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$122	$74
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(567)	(4,342)
Net realized and unrealized gains (losses)	$(445)	$(4,268)
For the three months ended March 31, 2023 and March 31, 2022, net realized gain on our investments was $122 and $74, respectively, driven by the sale of debt and equity investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three months ended March 31, 2023, net change in unrealized depreciation on our investments of $567 was primarily driven by the net decreases of valuations of our debt and equity investments as a result of the volatile credit environment and changes in spreads in the primary and secondary markets. For the three months ended March 31, 2022, net change in unrealized depreciation on our investments of $4,342 was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment. See Note 5. Fair Value Measurement in the Notes to Consolidated Financial Statements.
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
As of March 31, 2023, we had approximately $99.6 million of cash, which taken together with our approximately $200.0 million and $623.5 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, and our approximately $220.3 million of uncalled investor capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments.
Equity
As of March 31, 2023, we had received aggregate investor capital commitments to purchase shares of Common Stock of approximately $1,629.4 million pursuant to subscription agreements. During the three months ended March 31, 2023, we did not issue any capital calls to purchase Common Stock pursuant to such subscription agreements.
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the three months ended March 31, 2023 and March 31, 2022, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	10.3%	$35,377
Total Distributions			$0.50		$35,377

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
Total Distributions			$0.48		$27,455
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
The following tables summarize DRIP shares issued and amounts for the three months ended March 31, 2023 and March 31, 2022, respectively:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
Total	445,235	$8,891

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
Total	358,891	$7,540
Debt
Our outstanding debt obligations were as follows:

	March 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	400,000	200,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	492,259	623,516	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,592,259	$823,516	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
(2)As of March 31, 2023, $4,225 letter of credit was outstanding, which reduced the unused availability under the Truist Credit Facility of the same amount. As of March 31, 2022, no letter of credit was outstanding.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238. As of March 31, 2022, the Company did not have any borrowings denominated in Euros (EUR) or other permitted currencies.
(4)The carrying value of our 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,346 and $2,978, and unamortized original issuance discount of $828 and $0, respectively.
For additional information on our debt obligations, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 6. Debt” in the accompanying unaudited consolidated financial statements.
RECENT DEVELOPMENTS
Subsequent to March 31, 2023 through May 10, 2023, we have closed approximately $23.6 million of new/add-on investments. Of these new commitments, approximately $23.6 million were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying unaudited financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Waiver Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Related Party Transactions” in the accompanying unaudited consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Market Developments.” Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2023, approximately 100% of debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$89,636	$(26,768)	$62,868
Up 200 basis points	$59,757	$(17,845)	$41,912
Up 100 basis points	$29,879	$(8,923)	$20,956
Down 100 basis points	$(29,879)	$8,923	$(20,956)
Down 200 basis points	$(59,757)	$17,845	$(41,912)
Down 300 basis points	$(89,632)	$26,768	$(62,864)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we, or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended March 31, 2023 as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On May 8, 2023, Thomas P. Torrisi notified the Board of Directors (the “Board”) of the Company of his resignation as the Company’s interim Chief Compliance Officer, effective as of the close of business on May 8, 2023. Mr. Torrisi’s resignation is not a result of any disagreement with the Company.
On May 8, 2023, the Board appointed Gauranga Pal as Chief Compliance Officer of the Company effective immediately.
Effective May 8, 2023, the Company amended and restated its bylaws (the “Amended and Restated Bylaws”) to conform to recent changes to the Delaware General Corporation Law that eliminated the requirements for Delaware corporations to make stockholder lists available for inspection during a meeting of stockholders. The Amended and Restated Bylaws were approved by the Board of Directors.
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1*	Amended and Restated Bylaws.
10.1	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023(1)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: May 10, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: May 10, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)