Form 10-Q
period 2023-06-30
Morgan Stanley Direct Lending Fund
filed 2023-08-09
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of August 9, 2023, there was no established public market for the registrant’s common stock.
As of August 9, 2023, the Registrant had 72,018,634 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”), including the consolidated schedule of investments as of June 30, 2023, and the related consolidated statements of operations, changes in net assets for the three-month and six-month periods ended June 30, 2023, and 2022, and cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company including the consolidated schedule of investments as of December 31, 2022, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statements of assets and liabilities from which it has been derived.

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

/s/ Deloitte & Touche LLP
New York, NY
August 9, 2023

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,041,700 and $2,939,646 at June 30, 2023 and December 31, 2022, respectively)	$2,983,727	$2,873,588
Cash	52,850	81,215
Deferred financing costs	10,110	7,624
Interest and dividend receivable from non-controlled/non-affiliated investments	23,522	20,911
Subscription receivable	—	2,556
Receivable for investments sold/repaid	621	188
Prepaid expenses and other assets	385	40
Total assets	3,071,215	2,986,122

Liabilities
Debt (net of unamortized debt issuance costs of $6,741 and $7,899 at June 30, 2023 and December 31, 2022, respectively)	1,554,744	1,523,475
Payable to affiliates (Note 3)	992	2,086
Dividends payable	41,037	33,058
Management fees payable	1,862	1,783
Income based incentive fees payable	10,138	8,118
Interest payable	18,944	17,019
Accrued expenses and other liabilities	3,497	3,278
Total liabilities	1,631,214	1,588,817

Commitments and Contingencies (Note 7)

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 71,464,634 and 70,536,678 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	71	71
Paid-in capital in excess of par value	1,470,602	1,452,013
Net distributable earnings (accumulated losses)	(30,672)	(54,779)
Total net assets	$1,440,001	$1,397,305
Total liabilities and net assets	$3,071,215	$2,986,122
Net asset value per share	$20.15	$19.81

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$86,573	$48,463	$168,290	$91,178
Payment-in-kind interest income	622	277	1,063	549
Dividend income	504	232	1,000	541
Other income	1,195	1,022	2,180	2,030
Total investment income	88,894	49,994	172,533	94,298

Expenses:
Interest expense and other financing expenses	27,907	13,781	54,574	24,130
Management fees	7,446	6,536	14,750	12,718
Income based incentive fees	10,138	5,879	19,519	11,345
Capital gains incentive fees	—	(1,694)	—	(2,441)
Professional fees	847	776	2,088	1,400
Directors’ fees	88	88	168	175
Administrative service fees	60	54	114	70
General and other expenses	197	67	365	477
Total expenses	46,683	25,487	91,578	47,874
Expense support (Note 3)	—	—	—	39
Management fees waiver (Note 3)	(5,584)	(4,902)	(11,062)	(9,539)
Net expenses	41,099	20,585	80,516	38,374
Net investment income (loss)	47,795	29,409	92,017	55,924

Net realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss) on non-controlled/non-affiliated investments	—	465	122	538
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	8,647	(33,137)	8,080	(37,479)
Net realized and unrealized gain (loss)	8,647	(32,672)	8,202	(36,941)
Net increase (decrease) in net assets resulting from operations	$56,442	$(3,263)	$100,219	$18,983

Per share information—basic and diluted
Net investment income (loss) per share	$0.67	$0.50	$1.29	$0.96
Earnings (loss) per share	$0.79	$(0.06)	$1.41	$0.33
Weighted average shares outstanding (Note 9)	71,337,323	59,227,774	71,101,563	58,170,368

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net assets at beginning of period	$1,414,596	$1,190,918	$1,397,305	$1,188,587
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	47,795	29,409	92,017	55,924
Net realized gain (loss)	—	465	122	538
Net change in unrealized appreciation (depreciation)	8,647	(33,137)	8,080	(37,479)
Net increase (decrease) in net assets resulting from operations	56,442	(3,263)	100,219	18,983

Capital transactions:
Issuance of common stock	—	74,866	—	74,866
Reinvestment of dividends	9,698	6,964	18,589	14,504
Dividends declared	(40,735)	(28,601)	(76,112)	(56,056)
Net increase (decrease) in net assets resulting from capital transactions	(31,037)	53,229	(57,523)	33,314
Total increase (decrease) in net assets	25,405	49,966	42,696	52,297
Net assets at end of period	$1,440,001	$1,240,884	$1,440,001	$1,240,884

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$100,219	$18,983
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(8,080)	37,479
Net realized (gain) loss on investments	(122)	(538)
Net accretion of discount and amortization of premium on investments	(5,146)	(5,307)
Payment-in-kind interest and dividend capitalized	(2,060)	(1,171)
Amortization of deferred financing costs	1,498	2,001
Amortization of debt issuance costs and original issue discount on Unsecured Notes	1,264	507
Purchases of investments and change in payable for investments purchased	(222,612)	(555,727)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	127,453	245,160
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,611)	(2,148)
(Increase) decrease in prepaid expenses and other assets	(345)	55
(Decrease) increase in payable to affiliates	(1,094)	(2,229)
(Decrease) increase in management fees payable	79	328
(Decrease) increase in incentive fees payable	2,020	(2,780)
(Decrease) increase in interest payable	1,925	7,554
(Decrease) increase in accrued expenses and other liabilities	174	57
Net cash provided by (used in) operating activities	(7,438)	(257,776)
Cash flows from financing activities:
Borrowings on debt	60,000	888,929
Repayments on debt	(30,000)	(657,000)
Deferred financing costs paid	(3,939)	(2,448)
Debt issuance costs paid	—	(5,132)
Dividends paid in cash	(49,544)	(42,539)
Proceeds from issuance of common stock	2,556	82,660
Net cash provided by (used in) financing activities	(20,927)	264,470
Net increase (decrease) in cash	(28,365)	6,694
Cash, beginning of period	81,215	74,153
Cash, end of period	$52,850	$80,847

Supplemental information and non-cash activities:
Excise tax paid	$361	$57
Interest expense paid	$49,887	$12,676
Dividend reinvestment paid	$18,589	$14,504
Subscriptions receivable	$—	$56
Accrued but unpaid dividends	$41,037	$28,704
Accrued but unpaid debt issuance costs	$—	$410
    The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	S +	5.00%	10.34%	12/22/2026	2,698	$2,649	$2,645	0.18%
Mantech International CP	(5) (8)	S +	5.75%	10.80%	09/14/2029	357	351	355	0.02
Mantech International CP	(5) (8) (13)	S +	5.75%	10.80%	09/14/2029	—	(1)	(1)	—
Mantech International CP	(5) (8) (13)	S +	5.75%	10.80%	09/14/2028	—	(1)	—	—
PCX Holding Corp.	(5) (6) (7)	S +	6.25%	11.64%	04/22/2027	18,139	18,014	17,793	1.24
PCX Holding Corp.	(5) (7)	S +	6.25%	11.64%	04/22/2027	18,264	18,000	17,915	1.24
PCX Holding Corp.	(5) (7) (13)	S +	6.25%	11.64%	04/22/2027	555	544	520	0.04
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.74%	08/20/2027	10,903	10,742	10,706	0.74
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.74%	08/20/2027	2,107	2,061	2,031	0.14
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.74%	08/20/2027	—	(30)	(39)	—
							52,329	51,925	3.61
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	6.00%	11.24%	06/11/2027	14,335	14,094	14,021	0.97
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	10.39%	12/30/2026	12,480	12,381	12,070	0.84
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.39%	12/30/2026	1,263	1,246	1,216	0.08
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.39%	12/30/2025	—	(8)	(35)	—
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.12%	12/30/2028	1,664	1,617	1,608	0.11
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.12%	12/30/2028	130	122	116	0.01
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.12%	12/30/2028	20	11	9	—
							29,463	29,005	2.01
Automobile Components
Continental Battery Company	(5) (7)	S +	6.75%	11.89%	01/20/2027	6,156	6,062	5,432	0.38
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	11.74%	11/01/2028	6,709	6,525	6,574	0.46
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.74%	11/01/2028	—	(30)	(45)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.74%	11/01/2028	170	146	151	0.01
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	11.96%	08/05/2026	40,921	40,383	39,816	2.76
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	11.96%	08/05/2026	5,346	5,279	5,201	0.36
Spectrum Automotive Holdings Corp.	(5) (6) (8)	S +	5.75%	11.25%	06/29/2028	23,530	23,259	22,591	1.57
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.25%	06/29/2028	5,393	5,328	5,132	0.36
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.25%	06/29/2027	—	(9)	(35)	—
							86,943	84,817	5.89
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.45%	02/28/2025	20,617	20,416	20,283	1.41
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.45%	02/28/2025	3,612	3,577	3,554	0.25
ARI Network Services, Inc.	(5) (8) (13)	S +	5.25%	10.45%	02/28/2025	1,757	1,730	1,708	0.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Summit Buyer, LLC	(5) (7)	S +	5.25%	10.45%	01/14/2026	22,008	$21,732	$21,407	1.49%
Summit Buyer, LLC	(5) (7)	S +	5.25%	10.45%	01/14/2026	32,064	31,651	31,188	2.17
Summit Buyer, LLC	(5) (7) (13)	S +	5.25%	10.45%	01/14/2026	—	(27)	(66)	—
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.59%	12/02/2025	37,748	37,306	36,974	2.57
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.59%	12/02/2025	37,931	37,398	37,153	2.58
							153,783	152,201	10.57
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	S +	5.50%	10.71%	04/27/2027	14,882	14,778	14,619	1.02
GraphPad Software, LLC	(5) (7) (13)	S +	5.50%	10.71%	04/27/2027	—	(11)	(31)	—
							14,767	14,588	1.01
Chemicals
Tank Holding Corp.	(6) (8)	S +	5.75%	10.98%	03/31/2028	15,793	15,507	15,185	1.05
Tank Holding Corp.	(5) (8) (13)	S +	5.75%	10.98%	03/31/2028	—	(11)	(11)	—
Tank Holding Corp.	(8) (13)	S +	5.75%	10.98%	03/31/2028	507	494	475	0.03
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	10.84%	12/22/2027	4,879	4,797	4,723	0.33
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	10.84%	12/22/2025	166	157	145	0.01
							20,944	20,517	1.42
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	S +	4.75%	9.93%	12/23/2026	17,193	16,983	17,122	1.19
365 Retail Markets, LLC	(5) (7)	S +	4.75%	9.93%	12/23/2026	5,516	5,463	5,493	0.38
365 Retail Markets, LLC	(5) (7) (13)	S +	4.75%	9.93%	12/23/2026	—	(32)	(11)	—
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	12.40%	12/09/2029	2,009	1,952	1,968	0.14
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	12.40%	12/09/2028	—	(5)	(4)	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	11.24%	07/29/2029	11,706	10,986	11,229	0.78
Encore Holdings, LLC	(5) (8)	S +	4.50%	9.84%	11/23/2028	1,840	1,814	1,827	0.13
Encore Holdings, LLC	(5) (8) (13)	S +	4.50%	9.84%	11/23/2028	2,304	2,262	2,279	0.16
Encore Holdings, LLC	(5) (8) (13)	S +	4.50%	9.84%	11/23/2027	—	(7)	(4)	—
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.50%	04/07/2028	386	381	377	0.03
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.50%	04/07/2028	37	36	36	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.50%	04/07/2028	10	9	9	—
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.79%	12/15/2028	20,623	20,282	20,376	1.41
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.79%	12/15/2028	4,483	4,407	4,430	0.31
FLS Holding, Inc.	(5) (7) (10) (13)	S +	5.25%	10.79%	12/17/2027	—	(27)	(22)	—
PDFTron Systems, Inc.	(5) (6) (7) (10)	L +	5.50%	10.60%	07/15/2027	30,184	29,807	29,369	2.04
PDFTron Systems, Inc.	(5) (7) (10)	L +	5.50%	10.60%	07/15/2027	9,776	9,628	9,512	0.66
PDFTron Systems, Inc.	(5) (7) (10) (13)	L +	5.50%	10.60%	07/15/2026	5,133	5,040	4,925	0.34
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.17%	12/20/2028	3,909	3,844	3,739	0.26

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.17%	12/20/2028	—	$(6)	$(34)	—%
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.17%	12/20/2028	—	(3)	(10)	—
Sherlock Buyer Corp.	(5) (8)	S +	5.75%	11.09%	12/08/2028	11,005	10,824	10,869	0.75
Sherlock Buyer Corp.	(5) (8) (13)	S +	5.75%	11.09%	12/08/2028	—	(25)	(40)	—
Sherlock Buyer Corp.	(5) (8) (13)	S +	5.75%	11.09%	12/08/2027	—	(19)	(16)	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	11.99%	12/28/2029	5,474	5,318	5,425	0.38
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.99%	12/28/2029	—	(21)	(10)	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	11.99%	12/28/2028	187	157	177	0.01
Sweep Purchaser, LLC	(5) (7)	L +	5.75%	11.02%	11/30/2026	8,660	8,552	8,336	0.58
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	11.02%	11/30/2026	5,904	5,822	5,672	0.39
Sweep Purchaser, LLC	(5) (7) (13)	L +	5.75%	11.02%	11/30/2026	1,041	1,025	988	0.07
Tamarack Intermediate, LLC	(5) (8)	S +	5.25%	10.64%	03/13/2028	5,445	5,355	5,197	0.36
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.25%	10.64%	03/13/2028	149	134	108	0.01
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	S +	5.75%	10.77%	10/29/2027	16,886	16,626	16,474	1.14
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	10.77%	10/29/2027	16,985	16,678	16,502	1.15
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	10.77%	10/29/2026	—	(40)	(73)	(0.01)
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	6.75%	12.16%	04/13/2026	15,745	15,580	15,069	1.05
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	6.75%	12.16%	04/13/2026	2,220	2,198	2,125	0.15
US Infra Svcs Buyer, LLC	(5) (7)	S +	6.75%	12.16%	04/13/2026	2,250	2,229	2,154	0.15
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	10.64%	01/07/2027	34,894	34,445	34,685	2.41
Valcourt Holdings II, LLC	(5) (7)	S +	5.25%	10.64%	01/07/2027	6,818	6,734	6,777	0.47
VRC Companies, LLC	(5) (6) (7)	S +	5.75%	10.72%	06/29/2027	64,267	63,560	63,290	4.40
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	10.72%	06/29/2027	8,387	8,276	8,248	0.57
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	10.72%	06/29/2027	—	(17)	(25)	—
							316,205	314,538	21.84
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	S +	5.50%	10.71%	10/19/2028	34,037	33,489	32,965	2.29
KPSKY Acquisition, Inc.	(5) (8) (13)	S +	5.50%	10.71%	10/19/2028	6,035	5,919	5,790	0.40
LJ Avalon Holdings, LLC	(5) (7)	S +	6.25%	11.51%	02/01/2030	4,152	4,033	4,006	0.28
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.51%	02/01/2030	—	(24)	(59)	—
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.51%	02/01/2029	—	(19)	(24)	—
Superman Holdings, LLC	(5) (7)	S +	5.75%	10.99%	08/31/2027	1,609	1,570	1,570	0.11
Superman Holdings, LLC	(5) (7) (13)	S +	5.75%	10.99%	08/31/2027	—	(5)	(5)	—
							44,963	44,243	3.07
Containers & Packaging
BP Purchaser, LLC	(5) (8)	S +	5.50%	11.00%	12/11/2028	17,248	16,964	16,436	1.14
FORTIS Solutions Group, LLC	(5) (8)	S +	5.50%	10.84%	10/13/2028	26,844	26,409	26,452	1.84

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.84%	10/13/2028	76	$75	$75	0.01%
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.84%	10/15/2028	6	—	(9)	—
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.84%	10/15/2027	360	321	321	0.02
							43,769	43,275	3.01
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S +	5.75%	11.04%	11/30/2026	17,812	17,512	17,404	1.21
48Forty Solutions, LLC	(5) (7) (13)	S +	5.75%	11.04%	11/30/2026	543	503	481	0.03
ABB Concise Optical Group, LLC	(5) (8)	S +	7.50%	12.88%	02/23/2028	16,965	16,615	15,474	1.07
Avalara, Inc.	(5) (8)	S +	7.25%	12.49%	10/19/2028	11,302	11,052	11,217	0.78
Avalara, Inc.	(5) (8) (13)	S +	7.25%	12.49%	10/19/2028	—	(24)	(9)	—
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.37%	11/01/2028	28,487	28,255	26,866	1.87
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.37%	11/01/2028	15,849	15,717	14,947	1.04
							89,630	86,380	6.00
Diversified Consumer Services
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.74%	07/31/2025	8,251	7,839	7,807	0.54
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.74%	07/31/2025	8,251	7,827	7,807	0.54
Assembly Intermediate, LLC	(5) (7)	S +	6.50%	11.84%	10/19/2027	20,741	20,421	20,040	1.39
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.50%	11.84%	10/19/2027	2,904	2,842	2,728	0.19
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.50%	11.84%	10/19/2027	—	(30)	(70)	—
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	11.91%	03/05/2027	423	416	409	0.03
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.65%	03/14/2030	1,059	1,029	1,034	0.07
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.65%	03/14/2030	—	(3)	(5)	—
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.65%	03/14/2029	—	(2)	(1)	—
Heartland Home Services	(5) (8) (13)	S +	5.75%	10.96%	12/15/2026	1,955	1,940	1,923	0.13
Lightspeed Solution, LLC	(5) (8)	S +	6.50%	11.56%	03/01/2028	7,729	7,605	7,501	0.52
Lightspeed Solution, LLC	(5) (8) (13)	S +	6.50%	11.56%	03/01/2028	247	225	175	0.01
LUV Car Wash Group, LLC	(5) (7) (13)	S +	7.00%	12.04%	12/09/2026	717	710	707	0.05
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.65%	07/14/2028	3,748	3,682	2,914	0.20
Magnolia Wash Holdings	(5) (7)	S +	6.50%	11.65%	07/14/2028	702	690	546	0.04
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	11.65%	07/14/2028	87	85	52	—
Mammoth Holdings, LLC	(5) (6) (7)	S +	6.50%	11.65%	10/16/2024	43,777	43,612	43,400	3.01
Mammoth Holdings, LLC	(5) (7) (13)	S +	6.50%	11.65%	10/16/2024	—	(4)	(8)	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.72%	07/25/2028	4,514	4,435	4,400	0.31
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.72%	07/25/2028	855	840	833	0.06
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	11.72%	07/25/2028	—	(2)	(4)	—
							104,157	102,188	7.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S +	5.75%	10.89%	07/06/2028	5,507	$5,411	$5,349	0.37%
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.89%	07/06/2028	297	285	268	0.02
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	10.89%	07/06/2028	—	(7)	(12)	—
Dwyer Instruments, Inc.	(5) (8)	S +	5.75%	11.09%	07/21/2027	8,018	7,884	7,809	0.54
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.09%	07/21/2027	—	(15)	(53)	—
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.09%	07/21/2027	263	247	237	0.02
Infinite Bidco, LLC	(5) (9)	S +	6.25%	11.27%	03/02/2028	12,423	12,074	12,152	0.84
							25,879	25,750	1.79
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.35% PIK	05/25/2029	3,382	3,336	3,237	0.22
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	11.35%	05/25/2028	—	(7)	(19)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	11.85%	12/29/2029	4,551	4,420	4,510	0.31
Cerity Partners, LLC	(5) (8) (13)	S +	6.75%	11.85%	12/29/2029	1,429	1,235	1,366	0.09
SitusAMC Holdings Corp.	(5) (8)	S +	5.50%	10.84%	12/22/2027	3,555	3,527	3,472	0.24
Smarsh, Inc.	(5) (8)	S +	6.50%	11.84%	02/16/2029	4,286	4,213	4,158	0.29
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.84%	02/16/2029	536	522	504	0.03
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.84%	02/16/2029	—	(4)	(8)	—
							17,242	17,220	1.20
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	S +	7.00% (incl. 0.75% PIK)	12.83%	10/05/2026	25,563	24,997	25,041	1.74
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7)	S +	7.00% (incl. 0.75% PIK)	12.83%	10/05/2026	16,250	15,945	15,995	1.11
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	S +	7.00% (incl. 0.75% PIK)	12.83%	10/05/2026	4,375	4,278	4,283	0.30
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	10.79%	12/23/2025	23,498	23,259	23,264	1.62
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	S +	7.25% (incl. 1.00% PIK)	12.84%	12/18/2025	10,838	10,722	9,545	0.66
							79,201	78,128	5.43
Health Care Equipment & Supplies
Performance Health & Wellness	(5) (6) (7)	S +	6.00%	10.97%	07/12/2027	9,398	9,261	9,140	0.63
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	11.99%	03/13/2029	3,903	3,790	3,797	0.26
							13,051	12,937	0.90
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.75%	10.83%	08/24/2029	456	449	442	0.03
Advarra Holdings, Inc.	(5) (9) (13)	S +	5.75%	10.83%	08/24/2029	—	—	(1)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.41%	11.65%	04/03/2028	11,772	$11,645	$11,684	0.81%
DCA Investment Holdings, LLC	(5) (8) (13)	S +	6.41%	11.65%	04/03/2028	3,211	3,150	3,183	0.22
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.79%	04/03/2028	410	407	407	0.03
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.89%	09/22/2026	752	746	747	0.05
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.89%	09/22/2026	206	204	204	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.89%	09/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	9.95%	12/10/2026	1,856	1,843	1,839	0.13
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	9.95%	12/10/2026	4,203	4,175	4,163	0.29
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	9.95%	12/10/2026	—	(2)	(4)	—
iCIMS, Inc.	(5) (8)	S +	7.25%	12.38%	08/18/2028	6,568	6,463	6,518	0.45
iCIMS, Inc.	(5) (8)	S +	7.25%	12.38%	08/18/2028	486	483	483	0.03
iCIMS, Inc.	(5) (8) (13)	S +	7.25%	12.38%	08/18/2028	—	(1)	(1)	—
iCIMS, Inc.	(5) (8) (13)	S +	7.25%	12.38%	08/18/2028	8	7	7	—
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.70%	08/21/2026	498	485	469	0.03
Intelerad Medical Systems Incorporated	(5) (7) (10) (13)	S +	6.50%	11.70%	05/31/2028	15	14	14	—
mPulse Mobile, Inc.	(5) (8)	L +	5.25%	10.19%	12/17/2027	17,413	17,138	16,996	1.18
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	10.19%	12/17/2027	—	(15)	(48)	—
mPulse Mobile, Inc.	(5) (8) (13)	L +	5.25%	10.19%	12/17/2027	249	242	237	0.02
Pareto Health Intermediate Holdings, Inc.	(5) (8)	S +	6.50%	11.74%	05/31/2030	6,763	6,628	6,628	0.46
Pareto Health Intermediate Holdings, Inc.	(5) (8) (13)	S +	6.50%	11.74%	05/31/2029	—	(16)	(16)	—
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	10.89%	08/31/2029	4,357	4,189	4,189	0.29
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.25%	09/01/2027	9,027	8,892	8,814	0.61
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	S +	6.00%	11.25%	09/01/2027	1,406	1,373	1,328	0.09
Southern Veterinary Partners, LLC	(5) (7)	S +	5.50%	10.68%	10/05/2027	895	880	866	0.06
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.75%	11.09%	01/02/2029	4,320	4,266	4,189	0.29
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.09%	01/02/2029	745	733	707	0.05
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.09%	12/30/2026	125	118	106	0.01
Suveto	(5) (8) (13)	S +	4.25%	9.45%	09/09/2027	11,592	11,496	11,077	0.77
Suveto	(5) (8) (13)	S +	4.25%	9.45%	09/09/2027	334	318	292	0.02
Tivity Health, Inc.	(5) (8)	S +	6.00%	11.24%	06/28/2029	3,692	3,643	3,647	0.25
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	12.26%	03/18/2027	3,395	3,368	3,191	0.22
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	12.26%	03/18/2027	4,030	3,997	3,787	0.26
Vermont Aus Pty Ltd	(5) (8) (10)	S +	5.50%	10.89%	03/23/2028	8,394	8,217	8,093	0.56
							105,535	104,237	7.24
Health Care Technology
Lightspeed Buyer, Inc.	(5) (6) (7)	S +	5.25%	10.50%	02/03/2026	12,604	12,411	12,500	0.87

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Lightspeed Buyer, Inc.	(5) (7)	S +	5.25%	10.50%	02/03/2026	9,962	$9,795	$9,878	0.69%
							22,206	22,378	1.55

Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	10.94%	08/13/2029	1,462	1,436	1,422	0.10
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	9.05%	08/13/2029	€241	244	255	0.02
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.94%	08/13/2029	—	(2)	(5)	—
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	10.94%	08/14/2028	69	67	65	—
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	11.99%	04/01/2029	32,395	31,502	31,799	2.21
Raptor Merger Sub Debt, LLC	(5) (8) (13)	S +	6.75%	11.99%	04/01/2028	488	424	444	0.03
							33,671	33,980	2.36
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	10.99%	08/31/2029	2,034	1,997	1,955	0.14
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.99%	08/31/2029	580	567	546	0.04
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	10.99%	08/31/2028	73	65	56	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.25%	11.85%	10/29/2028	42,750	42,230	39,838	2.77
Foundation Risk Partners Corp.	(5) (8)	S +	6.25%	11.85%	10/29/2028	9,298	9,184	8,664	0.60
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.25%	11.85%	10/29/2027	—	(49)	(311)	(0.02)
Galway Borrower, LLC	(5) (8)	S +	5.25%	10.71%	09/29/2028	33,167	32,638	31,983	2.22
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.71%	09/29/2028	—	(23)	(59)	—
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.71%	09/30/2027	—	(29)	(74)	(0.01)
Higginbotham Insurance Agency, Inc.	(5) (6) (8)	S +	5.25%	10.45%	11/25/2026	18,388	18,216	18,205	1.26
High Street Buyer, Inc.	(5) (6) (8)	S +	6.00%	11.39%	04/14/2028	9,941	9,793	9,875	0.69
High Street Buyer, Inc.	(5) (6) (8)	S +	6.00%	11.39%	04/14/2028	39,922	39,307	39,654	2.75
High Street Buyer, Inc.	(5) (8) (13)	S +	6.00%	11.39%	04/16/2027	—	(27)	(14)	—
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.05%	11.41%	08/27/2025	394	386	386	0.03
Integrity Marketing Acquisition, LLC	(5) (6) (8) (13)	S +	6.05%	11.41%	08/27/2025	85,511	84,864	83,755	5.82
Integrity Marketing Acquisition, LLC	(5) (8) (13)	S +	6.05%	11.41%	08/27/2025	—	(2)	(2)	—
Keystone Agency Investors	(5) (7)	S +	5.75%	11.14%	05/03/2027	3,498	3,454	3,449	0.24
Keystone Agency Investors	(5) (7)	S +	5.75%	11.14%	05/03/2027	4,027	3,978	3,971	0.28
Long Term Care Group, Inc.	(5) (8)	S +	6.00%	11.29%	09/08/2027	4,938	4,857	3,948	0.27
Majesco	(5) (6) (7)	S +	7.75%	12.62%	09/21/2027	23,301	22,869	22,698	1.58
Majesco	(5) (7) (13)	S +	7.75%	12.62%	09/21/2026	—	(25)	(41)	—
Oakbridge Insurance Agency, LLC	(5) (7)	S +	5.75%	10.95%	12/31/2026	1,075	1,060	1,056	0.07
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.95%	12/31/2026	121	117	113	0.01
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	10.95%	12/31/2026	24	23	23	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Patriot Growth Insurance Services, LLC	(5) (6) (8)	S +	5.50%	10.80%	10/16/2028	62,675	$61,657	$61,302	4.26%
Patriot Growth Insurance Services, LLC	(5) (8) (13)	S +	5.50%	10.80%	10/16/2028	—	(68)	(98)	(0.01)
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.22%	11/01/2028	18,608	18,452	18,061	1.25
Peter C. Foy & Associates Insurance Services, LLC	(5) (8)	S +	6.00%	11.22%	11/01/2028	7,182	7,112	6,971	0.48
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.22%	11/01/2027	—	(6)	(24)	—
RSC Acquisition, Inc.	(5) (6) (7)	S +	5.50%	10.85%	10/30/2026	16,444	16,186	16,171	1.12
RSC Acquisition, Inc.	(5) (8)	S +	5.50%	10.85%	10/30/2026	16,122	16,010	15,854	1.10
Summit Acquisition, Inc.	(5) (6) (8)	S +	6.75%	11.99%	05/01/2030	7,371	7,153	7,153	0.50
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	11.99%	05/01/2030	—	(24)	(24)	—
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	11.99%	05/01/2029	—	(24)	(24)	—
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.99%	04/01/2026	33,161	32,442	31,112	2.16
World Insurance Associates, LLC	(5) (6) (7)	S +	6.75%	11.96%	04/01/2026	1,000	965	965	0.07
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	10.96%	04/01/2026	31,011	30,457	29,095	2.02
World Insurance Associates, LLC	(5) (7) (13)	S +	5.75%	10.96%	04/01/2026	—	(14)	(78)	(0.01)
							465,748	456,110	31.67
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.25%	10.69%	10/30/2026	24,050	23,729	23,673	1.64
FMG Suite Holdings, LLC	(5) (7)	S +	5.25%	10.69%	10/30/2026	5,198	5,135	5,116	0.36
FMG Suite Holdings, LLC	(5) (7) (13)	S +	5.25%	10.69%	10/30/2026	289	257	248	0.02
Spectrio, LLC	(5) (6) (7)	S +	6.00%	11.26%	12/09/2026	31,410	31,062	30,169	2.10
Spectrio, LLC	(5) (7)	S +	6.00%	11.26%	12/09/2026	12,678	12,632	12,177	0.85
Spectrio, LLC	(5) (7) (13)	S +	6.00%	11.26%	12/09/2026	3,217	3,172	3,061	0.21
Triple Lift, Inc.	(5) (6) (8)	S +	5.50%	10.62%	05/08/2028	27,440	27,030	25,785	1.79
Triple Lift, Inc.	(5) (8) (13)	S +	5.50%	10.55%	05/08/2028	1,533	1,478	1,292	0.09
							104,495	101,521	7.05
IT Services
Atlas Purchaser, Inc.	(6) (8)	L +	5.25%	10.39%	05/08/2028	8,877	8,744	5,856	0.41
Catalis Intermediate, Inc.	(5) (6) (8)	S +	5.50%	10.89%	08/04/2027	39,558	38,834	34,819	2.42
Catalis Intermediate, Inc.	(5) (8) (13)	S +	5.50%	10.89%	08/04/2027	8,901	8,704	7,333	0.51
Catalis Intermediate, Inc.	(5) (8) (13)	S +	5.50%	10.89%	08/04/2027	3,814	3,741	3,306	0.23
Donuts, Inc.	(5) (6) (7)	S +	6.00%	11.27%	12/29/2027	24,982	24,721	24,747	1.72
Recovery Point Systems, Inc.	(5) (6) (7)	S +	6.00%	11.09%	08/12/2026	40,845	40,370	40,845	2.84
Recovery Point Systems, Inc.	(5) (7) (13)	S +	6.00%	11.09%	08/12/2026	—	(42)	—	—
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.50%	06/15/2029	10,884	10,690	10,628	0.74
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.50%	06/15/2029	2,604	2,574	2,543	0.18
Syntax Systems Ltd	(5) (8) (10)	L +	5.75%	10.94%	10/29/2028	35,273	34,988	34,010	2.36
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.75%	10.94%	10/29/2028	—	(71)	(335)	(0.02)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Syntax Systems Ltd	(5) (8) (10) (13)	L +	5.75%	10.94%	10/29/2026	2,495	$2,470	$2,361	0.16%
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	S +	6.00%	11.45%	01/22/2027	23,054	22,709	22,275	1.55
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	S +	6.00%	11.45%	01/22/2027	16,998	16,762	16,412	1.14
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	P +	5.00%	13.25%	01/22/2027	661	636	592	0.04
UpStack, Inc.	(5) (7)	S +	5.75%	11.08%	08/20/2027	9,687	9,508	9,445	0.66
UpStack, Inc.	(5) (7) (13)	S +	5.75%	11.08%	08/20/2027	6,620	6,364	6,349	0.44
UpStack, Inc.	(5) (7) (13)	S +	5.75%	11.08%	08/20/2027	—	(17)	(22)	—
							231,685	221,164	15.36
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.50%	11/16/2026	17,358	17,245	16,669	1.16
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	10.50%	11/16/2026	4,467	4,428	4,290	0.30
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	10.50%	11/16/2026	—	(34)	(170)	(0.01)
							21,639	20,789	1.44
Machinery
Answer Acquisition, LLC	(5) (7)	S +	5.75%	11.14%	12/30/2026	10,665	10,506	10,398	0.72
Answer Acquisition, LLC	(5) (7) (13)	S +	5.75%	11.14%	12/30/2026	208	197	188	0.01
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.41%	03/17/2026	17,302	17,190	16,712	1.16
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.41%	03/17/2026	18,660	18,484	17,733	1.23
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.41%	03/17/2026	—	(26)	(162)	(0.01)
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.00%	11.38%	07/21/2027	32,764	32,269	31,987	2.22
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.38%	07/21/2027	3,692	3,637	3,601	0.25
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	11.38%	07/21/2027	350	316	288	0.02
							82,573	80,745	5.61
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	4.75%	9.84%	12/22/2027	3,087	2,946	2,892	0.20
AWP Group Holdings, Inc.	(5) (7) (13)	S +	4.75%	9.84%	12/22/2026	28	26	18	—
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.75%	9.89%	06/26/2026	10,254	10,132	10,075	0.70
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.75%	9.89%	06/26/2025	984	969	956	0.07
Vessco Midco Holdings, LLC	(5) (6) (7)	L +	4.50%	9.68%	11/02/2026	2,694	2,678	2,674	0.19
Vessco Midco Holdings, LLC	(5) (7)	L +	4.50%	9.68%	11/02/2026	1,755	1,745	1,742	0.12
Vessco Midco Holdings, LLC	(5) (7) (13)	L +	4.50%	9.68%	10/18/2026	129	127	126	0.01
							18,623	18,483	1.28
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	10.99%	05/25/2029	11,093	10,888	11,003	0.76
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	10.99%	05/25/2029	—	(14)	(13)	—
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	10.99%	05/25/2029	702	681	693	0.05
							11,555	11,683	0.81

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	S +	6.25%	11.48%	03/10/2027	18,522	$18,241	$18,513	1.29%
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	S +	6.25%	11.48%	03/10/2027	1,940	1,927	1,939	0.13
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	S +	6.25%	11.48%	03/10/2027	910	889	909	0.06
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.89%	12/31/2027	15,098	14,543	14,559	1.01
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	11.89%	12/31/2027	3,252	2,858	2,891	0.20
Bullhorn, Inc.	(5) (6) (7)	S +	5.75%	10.95%	09/30/2026	15,538	15,441	15,422	1.07
Bullhorn, Inc.	(5) (7)	S +	5.75%	10.95%	09/30/2026	51	51	50	—
Bullhorn, Inc.	(5) (7) (13)	S +	5.75%	10.95%	09/30/2026	—	(5)	(4)	—
Citrin Cooperman Advisors, LLC	(5) (8)	S +	5.75%	10.72%	10/01/2027	19,924	19,624	19,464	1.35
Citrin Cooperman Advisors, LLC	(5) (8)	S +	6.25%	11.22%	10/01/2027	3,698	3,595	3,612	0.25
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	5.75%	10.72%	10/01/2027	8,539	8,406	8,342	0.58
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	6.25%	11.22%	10/01/2027	—	(15)	(25)	—
KWOR Acquisition, Inc.	(5) (7)	S +	5.25%	10.45%	12/22/2028	5,347	5,257	5,171	0.36
KWOR Acquisition, Inc.	(5) (7) (13)	S +	5.25%	10.45%	12/22/2028	1,068	1,018	912	0.06
KWOR Acquisition, Inc.	(5) (7) (13)	P +	4.25%	12.50%	12/22/2027	67	66	63	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	10.38%	05/02/2029	5,472	5,424	5,462	0.38
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.38%	05/02/2029	—	(4)	(1)	—
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.38%	05/02/2028	75	71	74	0.01
							97,387	97,353	6.76
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	16,466	16,354	16,023	1.11
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	19,164	19,007	18,581	1.29
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	11.68%	07/02/2027	—	(12)	(50)	—
MRI Software, LLC	(5) (6) (7)	S +	5.50%	10.84%	02/10/2026	59,180	58,831	58,736	4.08
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.84%	02/10/2026	—	(10)	(17)	—
Pritchard Industries, LLC	(5) (8)	S +	5.50%	11.09%	10/13/2027	25,403	25,016	24,562	1.71
Pritchard Industries, LLC	(5) (8)	S +	5.50%	11.09%	10/13/2027	6,073	5,977	5,872	0.41
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	11.76%	07/01/2027	35,408	35,408	35,408	2.46
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	11.76%	07/01/2027	521	521	521	0.04
							161,092	159,636	11.09
Software
Alert Media, Inc.	(5) (6) (7)	S +	5.00%	10.73%	04/12/2027	19,000	18,736	18,483	1.28
Alert Media, Inc.	(5) (7) (13)	S +	5.00%	10.73%	04/10/2026	—	(45)	(86)	(0.01)
Anaplan, Inc.	(5) (8)	S +	6.50%	11.60%	06/21/2029	24,000	23,571	23,820	1.65

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(5) (7)	S +	5.50%	10.70%	03/09/2027	18,380	$18,280	$17,978	1.25%
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	10.70%	03/09/2027	—	(10)	(32)	—
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	10.70%	03/09/2027	—	(2)	(4)	—
Bottomline Technologies, Inc.	(5) (7)	S +	5.25%	10.33%	05/14/2029	3,176	3,120	3,118	0.22
Bottomline Technologies, Inc.	(5) (7) (13)	S +	5.25%	10.33%	05/15/2028	—	(4)	(5)	—
CLEO Communications Holding, LLC	(5) (6) (7)	S +	6.50%	11.75%	06/09/2027	39,998	39,713	38,950	2.70
CLEO Communications Holding, LLC	(5) (7) (13)	S +	6.50%	11.75%	06/09/2027	—	(82)	(327)	(0.02)
Coupa Holdings, LLC	(5) (8)	S +	7.50%	12.60%	02/27/2030	2,264	2,209	2,197	0.15
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.60%	02/27/2030	—	(13)	(32)	—
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.60%	02/27/2029	—	(20)	(24)	—
Cyara AcquisitionCo, LLC	(5) (7)	S +	6.75%	12.07%	06/28/2029	4,599	4,473	4,473	0.31
Cyara AcquisitionCo, LLC	(5) (7) (13)	S +	6.75%	12.07%	06/28/2029	—	(9)	(9)	—
Diligent Corporation	(5) (6) (7)	S +	5.75%	10.95%	08/04/2025	27,370	27,228	27,072	1.88
Diligent Corporation	(5) (6) (7)	S +	6.25%	10.95%	08/04/2025	2,190	2,179	2,166	0.15
Diligent Corporation	(5) (7) (13)	S +	6.25%	10.95%	08/04/2025	2,160	2,138	2,111	0.15
GS AcquisitionCo, Inc.	(5) (6) (7)	S +	5.75%	11.14%	05/22/2026	75,536	75,107	74,969	5.21
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.75%	11.14%	05/22/2026	807	790	788	0.05
Gurobi Optimization, LLC	(5) (6) (7)	L +	5.00%	10.39%	12/19/2023	13,025	13,003	13,025	0.90
Gurobi Optimization, LLC	(5) (7) (13)	L +	5.00%	10.39%	12/19/2023	—	(2)	—	—
Kaseya, Inc.	(5) (8)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	14,099	13,910	13,770	0.96
Kaseya, Inc.	(5) (8) (13)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	52	47	32	—
Kaseya, Inc.	(5) (8) (13)	S +	8.25% (incl. 2.50% PIK)	11.35%	06/25/2029	214	203	194	0.01
LegitScript, LLC	(5) (8)	S +	5.25%	10.35%	06/24/2029	27,968	27,472	27,492	1.91
LegitScript, LLC	(5) (8) (13)	S +	5.25%	10.35%	06/24/2029	738	668	608	0.04
LegitScript, LLC	(5) (8) (13)	S +	5.25%	10.35%	06/24/2028	583	514	513	0.04
Montana Buyer, Inc.	(5) (8)	S +	5.75%	10.83%	07/22/2029	4,110	4,036	3,999	0.28
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	10.83%	07/22/2028	—	(8)	(13)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	10.30%	06/11/2029	5,412	5,367	5,236	0.36
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.30%	06/11/2029	52	44	(2)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.30%	06/11/2029	108	104	94	0.01
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.37%	04/28/2028	2,792	2,768	2,697	0.19
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.37%	04/28/2028	748	733	685	0.05
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.37%	04/28/2028	—	(3)	(13)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	S +	6.50%	11.66%	01/30/2026	6,395	6,323	6,385	0.44

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	S +	6.50%	11.66%	01/30/2026	—	$(12)	$(2)	—%
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	10.45%	07/20/2029	6,249	5,855	5,694	0.40
Pound Bidco, Inc.	(5) (7) (10)	S +	6.50%	11.66%	01/30/2026	2,617	2,582	2,582	0.18
Pound Bidco, Inc.	(5) (7) (10) (13)	S +	6.50%	11.66%	01/30/2026	—	—	—	—
Revalize, Inc.	(5) (7)	S +	5.75%	10.95%	04/15/2027	19,554	19,460	18,850	1.31
Revalize, Inc.	(5) (7) (13)	S +	5.75%	10.95%	04/15/2027	—	(1)	(2)	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.89%	12/07/2028	521	513	511	0.04
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.89%	12/07/2028	—	(5)	(11)	—
Securonix, Inc.	(5) (8)	S +	6.50%	11.42%	04/05/2028	21,010	20,702	20,199	1.40
Securonix, Inc.	(5) (8) (13)	S +	6.50%	11.42%	04/05/2028	—	(53)	(146)	(0.01)
Skykick, Inc.	(5) (7)	S +	7.25%	12.53%	09/01/2027	6,300	6,181	5,870	0.41
Skykick, Inc.	(5) (7)	S +	7.25%	12.53%	09/01/2027	2,415	2,366	2,250	0.16
Trunk Acquisition, Inc.	(5) (7)	S +	5.50%	11.14%	02/19/2027	9,006	8,938	8,775	0.61
Trunk Acquisition, Inc.	(5) (7) (13)	S +	5.50%	11.14%	02/19/2026	—	(5)	(22)	—
User Zoom Technologies, Inc.	(5) (8)	S +	7.00%	11.92%	04/05/2029	38,689	38,008	37,532	2.61
							397,067	392,388	27.25
Total First Lien Debt							$2,845,602	$2,798,179	194.32%

Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	14.39%	12/30/2027	4,500	$4,383	$4,377	0.30%
Automobile Components
PAI Holdco, Inc.	(5) (7)	L +	7.50% (incl. 2.00% PIK)	12.77%	10/28/2028	26,293	25,742	24,463	1.70
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(5) (9)	S +	7.00%	12.50%	03/02/2029	25,500	25,442	21,675	1.51
Energy Equipment & Services
QBS Parent, Inc.	(5)	S +	8.50%	13.69%	09/21/2026	15,000	14,830	14,145	0.98
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.20%	12/10/2027	3,960	3,897	3,811	0.26
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.20%	12/10/2027	1,540	1,515	1,482	0.10
							5,412	5,293	0.37
Industrial Conglomerates
Aptean, Inc.	(8)	S +	7.00%	12.20%	04/23/2027	5,950	5,950	5,474	0.38
IT Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate (3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Help/Systems Holdings, Inc.	(8)	S +	6.75%	11.95%	11/19/2027	17,500	$17,500	$13,183	0.92%
Idera, Inc.	(5) (8)	S +	6.75%	12.01%	03/02/2029	3,887	3,864	3,831	0.27
Red Dawn SEI Buyer, Inc.	(5) (7)	S +	8.50%	13.84%	11/20/2026	19,000	18,689	18,643	1.29
							40,053	35,657	2.48

Software
Matrix Parent, Inc.	(5) (8)	S +	8.00%	13.28%	03/01/2030	10,667	10,500	7,419	0.52
Flexera Software, LLC	(5) (7)	S +	7.00%	12.22%	03/03/2029	13,500	13,290	13,238	0.92
							23,790	20,657	1.43
Total Second Lien Debt							$145,602	$131,741	9.15%

Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK		06/18/2026	1,500	$1,500	$610	0.04%
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)		10/31/2027	1,917	1,866	1,859	0.13
Total Unsecured Debt							$3,366	$2,469	0.17%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)		10.50%	04/05/2021	5,000	$6,002	$6,148	0.43%
FORTIS Solutions Group, LLC	(5) (12)		12.25%	06/24/2022	1,000,000	1,108	970	0.07
Integrity Marketing Acquisition, LLC	(5) (12)		10.50%	12/21/2021	3,250,000	3,748	3,738	0.26
Knockout Intermediate Holdings I, Inc.	(5) (12)		11.75%	06/25/2022	2,790	3,073	3,036	0.21
Revalize, Inc.	(5) (7) (12)	S +	10.00%	12/14/2021	2,255	2,569	2,570	0.18
RSK Holdings, Inc. (Riskonnect)	(5) (8) (12)	S +	10.50%	07/07/2022	1,012,200	1,053	1,144	0.08
Skykick, Inc.	(5) (12)			08/31/2021	134,101	1,275	1,275	0.09
Total Preferred Equity						$18,828	$18,881	1.31%

Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			03/09/2021	29,441	$2,944	$2,420	0.17%
Amerilife Holdings, LLC	(5) (12)			09/01/2022	908	25	31	—
BP Purchaser, LLC	(5) (12)			12/10/2021	1,233,333	1,233	1,270	0.09
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			03/01/2021	162,309	421	794	0.06
Encore Holdings, LLC	(5) (12)			11/23/2021	2,796	348	592	0.04
Frisbee Holdings, LP (Fetch)	(5) (12)			10/31/2022	21,744	277	277	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020	4,500	450	660	0.05
Help HP SCF Investor, LP (Help/Systems)	(10) (12)			05/12/2021	9,619,564	12,460	14,705	1.02
LUV Car Wash	(5) (12)			04/06/2022	123	123	90	0.01
mPulse Mobile, Inc.	(5) (12)			12/17/2021	165,761	1,220	1,092	0.08
PCX Holding Corp.	(5) (12)			04/22/2021	6,538	654	885	0.06
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/06/2020	13,847	1,385	965	0.07
Pritchard Industries, Inc.	(5) (12)			10/13/2021	1,700,000	1,700	1,921	0.13
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021	1,000,000	1,000	1,230	0.09
Recovery Point Systems, Inc.	(5) (12)			03/05/2021	1,000,000	1,000	1,030	0.07
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)			06/29/2021	8,500	850	1,352	0.09
Surewerx Topco, LP	(5) (10) (12)			12/28/2022	512	512	550	0.04
Suveto Buyer, LLC	(5) (10) (12)			11/19/2021	17,000	1,700	2,593	0.18
Total Common Equity						28,302	32,457	2.25
Total Other Securities						$50,496	$53,807	3.74%
Total Portfolio Investments						$3,041,700	$2,983,727	207.20%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), LIBOR (“L” or “LIBOR”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2023. As of June 30, 2023, the reference rates for our LIBOR-based loans were the 3-month E at 3.58%, the 1-month L at 5.22% , the 3-month L at 5.55% , the 6-month L at 5.76%; the reference rates for our SOFR-based loans were the 1-month S at 5.14%, the 3-month S at 5.27% , the 6-month S at 5.39%; and the reference rate for our Prime rate-based loans were at 8.25% .

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 6.68% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of June 30, 2023.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2023, the aggregate fair value of these securities is $51,338 or 3.57% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2023:

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	0.50%	Revolver	12/23/2026	$2,800	$(11)
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	2,172	(50)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	1,458	(23)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,273	(21)
AWP Group Holdings, Inc.	0.50%	Revolver	12/22/2026	130	(8)
Abacus Data Holdings, Inc. (AbacusNext)	0.50%	Revolver	03/10/2027	490	—
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	706	(20)
Abracon Group Holdings, LLC	0.50%	Revolver	07/06/2028	401	(12)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	41	(1)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	3,043	(86)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	292	(11)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	364	(14)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	$625	$(16)
Appfire Technologies, LLC	0.50%	Delayed Draw Term Loan	06/13/2024	1,465	(32)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	167	(4)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(18)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/19/2023	2,281	(77)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	2,074	(70)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	2,541	(68)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(50)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	186	(4)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,130	(8)
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	267	(5)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	6,864	(245)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	593	(4)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(328)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/31/2024	1,608	(13)
Caerus US 1, Inc.	0.50%	Revolver	05/25/2029	468	(4)
Catalis Intermediate, Inc.	1.00%	Delayed Draw Term Loan	08/04/2023	4,185	(501)
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	424	(51)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	5,523	(50)
Citrin Cooperman Advisors, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,092	(25)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	08/27/2024	1,085	(32)
Coupa Holdings, LLC	0.50%	Revolver	02/27/2029	831	(24)
Cyara AcquisitionCo, LLC	0.50%	Revolver	06/28/2029	313	(9)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	431	(3)
Diligent Corporation	0.50%	Revolver	08/04/2025	2,340	(26)
Dwyer Instruments, Inc.	1.00%	Delayed Draw Term Loan	07/01/2024	2,028	(53)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	751	(20)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	1,268	(9)
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	(4)
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	53	(1)
Excelitas Technologies Corp.	0.50%	Delayed Draw Term Loan	08/12/2024	170	(5)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	62	(2)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(22)
FMG Suite Holdings, LLC	0.50%	Revolver	10/30/2026	2,336	(37)
FORTIS Solutions Group, LLC	0.50%	Delayed Draw Term Loan	06/24/2024	994	(14)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,339	(34)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	4,571	(311)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	1,613	(12)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	$4,280	$(170)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/29/2023	298	(11)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	09/30/2023	1,712	(48)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(74)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	30	—
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	1,750	(31)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	656	(11)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	193	(5)
Groundworks, LLC	0.50%	Revolver	03/14/2029	62	(1)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Home Services	0.75%	Delayed Draw Term Loan	08/10/2023	524	(7)
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(4)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	(14)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	262	(2)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	08/27/2025	53	(2)
Intelerad Medical Systems Incorporated	0.50%	Revolver	05/31/2028	19	—
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,755	(55)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,709	(122)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	55	(2)
Kaseya, Inc.	0.50%	Delayed Draw Term Loan	06/24/2024	803	(19)
Kaseya, Inc.	0.50%	Revolver	06/25/2029	642	(15)
Komline Sanderson Engineering Corp.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(291)
Komline Sanderson Engineering Corp.	0.50%	Revolver	03/17/2026	4,746	(162)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,688	(59)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	675	(24)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	274	(3)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	6,916	(118)
LegitScript, LLC	0.50%	Revolver	06/24/2028	3,583	(61)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,194	(65)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	2,150	(53)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(17)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	71	(16)
Majesco	0.50%	Revolver	09/21/2026	1,575	(41)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	953	(8)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/16/2024	87	(1)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mantech International CP	0.50%	Revolver	09/14/2028	$53	$—
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	466	(13)
Netwrix Corporation And Concept Searching, Inc.	0.50%	Delayed Draw Term Loan	06/10/2024	1,581	(51)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/11/2029	323	(10)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,113	(38)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	372	(13)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/23/2024	338	(6)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	31	(1)
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	138	(5)
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	1,065	(35)
PCX Holding Corp.	0.50%	Revolver	04/22/2027	1,296	(25)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	2,567	(69)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	05/31/2029	792	(16)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(98)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(24)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	(2)
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	794	(34)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/01/2026	238	(10)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	814	(1)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2028	374	(1)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	09/01/2023	1,901	(45)
Pound Bidco, Inc.	—%	Delayed Draw Term Loan	12/31/2024	297	—
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	2,248	(45)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	729	(15)
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	1,953	(36)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
Revalize, Inc.	0.50%	Revolver	04/15/2027	71	(2)
Riskonnect Parent, LLC	0.50%	Delayed Draw Term Loan	07/07/2024	558	(11)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	295	(10)
RoadOne IntermodaLogistics	0.50%	Revolver	12/30/2028	310	(10)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(146)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	3,215	(40)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(16)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(16)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(8)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spectrio, LLC	0.50%	Revolver	12/09/2026	$730	$(29)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2023	1,154	(46)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	881	(35)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	145	(4)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	500	(15)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	500	(15)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	1,638	(24)
Summit Acquisition, Inc.	0.50%	Revolver	05/01/2029	819	(24)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	2,420	(66)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	05/01/2025	380	(5)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/28/2024	1,128	(10)
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	880	(8)
Suveto	1.00%	Delayed Draw Term Loan	09/09/2023	4,446	(143)
Suveto	0.50%	Revolver	09/09/2027	963	(31)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	273	(10)
Sweep Purchaser, LLC	0.50%	Revolver	11/30/2026	366	(14)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,356	(335)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,248	(45)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	751	(34)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	05/22/2024	745	(11)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	293	(12)
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	01/22/2027	1,321	(45)
Triple Lift, Inc.	0.25%	Revolver	05/08/2028	2,467	(149)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(22)
Two Six Labs, LLC	0.50%	Delayed Draw Term Loan	08/20/2023	2,134	(39)
Two Six Labs, LLC	0.50%	Revolver	08/20/2027	2,134	(39)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	2,798	(68)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	3,000	(73)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	06/30/2025	8,453	(128)
UpStack, Inc.	0.50%	Revolver	08/20/2027	875	(22)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	506	(16)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	01/06/2024	718	(11)
VRC Companies, LLC	0.50%	Revolver	06/29/2027	1,653	(25)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	318	(2)
World Insurance Associates, LLC	0.50%	Revolver	04/01/2026	1,269	(78)
Zarya Intermediate, LLC	0.50%	Revolver	07/01/2027	3,128	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
iCIMS, Inc.	—%	Delayed Draw Term Loan	08/18/2025	$117	$(1)
iCIMS, Inc.	0.50%	Revolver	08/18/2028	38	—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	1,996	(48)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	255	(6)
Total First Lien Debt Unfunded Commitments				$245,557	$(6,500)
Total Unfunded Commitments				$245,557	$(6,500)

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
Other Securities
Unsecured Debt

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
The Company has conducted and from time to time may conduct private offerings of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of any private offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments each time the Company delivers a notice to the investors. In accordance with the terms of the subscription agreements (the “Subscription Agreements”) entered into by investors in the Company, the Company’s Board of Directors (the “Board of Directors”) approved a one-year extension of the Investment Period (as defined in the Subscription Agreements) such that the Investment Period will expire on December 23, 2023.
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“DLF LLC”) and DLF Equity Holdings LLC (“DLF Equity Holdings,” and collectively with CA SPV, DLF SPV and DLF LLC, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same - to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
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
Dividend income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Dividend income is presented net of withholding tax, if any.
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
Expenses
The Company is responsible for investment expenses, professional fees and other general and administrative expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser on behalf of the Company, is reimbursed by the Company.

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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate U.S. federal income taxes on any ordinary income or capital gains that it distributes, at least annually, to its stockholders as distributions.
In order to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90% of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.
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
For the three and six months ended June 30, 2023 and June 30, 2022, the Company did not accrue any U.S. federal excise tax.
New Accounting Standards
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.

(3)Related Party Transactions
Investment Advisory Agreement
On November 25, 2019, the Company entered into the Investment Advisory Agreement. The Investment Advisory Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Investment Advisory Agreement was most recently approved in August 2023.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately be borne by the stockholders.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Prior to a listing of the Common Stock on a national securities exchange, the Adviser has agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Investment Advisory Agreement. Any Base Management Fees so waived are not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears, and no management fee is charged on committed but undrawn Capital Commitments.
For the three and six months ended June 30, 2023, Base Management Fees were $1,862, and $3,688 net of waiver, respectively. For the three and six months ended June 30, 2022, Base Management Fees were $1,634, and $3,179 net of waiver, respectively. As of June 30, 2023 and December 31, 2022, $1,862 and $1,783 were payable to the Investment Adviser relating to Base Management Fees.
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
Pursuant to the Investment Advisory Agreement, the Company pays its Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
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
For the three and six months ended June 30, 2023, $10,138 and $19,519 respectively, of income based incentive fees were accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $5,879 and $11,345 respectively, of income based incentive fees were accrued to the Investment Adviser.

For the three and six months ended June 30, 2023, there were no capital gains incentive fees accrued to the Investment Adviser. For the three and six months ended June 30, 2022, there was a reversal of $1,694 and $2,441 of previously accrued capital gains incentive fees as there was net unrealized depreciation on investments during the period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2023, $10,138 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees payable. As of December 31, 2022, $8,118 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees, respectively.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2023.
For the three and six months ended June 30, 2023, the Company incurred $60 and $114, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $54 and $70, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022 were $224 and $110, respectively.
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
For the three and six months ended June 30, 2023, the Company did not incur any organization costs, offering costs or expense support. For the three and six months ended June 30, 2022, the Company did not incur any organization costs. For the three and six months ended June 30, 2022, the Investment Adviser recaptured $0 and $39 of previously waived amounts from the Company. As of June 30, 2023 and December 31, 2022, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Assets and Liabilities.
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
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Common Stock in the Company’s private offerings. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments are made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent receives any payments it remits the payment to the Placement Agent.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019. As of June 30, 2023 and December 31, 2022, MS Credit Partners Holdings held approximately 11.8% and 11.9% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6) and received fees of $213 at closing, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6) and received fees of $138 at closing.
These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Assets and Liabilities.
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,845,602	$2,798,179	93.8%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,602	131,741	4.4	136,620	128,350	4.5
Other Securities	50,496	53,807	1.8	49,406	51,127	1.7
Total	$3,041,700	$2,983,727	100.0%	$2,939,646	$2,873,588	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.8%	1.8%
Air Freight & Logistics	1.1	1.1
Automobile Components	3.7	3.8
Automobiles	5.1	5.1
Biotechnology	0.5	0.5
Chemicals	0.7	0.6
Commercial Services & Supplies	10.6	11.2
Construction & Engineering	1.5	1.3
Containers & Packaging	1.5	1.6
Distributors	2.9	4.2
Diversified Consumer Services	3.4	3.0
Electronic Equipment, Instruments & Components	1.6	1.0
Energy Equipment & Services	0.5	0.5
Financial Services	0.6	0.7
Food Products	2.7	2.5
Health Care Equipment & Supplies	0.4	0.3
Health Care Providers & Services	3.8	3.4
Health Care Technology	0.8	0.7
Industrial Conglomerates	1.3	0.2
Insurance Services	15.5	15.7
Interactive Media & Services	3.4	3.5
IT Services	9.2	9.6
Leisure Products	0.7	0.8
Machinery	2.7	3.0
Multi-Utilities	0.6	0.6
Oil, Gas & Consumable Fuels	—	0.0 (2)
Pharmaceuticals	0.4	0.4
Professional Services	3.3	3.2
Real Estate Management & Development	5.4	5.4
Software	14.3	14.3
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$10,164	$10,057	0.3%	$10,187	$9,870	0.3%
Canada	98,170	96,383	3.2	108,820	105,764	3.7
United Kingdom	11,555	11,683	0.4	11,157	11,157	0.4
United States	2,921,811	2,865,604	96.1	2,809,482	2,746,797	95.6
Total	$3,041,700	$2,983,727	100.0%	$2,939,646	$2,873,588	100.0%

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
3)the Board of Directors or Valuation Designee engages independent third-party valuation firms to provide positive assurance on a portion of the Company’s illiquid investments each quarter (such that each illiquid investment is reviewed by an independent valuation firm at least once on a rolling twelve-month basis) including review of management’s preliminary valuation and conclusion of fair value;
4)the Audit Committee reviews the assessments of the Valuation Designee and the independent third-party valuation firms and provides the Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and

5)the Board of Directors discusses the valuation recommendations of the Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Valuation Designee and, where applicable, the third-party valuation firms.
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
The following tables present the fair value hierarchy of investments:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,526	$2,772,653	$2,798,179
Second Lien Debt	—	18,657	113,084	131,741
Other Securities	—	—	39,102	39,102
Subtotal	$—	$44,183	$2,924,839	$2,969,022
Investment measured at net asset value(1)				$14,705
Total				$2,983,727

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,362	$2,668,749	$2,694,111
Second Lien Debt	—	5,459	122,891	128,350
Other Securities	—	—	36,395	36,395
Subtotal	$—	$30,821	$2,828,035	$2,858,856
Investment measured at net asset value(1)				$14,732
Total				$2,873,588
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,713,691	$115,410	$37,053	$2,866,154
Purchases of investments	82,682	86	17	82,785
Proceeds from principal repayments and sales of investments	(37,683)	—	—	(37,683)
Accretion of discount/amortization of premium	2,516	69	2	2,587
Payment-in-kind	425	126	506	1,057
Net change in unrealized appreciation (depreciation)	11,022	(2,607)	1,524	9,939
Net realized gains (losses)	—	—	—	—
Transfers into/(out) of Level 3	—	—	—	—
Fair value, end of period	$2,772,653	$113,084	$39,102	$2,924,839

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$11,184	$(2,607)	$1,524	$10,101
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	212,587	8,586	91	221,264
Proceeds from principal repayments and sales of investments	(126,765)	—	—	(126,765)
Accretion of discount/amortization of premium	4,949	136	4	5,089
Payment-in-kind	806	260	994	2,060
Net change in unrealized appreciation (depreciation)	12,205	(2,600)	1,618	11,223
Net realized gains (losses)	122	—	—	122
Transfers into/(out) of Level 3	—	(16,189)	—	(16,189)
Fair value, end of period	$2,772,653	$113,084	$39,102	$2,924,839

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2023	$11,813	$(2,600)	$1,618	$10,831

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2022:

	First Lien Debt		Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,352,558		$113,929	$28,476	$2,494,963
Purchases of investments	384,074	—	4,753	3,792	392,619
Proceeds from principal repayments and sales of investments	(216,608)		—	—	(216,608)
Accretion of discount/amortization of premium	3,236		83	—	3,319
Payment-in-kind	295		125	381	801
Net change in unrealized appreciation (depreciation)	(31,071)		(2,383)	249	(33,205)
Net realized gains (losses)	484		(19)	—	465
Transfers into/(out) of Level 3	—		—	—	—
Fair value, end of period	$2,492,968		$116,488	$32,898	$2,642,354

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2022	$(29,896)		$(2,383)	$249	$(32,030)
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

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,447,275	Yield Analysis	Discount Rate	9.03%	18.95%	11.52%
	325,378	Transaction Price	Recent Transaction	98.30%	99.40%	99.13%
Investments in second lien debt	$91,409	Yield Analysis	Discount Rate	11.38%	22.20%	14.56%
	21,675	Transaction Price	Recent Transaction	85.00%	85.00%	85.00%
Investments in other securities:
Unsecured debt	$1,859	Income Approach	Discount Rate	14.50%	14.50%	14.50%
	610	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	17,606	Income Approach	Discount Rate	12.20%	15.40%	13.43%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,660	Market Approach	EBITDA Multiple	8.10x	18.70x	13.47x
	1,092	Market Approach	Revenue Multiple	8.80x	8.80x	8.80x
Total investments in other securities	$39,102
Total Investments	$2,924,839

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,624,749	Yield Analysis	Discount Rate	9.20%	20.44%	11.27%
	44,000	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	$122,891	Yield Analysis	Discount Rate	12.14%	17.20%	14.24%
Investments in other securities
Unsecured debt	$1,826	Income Approach	Discount Rate	16.60%	16.60%	16.60%
	372	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	16,076	Income Approach	Discount Rate	12.20%	15.69%	13.62%
	963	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	15,877	Market Approach	EBITDA Multiple	8.10x	18.70x	13.25x
	1,281	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	$36,395
Total Investments	$2,828,035
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6) and 2025 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on vendor pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of June 30, 2023, the fair value of the Company’s 2027 Notes was $402,348. The fair value of the Company’s credit facilities and 2025 Notes are estimated using Level 3 inputs by discounting remaining payments using the appropriate discount rates, if available. The carrying value and fair value of the Company’s debt were as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	$370,000	$370,000	$400,000	$400,000
Truist Credit Facility	492,259	492,259	432,254	432,254
2027 Notes(1)	420,161	402,348	419,498	394,995
2025 Notes(1)	272,324	275,000	271,723	275,000
Total	$1,554,744	$1,539,607	$1,523,475	$1,502,249
(1)As of June 30, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,065 and $2,676, and unamortized original issuance discount of $775 and $0, respectively. As of December 31, 2022, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) Debt
CIBC Subscription Facility

On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The facility matured on December 31, 2022. The CIBC Subscription Facility allowed the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bore interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility was secured by the unfunded commitments of certain stockholders of the Company. For the three and six months ended June 30, 2022, the Company did not make any borrowings and repaid $35,000 under the CIBC Subscription Facility.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$—	$1,779	$—	$3,179
Facility unused commitment fees	—	2	—	13
Amortization of deferred financing costs	—	288	—	798
Total	$—	$2,069	$—	$3,990
Weighted average interest rate (excluding unused fees and financing costs)	—%	2.40%	—%	2.10%
Weighted average outstanding balance	$—	$292,658	$—	$301,455
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020 and March 2, 2021) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2023, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period ranges between 1.95% and 2.75% and, after the reinvestment period, between 2.45% and 3.25%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of October 13, 2025.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$7,053	$3,318	$13,958	$6,148
Facility unused commitment fees	146	66	246	81
Amortization of deferred financing costs	283	286	543	566
Total	$7,482	$3,670	$14,747	$6,795
Weighted average interest rate (excluding unused fees and financing costs)	7.38%	3.14%	7.14%	2.82%
Weighted average outstanding balance	$377,912	$417,324	$388,895	$433,323
For the three months ended June 30, 2023 and June 30, 2022, the Company borrowed $0 and $13,000, and repaid $30,000 and $43,000 under the BNP Funding Facility, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company borrowed $0 and $13,000, and repaid $30,000 and $71,000 under the BNP Funding Facility, respectively. As of June 30, 2023 and December 31, 2022, the Company had $370,000 and $400,000 outstanding under the BNP Funding Facility, respectively. As of June 30, 2023 and December 31, 2022, the Company had $230,000 and $200,000, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (the “Truist Credit Facility, which was subsequently amended on December 3, 2021, May 20, 2022 and January 31, 2023). The maximum principal amount of the Truist Credit Facility is $1,120,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of June 30, 2023, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. As of June 30, 2023, the availability period of the Truist Credit Facility will terminate on January 29, 2027. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
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
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$8,651	$1,948	$16,474	$3,467
Facility unused commitment fees	651	666	1,190	1,305
Amortization of deferred financing costs	516	318	955	638
Total	$9,818	$2,932	$18,619	$5,410
Weighted average interest rate (excluding unused fees and financing costs)	6.95%	2.72%	6.71%	2.37%
Weighted average outstanding balance	$492,235	$283,423	$488,543	$290,254
For the three months ended June 30, 2023 and June 30, 2022, the Company borrowed $0 and $321,500, and repaid $0 and $136,000 under the Truist Credit Facility. For the six months ended June 30, 2023 and June 30, 2022, the Company borrowed $60,000 and $452,000, and repaid $0 and $551,000 under the Truist Credit Facility.
As of June 30, 2023 and December 31, 2022, the Company had $492,259 and $432,254 outstanding under the Truist Credit Facility, respectively. As of June 30, 2023 and December 31, 2022, the Company had $626,491 and $538,521, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).

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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$4,781	$4,781	$9,563	$7,438
Accretion of original issuance discount	53	54	106	82
Amortization of debt issuance costs	280	276	557	425
Total	$5,114	$5,111	$10,226	$7,945
Stated interest rate	4.50%	4.50%	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Borrowing interest expense	$5,191	$—	$10,381	$—
Amortization of debt issuance costs	302	—	601	—
Total	$5,493	$—	$10,982	$—
Stated interest rate	7.55%	—%	7.55%	—%

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	370,000	230,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	492,259	626,491	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,562,259	$856,491	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
(2)As of June 30, 2023 and December 31, 2022, a letter of credit of $1,250 and $4,225, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had borrowings denominated in Euros (EUR) of 238.
(4)As of June 30, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,065 and $2,676, and unamortized original issuance discount of $775 and $0, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 was 6.47% and 3.30%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 was $1,570,147 and $1,418,405, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 was 6.35% and 2.77%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the six month ended June 30, 2023 and June 30, 2022 was $1,577,438 and $1,450,032, respectively.
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
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
As of June 30, 2023 and December 31, 2022, the Company had $245,557 and $314,251 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $1,629,389 and $1,629,389, respectively, in total capital commitments from stockholders, of which $220,271 and $220,271, respectively, were unfunded.
(8) Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(54,779)	$15,782
Net investment income/(loss) after taxes	92,017	128,010
Accumulated net realized gain (loss)	122	537
Net unrealized appreciation (depreciation)	8,080	(80,005)
Dividends declared	(76,112)	(119,437)
Tax reclassification of stockholders’ equity	—	334
Net distributable earnings (accumulated losses), end of period	$(30,672)	$(54,779)

For the three months ended June 30, 2023 the Company did not issue any capital calls pursuant to the Subscription Agreements.
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
Total	3,548,132	$74,866
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	40,735	(1)
Total Distributions			$1.07	$76,112
(1) Includes a supplemental distribution of $0.07.
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
Total Distributions			$0.95	$56,056
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
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the six months ended June 30, 2023 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
Total	927,956	$18,589
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the six months ended June 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
Total	691,103	$14,504
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator—net increase/(decrease) in net assets resulting from operations	$56,442	$(3,263)	$100,219	$18,983
Denominator—weighted average shares outstanding	71,337,323	59,227,774	71,101,563	58,170,368
Basic and diluted earnings (loss) per share	$0.79	$(0.06)	$1.41	$0.33

(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Per Share Data:(1)
Net asset value, beginning of period	$19.81	$20.91
Net investment income (loss)	1.29	0.96
Net unrealized and realized gain (loss)(2)	0.12	(0.61)
Net increase (decrease) in net assets resulting from operations	1.41	0.35
Dividends declared	(1.07)	(0.95)
Issuance of common stock	—	0.01
Total increase (decrease) in net assets	0.34	(0.59)
Net asset value, end of period	$20.15	$20.32
Shares outstanding, end of period	71,464,634	61,077,262
Total return based on net asset value(3)	7.17%	1.69%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$1,440,001	$1,240,884
Weighted average shares outstanding	71,101,563	58,170,368
Ratio of net expenses to average net assets(4)	9.91%	5.58%
Ratio of expenses before waivers to average net assets(4)	11.47%	7.14%
Ratio of net investment income to average net assets(4)	14.29%	9.95%
Ratio of total contributed capital to total committed capital, end of period	86.48%	75.95%
Asset coverage ratio	192.17%	183.62%
Portfolio turnover rate	4.33%	9.71%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2023 and June 30, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(11) Subsequent Events
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond the aggregate capital commitment to purchase shares of our common stock par value $0.001 per share (“Common Stock”) pursuant to a subscription agreement entered into by MS Credit Partners Holdings, Inc., a wholly owned subsidiary of Morgan Stanley. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
Recent Market Developments

The current inflationary environment and uncertainty as to the probability of, and length and depth of a global recession could affect our portfolio companies. Government spending, government policies, including recent increases in certain interest rates by the U.S. Federal Reserve and other global central banks, the failures of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors, including those described elsewhere in this Report and in other filings we have made with the SEC, could affect our portfolio companies, our financial condition and our results of operations. We will continue to monitor the evolving market environment. In these circumstances, developments outside our control could require us to adjust our plan of operations and could impact our financial condition, results of operations or cash flows in the future. Despite these factors, we believe we and our portfolio are well positioned to manage the current environment.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
As of June 30, 2023, we had investments in 159 portfolio companies across 29 industries. Based on fair value as of June 30, 2023, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. Approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR.
Approximately 98.5% of our debt investments were in loans and other debt issued by middle market companies backed by private equity sponsors, approximately 79.0% of which were loans and other debt in support of LBOs and acquisitions. In addition, our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:
Borrower Characteristics as of Closing Date of each Investment
•Weighted average last 12-month EBITDA of approximately $137.3 million;
•Weighted average net leverage through tranche of approximately 6.0x3;
•Weighted average of approximately 44.0% loan to value4;
Portfolio Characteristics as of June 30, 2023
•Weighted average yield on debt investments, at amortized cost, of 11.8%5;
•Approximately 77.0% of debt investments with one or more financial covenants;
•Approximately 6.4% of our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility;
•No realized losses as a result of loan defaults and/or credit deterioration since January 31, 2020 (commencement of investment operations) through June 30, 2023;
•One investment of $1.5 million, or approximately 0.1% of total investments at amortized cost on non-accrual; and
•The average position size of our investments was approximately $18.8 million, or 0.6% of total fair value and our top ten portfolio companies represented approximately 21.5% of total fair value.
As of December 31, 2022, we had investments in 150 portfolio companies across 30 industries. Based on fair value as of December 31, 2022, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. As of December 31, 2022, approximately 99.4% of our debt portfolio at fair value had an interest rate floor denoted in LIBOR or SOFR. Our weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
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
5 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2023.

Our portfolio is presented below:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,845,602	$2,798,179	93.8%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,602	131,741	4.4	136,620	128,350	4.5
Other Securities	50,496	53,807	1.8	49,406	51,127	1.7
Total	$3,041,700	$2,983,727	100.0%	$2,939,646	$2,873,588	100.0%
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2023	June 30, 2022
New Investments Committed
Gross Principal Balance(1)	$63,371	$399,740
Less: Syndications	(1,108)	(69,477)
Net New Investments Committed	$62,263	$330,263
Investments, at Cost
Investments, beginning of period	$2,992,717	$2,524,939
New investments purchased	83,600	392,619
Net accretion of discount on investments	2,616	3,324
Payment-in-kind	1,057	801
Net realized gain (loss) on investments	—	465
Investments sold or repaid	(38,290)	(216,629)
Investments, end of period	$3,041,700	$2,705,519
Amount of investments funded, at principal
First lien debt investments	$84,568	$391,615
Second lien debt investments	88	4,896
Other securities(2)	17	3,792
Total	$84,673	$400,303
Amount of investments sold/fully repaid, at principal
First lien debt investments	$11,696	$200,866
Total	$11,696	$200,866
Weighted average yield on debt and income producing investments, at cost(3)	11.8%	8.2%
Weighted average yield on debt and income producing investments, at fair value(3)	12.0%	8.3%
Number of portfolio companies	159	129
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other securities funded.
(3)Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable, on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	2,939,345	98.5	154	2,844,451	99.0	148
Risk rating 3	44,382	1.5	5	29,137	1.0	2
Risk rating 4	—	—	—	—	—	—
	$2,983,727	100.0%	159	$2,873,588	100.0%	150
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$88,894	$49,994	$172,533	$94,298
Less: Net expenses	41,099	20,585	80,516	38,374
Net investment income	47,795	29,409	92,017	55,924
Net change in unrealized appreciation (depreciation)	8,647	(33,137)	8,080	(37,479)
Net realized gain (loss)	—	465	122	538
Net increase (decrease) in net assets resulting from operations	$56,442	$(3,263)	$100,219	$18,983
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income	$86,573	$48,463	$168,290	$91,178
Payment-in-kind interest income	622	277	1,063	549
Dividend income	504	232	1,000	541
Other income	1,195	1,022	2,180	2,030
Total investment income	$88,894	$49,994	$172,533	$94,298
Total investment income increased from $49,994 for the three months ended June 30, 2022 to $88,894 for the three months ended June 30, 2023 and from $94,298 to $172,533 for the six months ended June 30, 2023. The increase was primarily driven by our deployment of capital and rising LIBOR and SOFR (as applicable) rates of our floating-rate debt investments. The size of our investment portfolio at fair value increased from $2,681,979 as of June 30, 2022 to $2,983,727 as of June 30, 2023. Weighted average asset yield of debt investments at cost increased from 8.2% at June 30, 2022 to 11.8% at June 30, 2023. As of such dates, all of our first and second lien senior secured debt investments were income-producing. The amortized cost of an unsecured debt investment on non-accrual status as of June 30, 2023 and June 30, 2022 was $1,500 and $1,777, respectively.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of and for the periods then ended June 30, 2023 and June 30, 2022, all of our first and second lien secured debt investments were performing and current on their interest payments.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
Interest expense and other financing expenses	$27,907	$13,781	$54,574	$24,130
Management fees	7,446	6,536	14,750	12,718
Income based incentive fees	10,138	5,879	19,519	11,345
Capital gains incentive fees	—	(1,694)	—	(2,441)
Professional fees	847	776	2,088	1,400
Directors’ fees	88	88	168	175
Administrative service fees	60	54	114	70
General and other expenses	197	67	365	477
Total expenses	46,683	25,487	91,578	47,874
Expense support	—	—	—	39
Management fees waiver	(5,584)	(4,902)	(11,062)	(9,539)
Net expenses	$41,099	$20,585	$80,516	$38,374
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $27,907 and $13,781 for the three months ended June 30, 2023 and June 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $1,570,147 and $1,418,405, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended June 30, 2023 and June 30, 2022 were 6.47% and 3.30%, respectively.
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $54,574 and $24,130 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the six months ended June 30, 2023 and June 30, 2022, average borrowings outstanding were $1,570,147 and $1,450,032, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the six months ended June 30, 2023 and June 30, 2022 were 6.35% and 2.77%, respectively.
For more information on our borrowings, including the terms thereof, see Note 6. Debt in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $1,862 and $1,634 for the three months ended June 30, 2023 and June 30, 2022, and $3,688 and $3,179 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increases were primarily due to an increase in average gross assets. For more information on base management fees, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fee were $10,138 and $5,879 for the three months ended June 30, 2023 and June 30, 2022, and $19,519 and $11,345 for the six months ended June 30, 2023 and June 30, 2022, respectively. The increases were primarily due to an increase in pre-incentive fee net investment income. For the three and six months ended June 30, 2023, there was no capital gains incentive fees accrued to the Investment Adviser. For the three and six months ended June 30, 2022, $1,694 and $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the period. For more information on incentive fee, including terms thereof, see Note 3. Related Party Transactions in the Notes to Consolidated Financial Statements.
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
For the three and six months ended June 30, 2023, we incurred administrative service fee of $60 and $114, professional fees of $847 and $2,088, fees to Independent Directors of $88 and $168, other expenses of $197 and $365.
For the three and six months ended June 30, 2022, we incurred administrative service fee of $54 and $70, professional fees of $776 and $1,400, fees to Independent Directors of $88 and $175, other expenses of $67 and $477, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $0 and $39, respectively.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and six months ended June 30, 2023 and June 30, 2022, we did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$465	$122	$538
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	8,647	(33,137)	8,080	(37,479)
Net realized and unrealized gains (losses)	$8,647	$(32,672)	$8,202	$(36,941)
For the three and six months ended June 30, 2023, net realized gain (loss) on our investments was $0 and $122, respectively, driven by the sale of debt and equity investments in our portfolio. For the three and six months ended June 30, 2022, net realized gain on our investments was $465 and $538, respectively, driven by the sale of debt and equity investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $8,647 and $8,080, respectively, was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and six months ended June 30, 2022, net change in unrealized depreciation on our investments of $33,137 and $37,479, respectively, was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets. “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements."
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

As of June 30, 2023, we had approximately $52.9 million of cash, which taken together with our approximately $230.0 million and $626.5 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, and our approximately $220.3 million of uncalled investor capital commitments to purchase shares of Common Stock, or capital commitments, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $245.6 million.
Equity
As of June 30, 2023, we had received aggregate investor capital commitments to purchase shares of Common Stock of approximately $1,629.4 million pursuant to subscription agreements.
During the six months ended June 30, 2023, we did not issue any capital calls to purchase Common Stock pursuant to such subscription agreements.
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2022 were as follows:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
Total	3,548,132	$74,866
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the six months ended June 30, 2023 and June 30, 2022, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	10.3%	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	11.5%	40,735	(2)
Total Distributions			$1.07		$76,112

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	9.3%	28,601
Total Distributions			$0.95		$56,056
(1)Dividend yield (annualized) is calculated by dividing the declared dividend by the weighted average of the net asset value at the beginning of the quarter, the capital called and dividend reinvested during the quarter and annualizing over 4 quarterly periods.
(2)Includes a regular distribution to stockholders in the amount of $0.50 per share, representing an annualized distribution yield of approximately 10.1% and a supplemental distribution to the stockholders in the amount of $0.07 per share, representing an annualized distribution yield of approximately 1.4%.
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
The following tables summarize DRIP shares issued and amounts for the six months ended June 30, 2023 and June 30, 2022, respectively:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
Total	927,956	$18,589

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
Total	691,103	$14,504
Debt
Our outstanding debt obligations were as follows:

	June 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	370,000	230,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	492,259	626,491	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,562,259	$856,491	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured on December 31, 2022 and was fully paid off.
(2)As of June 30, 2023 and June 30, 2022, a letter of credit of $1,250 and $1,125, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had borrowings denominated in Euros (EUR) of 238. As of June 30, 2022, the Company did not have any borrowings denominated in Euros (EUR) or other permitted currencies.
(4)As of June 30, 2023, the carrying value of our 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,065 and $2,676, and unamortized original issuance discount of $775 and $0, respectively.
For additional information on our debt obligations, see “Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements – Note 6. Debt” in the accompanying unaudited consolidated financial statements.
RECENT DEVELOPMENTS
Subsequent to June 30, 2023 through August 9, 2023, we have closed approximately $71.6 million of new/add-on investments. Of these new commitments, approximately $71.5 million were first lien senior secured loans and $0.1 million were in other securities. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with the consolidated financial statements in Part I, Item 1 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our Form 10-K, and “Risk Factors” in Part I, Item 1A of our Form 10-K.
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
As of June 30, 2023, approximately 100% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$91,059	$(25,868)	$65,191
Up 200 basis points	$60,706	$(17,245)	$43,461
Up 100 basis points	$30,353	$(8,623)	$21,730
Down 100 basis points	$(30,353)	$8,623	$(21,730)
Down 200 basis points	$(60,706)	$17,245	$(43,461)
Down 300 basis points	$(91,059)	$25,868	$(65,191)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended June 30, 2023, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended June 30, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results

The discontinuation of LIBOR and replacement or reform of other interest rate benchmarks may adversely affect our business and results of operations.
Many financial instruments have historically used a floating rate based on LIBOR, which was the offered rate for short-term Eurodollar deposits between major international banks. LIBOR was and other benchmark interest rates may, in the future, be the subject of national and international regulatory scrutiny.
Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities linked to the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or references products using the applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;

•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions or in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition risk management processes to those based on one or more alternative reference rates in a timely manner, including by quantifying value and risk for various alternative reference rates, which may prove challenging given the limited history of an applicable alternative reference rate; and
•Cause us to incur additional costs in relation to any of the above factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
There were no issuances of our Common Stock during the quarter ended June 30, 2023 as part of our private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
3.1	Amended and Restated Bylaws(1)
10.1	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023(2)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on May 10, 2023 (File No. 814-01332).
(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: August 9, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: August 9, 2023	By:	/s/ Venugopal Rathi
Venugopal Rathi Chief Financial Officer (principal financial officer)