Form 10-Q
period 2023-09-30
Morgan Stanley Direct Lending Fund
filed 2023-11-02
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of November 2, 2023, there was no established public market for the registrant’s common stock.
As of November 2, 2023, the Registrant had 83,293,937 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND

SIGNATURES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated statement of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”), including the consolidated schedule of investments as of September 30, 2023, and the related consolidated statements of operations, changes in net assets for the three-month and nine-month periods ended September 30, 2023, and 2022, and cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
New York, NY
November 2, 2023

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,158,601 and $2,939,646 at September 30, 2023 and December 31, 2022, respectively)	$3,123,450	$2,873,588
Cash	88,085	81,215
Deferred financing costs	15,253	7,624
Interest and dividend receivable from non-controlled/non-affiliated investments	26,178	20,911
Subscription receivable	—	2,556
Receivable for investments sold/repaid	22	188
Prepaid expenses and other assets	23,887	40
Total assets	3,276,875	2,986,122

Liabilities
Debt (net of unamortized debt issuance costs of $6,152 and $7,899 at September 30, 2023 and December 31, 2022, respectively)	1,718,379	1,523,475
Payable to affiliates	702	2,086
Dividends payable	43,211	33,058
Management fees payable	1,938	1,783
Income based incentive fees payable	10,727	8,118
Capital call proceeds received in advance	7,332	—
Interest payable	8,933	17,019
Accrued expenses and other liabilities	4,181	3,278
Total liabilities	1,795,403	1,588,817

Commitments and Contingencies

Net Assets
Common stock, par value $0.001 (100,000,000 shares authorized and 72,018,635 and 70,536,678 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	72	71
Paid-in capital in excess of par value	1,481,875	1,452,013
Subscribed but unissued shares	213,218	—
Subscriptions receivable	(213,218)	—
Net distributable earnings (accumulated losses)	(475)	(54,779)
Total net assets	$1,481,472	$1,397,305
Total liabilities and net assets	$3,276,875	$2,986,122
Net asset value per share	$20.57	$19.81

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$90,977	$60,798	$259,267	$151,976
Payment-in-kind interest income	1,141	506	2,204	1,055
Dividend income	564	439	1,564	980
Other income	1,769	976	3,949	3,006
Total investment income	94,451	62,719	266,984	157,017

Expenses:
Interest expense and other financing expenses	29,686	18,601	84,260	42,731
Management fees	7,754	6,865	22,503	19,583
Income based incentive fees	10,727	7,173	30,246	18,517
Capital gains incentive fees	—	—	—	(2,441)
Professional fees	1,296	923	3,385	2,323
Directors’ fees	85	87	253	262
Administrative service fees	27	54	141	124
General and other expenses	118	351	483	828
Total expenses	49,693	34,054	141,271	81,927
Expense support	—	—	—	39
Management fees waiver	(5,816)	(5,149)	(16,878)	(14,687)
Net expenses	43,877	28,905	124,393	67,279
Net investment income (loss)	50,574	33,814	142,591	89,738

Net realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss) on non-controlled/non-affiliated investments	5	18	127	556
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	22,829	(24,390)	30,909	(61,869)
Net realized and unrealized gain (loss)	22,834	(24,372)	31,036	(61,313)
Net increase (decrease) in net assets resulting from operations	$73,408	$9,442	$173,627	$28,425

Per share information—basic and diluted
Net investment income (loss) per share	$0.70	$0.53	$2.00	$1.49
Earnings (loss) per share	$1.02	$0.15	$2.43	$0.47
Weighted average shares outstanding	71,874,113	64,102,092	71,361,910	60,169,337

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net assets at beginning of period	$1,440,001	$1,240,884	$1,397,305	$1,188,587
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	50,574	33,814	142,591	89,738
Net realized gain (loss)	5	18	127	556
Net change in unrealized appreciation (depreciation)	22,829	(24,390)	30,909	(61,869)
Net increase (decrease) in net assets resulting from operations	73,408	9,442	173,627	28,425

Capital transactions:
Issuance of common stock	—	79,821	—	154,687
Reinvestment of dividends	11,274	7,614	29,863	22,118
Dividends declared	(43,211)	(30,611)	(119,323)	(86,667)
Net increase (decrease) in net assets resulting from capital transactions	(31,937)	56,824	(89,460)	90,138
Total increase (decrease) in net assets	41,471	66,266	84,167	118,563
Net assets at end of period	$1,481,472	$1,307,150	$1,481,472	$1,307,150

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$173,627	$28,425
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(30,909)	61,869
Net realized (gain) loss on investments	(127)	(556)
Net accretion of discount and amortization of premium on investments	(7,283)	(8,904)
Payment-in-kind interest and dividend capitalized	(3,539)	(1,451)
Amortization of deferred financing costs	2,313	2,885
Amortization of debt issuance costs and original issuance discount on Unsecured Notes	1,906	898
Purchases of investments and change in payable for investments purchased	(378,239)	(750,690)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	170,399	295,824
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(5,267)	(7,031)
(Increase) decrease in prepaid expenses and other assets	(23,847)	223
(Decrease) increase in payable to affiliates	(1,384)	(1,975)
(Decrease) increase in management fees payable	155	410
(Decrease) increase in incentive fees payable	2,609	(1,486)
(Decrease) increase in interest payable	(8,086)	5,199
(Decrease) increase in accrued expenses and other liabilities	903	874
Net cash provided by (used in) operating activities	(106,769)	(375,486)
Cash flows from financing activities:
Borrowings on debt	338,000	1,291,175
Repayments on debt	(145,000)	(1,017,500)
Deferred financing costs paid	(9,942)	(2,448)
Debt issuance costs paid	—	(9,003)
Dividends paid in cash	(79,307)	(63,526)
Proceeds from issuance of common stock	2,556	162,537
Capital call proceeds received in advance	7,332	—
Net cash provided by (used in) financing activities	113,639	361,235
Net increase (decrease) in cash	6,870	(14,251)
Cash, beginning of period	81,215	74,153
Cash, end of period	$88,085	$59,902

Supplemental information and non-cash activities:
Excise tax paid	$361	$57
Interest expense paid	$88,128	$33,749
Dividend reinvestment paid	$29,863	$22,118
Accrued but unpaid dividends	$43,211	$30,714
Accrued but unpaid debt issuance costs	$—	$100
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	S +	5.00%	10.49%	12/22/2026	2,691	$2,645	$2,658	0.18%
Mantech International CP	(5) (8)	S +	5.75%	11.12%	9/14/2029	356	350	356	0.02
Mantech International CP	(5) (8) (13)	S +	5.75%	11.12%	9/14/2029	31	30	31	—
Mantech International CP	(5) (8) (13)	S +	5.75%	11.12%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(5) (6) (7)	S +	6.25%	11.79%	4/22/2027	18,093	17,975	17,930	1.21
PCX Holding Corp.	(5) (7)	S +	6.25%	11.79%	4/22/2027	18,218	17,968	18,053	1.22
PCX Holding Corp.	(5) (7) (13)	S +	6.25%	11.79%	4/22/2027	864	853	847	0.06
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.89%	8/20/2027	10,876	10,723	10,764	0.73
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.89%	8/20/2027	2,102	2,058	2,059	0.14
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.89%	8/20/2027	—	(28)	(22)	—
							52,573	52,676	3.56
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	11.29%	6/11/2027	14,299	14,071	14,147	0.95
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	10.42%	12/30/2026	12,445	12,353	12,445	0.84
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.42%	12/30/2026	1,265	1,248	1,265	0.09
Omni Intermediate Holdings, LLC	(5) (13)	P +	4.00%	9.42%	12/30/2025	266	259	266	0.02
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.72%	12/29/2028	1,660	1,614	1,629	0.11
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.72%	12/29/2028	130	122	122	0.01
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.72%	12/29/2028	20	12	14	—
							29,679	29,888	2.02
Automobile Components
Continental Battery Company	(5) (7)	S +	6.75%	12.04%	1/20/2027	6,141	6,053	5,467	0.37
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	11.88%	11/1/2028	6,684	6,506	6,638	0.45
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.88%	11/1/2028	—	(29)	(15)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.88%	11/1/2028	292	269	285	0.02
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	12.27%	8/5/2028	40,817	40,296	40,780	2.75
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	12.27%	8/5/2027	5,319	5,257	5,314	0.36
Spectrum Automotive Holdings Corp.	(5) (6) (8)	S +	5.75%	11.18%	6/29/2028	23,470	23,210	22,853	1.54
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.18%	6/29/2028	5,379	5,312	5,207	0.35
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.18%	6/29/2027	—	(8)	(23)	—
							86,866	86,506	5.84
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.67%	2/28/2025	20,564	20,392	20,365	1.37
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.67%	2/28/2025	3,603	3,572	3,568	0.24
ARI Network Services, Inc.	(5) (8) (13)	S +	5.25%	10.67%	2/28/2025	1,757	1,734	1,728	0.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Summit Buyer, LLC	(5) (7)	S +	5.75%	11.24%	1/14/2026	21,952	$21,701	$21,701	1.46%
Summit Buyer, LLC	(5) (7) (13)	S +	5.75%	11.24%	1/14/2026	32,063	31,684	31,684	2.14
Summit Buyer, LLC	(5) (13)	P +	4.75%	13.25%	1/14/2026	562	537	537	0.04
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.40%	12/2/2025	37,652	37,251	37,184	2.51
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.40%	12/2/2025	37,835	37,352	37,365	2.52
							154,223	154,132	10.40
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	S +	5.50%	10.94%	4/27/2027	14,844	14,746	14,740	0.99
GraphPad Software, LLC	(5) (13)	P +	5.00%	13.50%	4/27/2027	875	865	863	0.06
							15,611	15,603	1.05
Chemicals
Tank Holding Corp.	(5) (6) (8)	S +	5.75%	11.19%	3/31/2028	15,753	15,479	15,228	1.03
Tank Holding Corp.	(5) (8) (13)	S +	5.75%	11.19%	3/31/2028	—	(10)	(26)	—
Tank Holding Corp.	(8) (13)	S +	5.75%	11.19%	3/31/2028	627	615	600	0.04
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	11.43%	12/22/2027	4,866	4,789	4,771	0.32
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	11.43%	12/22/2025	223	214	210	0.01
							21,087	20,783	1.40
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7) (13)	S +	4.75%	10.15%	12/23/2026	—	(30)	—	—
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.15%	12/23/2026	17,149	16,952	17,149	1.16
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.15%	12/23/2026	5,502	5,452	5,502	0.37
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	12.58%	12/9/2029	2,009	1,953	1,988	0.13
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	12.58%	12/9/2028	—	(5)	(2)	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	11.39%	7/29/2029	11,676	10,979	11,355	0.77
Encore Holdings, LLC	(5) (8)	S +	4.50%	9.99%	11/23/2028	1,835	1,810	1,835	0.12
Encore Holdings, LLC	(5) (8) (13)	S +	4.50%	9.99%	11/23/2028	2,298	2,247	2,298	0.16
Encore Holdings, LLC	(5) (8) (13)	S +	4.50%	9.99%	11/23/2027	—	(6)	—	—
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.68%	4/7/2028	385	380	379	0.03
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.68%	4/7/2028	37	36	36	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.68%	4/7/2028	30	29	29	—
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.79%	12/15/2028	19,073	18,769	18,844	1.27
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.79%	12/15/2028	4,472	4,398	4,418	0.30
FLS Holding, Inc.	(5) (7) (10) (13)	S +	5.25%	10.79%	12/17/2027	—	(25)	(22)	—
Helios Service Partners, LLC	(5) (7)	S +	6.25%	11.88%	3/19/2027	6,859	6,693	6,693	0.45
Helios Service Partners, LLC	(5) (7) (13)	S +	6.25%	11.88%	3/19/2027	—	(155)	(155)	(0.01)
Helios Service Partners, LLC	(5) (7) (13)	S +	6.25%	11.88%	3/19/2027	464	433	433	0.03
PDFTron Systems, Inc.	(5) (6) (7) (10)	S +	5.50%	10.83%	7/15/2027	30,107	29,750	29,535	1.99

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	10.83%	7/15/2027	9,751	$9,612	$9,566	0.65%
PDFTron Systems, Inc.	(5) (7) (10) (13)	S +	5.50%	10.83%	7/15/2026	3,850	3,764	3,704	0.25
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.57%	12/20/2028	3,899	3,837	3,769	0.25
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.57%	12/20/2028	—	(6)	(26)	—
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.57%	12/20/2028	—	(3)	(8)	—
Sherlock Buyer Corp.	(5) (7)	S +	5.75%	11.24%	12/8/2028	10,977	10,803	10,940	0.74
Sherlock Buyer Corp.	(5) (7) (13)	S +	5.75%	11.24%	12/8/2028	—	(24)	(11)	—
Sherlock Buyer Corp.	(5) (7) (13)	S +	5.75%	11.24%	12/8/2027	—	(18)	(4)	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	12.14%	12/28/2029	5,461	5,309	5,461	0.37
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.14%	12/28/2029	—	(20)	—	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.14%	12/28/2028	614	586	614	0.04
Sweep Purchaser, LLC	(5) (7)	S +	5.75%	11.22%	11/30/2026	8,638	8,537	7,954	0.54
Sweep Purchaser, LLC	(5) (7) (13)	S +	5.75%	11.22%	11/30/2026	5,889	5,813	5,401	0.36
Sweep Purchaser, LLC	(5) (7) (13)	S +	5.75%	11.22%	11/30/2026	1,378	1,363	1,267	0.09
Tamarack Intermediate, LLC	(5) (8)	S +	5.75%	11.17%	3/13/2028	5,431	5,345	5,189	0.35
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.75%	11.17%	3/13/2028	149	135	108	0.01
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	S +	5.75%	11.17%	10/29/2027	16,844	16,596	16,572	1.12
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.17%	10/29/2027	19,701	19,383	19,384	1.31
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.17%	10/29/2026	1,050	1,013	1,002	0.07
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	6.50% (incl. 0.25% PIK)	12.34%	4/13/2026	14,958	14,813	14,311	0.97
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	6.50% (incl. 0.25% PIK)	12.34%	4/13/2026	2,111	2,091	2,019	0.14
US Infra Svcs Buyer, LLC	(5) (7)	S +	6.50% (incl. 0.25% PIK)	12.34%	4/13/2026	2,250	2,231	2,153	0.15
Valcourt Holdings II, LLC	(5) (6) (7)	S +	5.25%	10.79%	1/7/2027	34,805	34,383	34,597	2.34
Valcourt Holdings II, LLC	(5) (7)	S +	5.25%	10.79%	1/7/2027	3,067	3,031	3,048	0.21
VRC Companies, LLC	(5) (6) (7)	S +	5.75%	11.13%	6/29/2027	64,103	63,435	63,821	4.31
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	11.13%	6/29/2027	8,569	8,466	8,529	0.58
VRC Companies, LLC	(5) (7) (13)	S +	5.50%	10.83%	6/29/2027	—	(16)	(7)	—
							320,119	319,668	21.58
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	S +	5.25%	10.72%	10/19/2028	33,951	33,423	33,353	2.25
KPSKY Acquisition, Inc.	(5) (8) (13)	S +	5.25%	10.72%	10/19/2028	6,648	6,529	6,510	0.44
LJ Avalon Holdings, LLC	(5) (7)	S +	6.25%	11.77%	2/1/2030	4,142	4,026	4,052	0.27
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.77%	2/1/2030	444	418	408	0.03
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.77%	2/1/2029	—	(18)	(15)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7)	S +	5.75%	11.52%	8/31/2027	1,605	$1,568	$1,586	0.11%
Superman Holdings, LLC	(5) (7) (13)	S +	5.75%	11.52%	8/31/2027	—	(4)	(4)	—
							45,942	45,890	3.10

Containers & Packaging
BP Purchaser, LLC	(5) (8)	S +	5.50%	11.17%	12/11/2028	17,205	16,931	16,645	1.12
FORTIS Solutions Group, LLC	(5) (8)	S +	5.50%	11.04%	10/13/2028	26,776	26,358	26,744	1.81
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	11.04%	10/15/2028	76	74	76	0.01
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	11.04%	10/15/2028	64	58	63	—
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	11.04%	10/15/2027	—	(36)	(3)	—
							43,385	43,525	2.94
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S +	6.00%	11.43%	11/30/2026	17,767	17,479	17,439	1.18
48Forty Solutions, LLC	(5) (7) (13)	S +	6.00%	11.43%	11/30/2026	1,086	1,049	1,036	0.07
ABB Concise Optical Group, LLC	(5) (8)	S +	7.50%	13.05%	2/23/2028	17,008	16,671	15,358	1.04
Avalara, Inc.	(5) (8)	S +	7.25%	12.64%	10/19/2028	11,302	11,061	11,302	0.76
Avalara, Inc.	(5) (8) (13)	S +	7.25%	12.64%	10/19/2028	—	(23)	—	—
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.52%	11/1/2028	28,415	28,191	27,116	1.83
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.52%	11/1/2028	15,808	15,682	15,086	1.02
							90,110	87,337	5.90
Diversified Consumer Services
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.90%	7/31/2025	8,251	7,884	7,899	0.53
Apex Service Partners, LLC	(5) (7)	S +	5.50%	10.90%	7/31/2025	8,251	7,873	7,899	0.53
Assembly Intermediate, LLC	(5) (7)	S +	6.00%	11.49%	10/19/2027	20,741	20,436	20,216	1.36
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.49%	10/19/2027	2,904	2,846	2,772	0.19
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.49%	10/19/2027	—	(28)	(52)	—
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	12.07%	3/5/2027	420	413	411	0.03
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.81%	3/14/2030	1,057	1,027	1,046	0.07
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.81%	3/14/2030	56	53	54	—
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.81%	3/14/2029	—	(2)	(1)	—
Heartland Home Services	(5) (8)	S +	5.75%	11.07%	12/15/2026	1,950	1,940	1,942	0.13
Lightspeed Solution, LLC	(5) (8)	S +	6.50% (incl. 2.17% PIK)	11.82%	3/1/2028	7,803	7,684	7,642	0.52
Lightspeed Solution, LLC	(5) (8) (13)	S +	6.50% (incl. 2.17% PIK)	11.82%	3/1/2028	249	229	199	0.01
LUV Car Wash Group, LLC	(5) (7) (13)	S +	7.00%	12.40%	12/9/2026	716	709	712	0.05
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.01%	7/14/2028	3,263	3,207	2,935	0.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.01%	7/14/2028	700	$689	$630	0.04%
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	12.01%	7/14/2028	87	85	71	—
Mammoth Holdings, LLC	(5) (6) (7)	S +	6.50%	12.01%	10/16/2024	43,665	43,532	43,495	2.94
Mammoth Holdings, LLC	(5) (7) (13)	S +	6.50%	12.01%	10/16/2024	—	(3)	(4)	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	12.00%	7/25/2028	4,514	4,438	4,458	0.30
Spotless Brands, LLC	(5) (7)	S +	6.50%	12.00%	7/25/2028	855	840	845	0.06
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	12.00%	7/25/2028	—	(2)	(2)	—
							103,850	103,167	6.96
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S +	5.75%	11.21%	7/6/2028	5,787	5,693	5,012	0.34
Abracon Group Holdings, LLC	(5) (8) (13)	S +	5.75%	11.21%	7/6/2028	265	253	170	0.01
Abracon Group Holdings, LLC	(5) (8)	S +	5.75%	11.21%	7/6/2028	401	395	347	0.02
Dwyer Instruments, Inc.	(5) (8)	S +	5.75%	11.33%	7/21/2027	7,998	7,871	7,820	0.53
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.33%	7/21/2027	—	(15)	(45)	—
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.33%	7/21/2027	260	245	237	0.02
Infinite Bidco, LLC	(5) (9)	S +	6.25%	11.27%	3/2/2028	12,391	12,058	12,274	0.83
							26,500	25,815	1.74
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.35%	5/25/2029	3,481	3,437	3,377	0.23
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	11.35%	5/25/2028	—	(7)	(13)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	12.13%	7/30/2029	4,767	4,634	4,767	0.32
Cerity Partners, LLC	(5) (8) (13)	S +	6.75%	12.13%	7/30/2029	1,677	1,497	1,677	0.11
GC Waves Holdings, Inc.	(5) (8)	S +	6.00%	11.42%	8/11/2028	2,307	2,263	2,263	0.15
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	11.42%	8/11/2028	14	(148)	(148)	(0.01)
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	11.42%	8/11/2028	—	(6)	(6)	—
SitusAMC Holdings Corp.	(5) (8)	S +	5.50%	10.99%	12/22/2027	3,337	3,310	3,301	0.22
Smarsh, Inc.	(5) (8)	S +	6.50%	11.84%	2/16/2029	4,286	4,215	4,200	0.28
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.84%	2/16/2029	536	523	514	0.03
Smarsh, Inc.	(5) (8) (13)	S +	6.50%	11.84%	2/16/2029	—	(4)	(5)	—
Trintech, Inc.	(5) (6) (7)	S +	6.50%	11.82%	7/25/2029	34,086	33,419	33,419	2.26
Trintech, Inc.	(5) (7) (13)	S +	6.50%	11.82%	7/25/2029	837	780	780	0.05
							53,913	54,126	3.65
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	S +	7.00% (incl. 0.75% PIK)	13.27%	10/5/2026	41,791	40,979	40,755	2.75
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	S +	7.00% (incl. 0.75% PIK)	13.27%	10/5/2026	2,189	2,099	2,044	0.14

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	11.15%	12/23/2025	18,452	$18,280	$18,267	1.23%
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	S +	7.25% (incl.1.00% PIK)	12.84%	12/18/2025	10,837	10,732	9,740	0.66
							72,090	70,806	4.78
Health Care Equipment & Supplies
Performance Health & Wellness	(5) (6) (7)	S +	6.00%	11.57%	7/12/2027	9,398	9,268	9,248	0.62
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	12.16%	3/13/2029	3,893	3,784	3,842	0.26
							13,052	13,090	0.88
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.25%	10.57%	8/24/2029	455	448	446	0.03
Advarra Holdings, Inc.	(5) (9) (13)	S +	5.25%	10.57%	8/24/2029	—	—	(1)	—
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.50%	11.89%	4/3/2028	18,323	18,007	17,770	1.20
DCA Investment Holdings, LLC	(5) (8) (13)	S +	6.50%	11.89%	4/3/2028	2,734	2,694	2,651	0.18
DCA Investment Holdings, LLC	(5) (8) (13)	S +	6.50%	11.89%	4/3/2028	888	863	860	0.06
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.89%	4/3/2028	409	406	396	0.03
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	12.04%	9/22/2026	752	746	752	0.05
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	12.04%	9/22/2026	206	204	206	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	12.04%	9/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.17%	12/10/2026	1,852	1,839	1,824	0.12
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.17%	12/10/2026	4,192	4,166	4,130	0.28
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	10.17%	12/10/2026	—	(2)	(6)	—
iCIMS, Inc.	(5) (8)	S +	6.75%	12.14%	8/18/2028	7,059	6,955	7,059	0.48
iCIMS, Inc.	(5) (8) (13)	S +	6.75%	12.14%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(5) (8) (13)	S +	6.75%	12.14%	8/18/2028	8	7	8	—
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	12.01%	8/21/2026	496	485	468	0.03
Intelerad Medical Systems Incorporated	(5) (7) (10) (13)	S +	6.50%	12.01%	5/31/2028	24	23	22	—
mPulse Mobile, Inc.	(5) (8)	S +	5.25%	10.75%	12/17/2027	17,369	17,108	17,100	1.15
mPulse Mobile, Inc.	(5) (8) (13)	S +	5.25%	10.75%	12/17/2027	—	(14)	(31)	—
mPulse Mobile, Inc.	(5) (8) (13)	S +	5.25%	10.75%	12/17/2027	375	368	368	0.02
Pareto Health Intermediate Holdings, Inc.	(5) (13)	S +	6.50%	11.97%	6/3/2030	6,763	6,632	6,685	0.45
Pareto Health Intermediate Holdings, Inc.	(5) (13)	S +	6.50%	11.97%	6/1/2029	—	(15)	(9)	—
PPV Intermediate Holdings, LLC	(5) (8) (13)	S +	5.75%	11.15%	8/31/2029	—	(75)	(75)	(0.01)
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	11.15%	8/31/2029	4,357	4,193	4,292	0.29
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.43%	9/1/2027	9,004	8,876	8,862	0.60
Promptcare Infusion Buyer, Inc.	(5) (7) (13)	S +	6.00%	11.43%	9/1/2027	1,402	1,379	1,365	0.09
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.75%	11.24%	1/2/2029	4,309	4,257	4,239	0.29
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.24%	1/2/2029	820	808	800	0.05

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.24%	12/30/2026	88	$81	$77	0.01%
Suveto	(5) (8)	S +	4.25%	9.67%	9/9/2027	11,867	11,778	11,588	0.78
Suveto	(5) (8) (13)	S +	4.25%	9.67%	9/9/2027	172	157	141	0.01
Tivity Health, Inc.	(5) (8)	S +	6.00%	11.39%	6/28/2029	3,683	3,635	3,662	0.25
Vardiman Black Holdings, LLC	(5) (9) (11)	S +	7.00%	12.40%	3/18/2027	3,386	3,360	2,860	0.19
Vardiman Black Holdings, LLC	(5) (9) (11)	S +	7.00%	12.40%	3/18/2027	4,020	3,988	3,395	0.23
Vermont Aus Pty Ltd	(5) (8) (10)	S +	5.65%	11.04%	3/23/2028	8,373	8,203	8,182	0.55
							111,559	110,086	7.43
Health Care Technology
Hyland Software, Inc.	(5) (6) (8)	S +	6.00%	11.32%	9/19/2030	39,656	39,062	39,062	2.64
Hyland Software, Inc.	(5) (8) (13)	S +	6.00%	11.32%	9/19/2029	—	(28)	(28)	—
Lightspeed Buyer, Inc.	(5) (6) (7)	S +	5.25%	10.70%	2/3/2026	12,572	12,396	12,486	0.84
Lightspeed Buyer, Inc.	(5) (7)	S +	5.25%	10.70%	2/3/2026	9,936	9,784	9,869	0.67
							61,214	61,389	4.14
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	11.22%	8/13/2029	1,458	1,433	1,440	0.10
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	9.54%	8/13/2029	€240	244	251	0.02
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.22%	8/13/2029	—	(2)	(2)	—
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.22%	8/14/2028	78	75	76	0.01
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	12.14%	4/1/2029	32,314	31,450	32,165	2.17
Raptor Merger Sub Debt, LLC	(5) (8) (13)	S +	6.75%	12.14%	4/1/2028	488	428	477	0.03
							33,628	34,407	2.32
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	11.08%	8/31/2029	2,029	1,993	1,972	0.13
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	11.08%	8/31/2029	579	566	554	0.04
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	11.08%	8/31/2028	73	66	61	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.49%	10/29/2028	42,641	42,141	40,343	2.72
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.49%	10/29/2028	9,274	9,165	8,774	0.59
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.75%	11.87%	10/29/2027	—	(47)	(246)	(0.02)
Galway Borrower, LLC	(5) (8)	S +	5.25%	10.85%	9/29/2028	33,165	32,654	32,082	2.17
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.85%	9/29/2028	298	273	264	0.02
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.85%	9/30/2027	—	(27)	(68)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (7)	S +	5.50%	10.92%	11/25/2028	18,342	18,157	18,157	1.23
Higginbotham Insurance Agency, Inc.	(5) (7) (13)	S +	5.50%	10.92%	11/25/2028	—	(18)	(18)	—
High Street Buyer, Inc.	(5) (6) (8)	S +	6.00%	11.54%	4/14/2028	9,916	9,774	9,916	0.67
High Street Buyer, Inc.	(5) (6) (8)	S +	6.00%	11.54%	4/14/2028	39,821	39,232	39,821	2.69
High Street Buyer, Inc.	(5) (8) (13)	S +	6.00%	11.54%	4/16/2027	—	(25)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.05%	11.50%	8/27/2026	393	$385	$385	0.03%
Integrity Marketing Acquisition, LLC	(5) (6) (8) (13)	S +	6.00%	11.45%	8/27/2026	85,297	84,589	83,590	5.64
Integrity Marketing Acquisition, LLC	(5) (6) (8) (13)	S +	6.00%	11.45%	8/27/2026	99	96	94	0.01
Integrity Marketing Acquisition, LLC	(5) (8) (13)	S +	6.50%	11.95%	8/27/2026	—	(2)	(1)	—
Keystone Agency Investors	(5) (7)	S +	5.50%	11.04%	5/3/2027	3,489	3,448	3,425	0.23
Keystone Agency Investors	(5) (7)	S +	5.50%	11.04%	5/3/2027	4,017	3,971	3,944	0.27
Long Term Care Group, Inc.	(5) (8)	S +	7.00% (incl. 6.00% PIK)	12.58%	9/8/2027	5,013	4,936	4,163	0.28
Majesco	(5) (6) (7)	S +	7.38%	12.77%	9/21/2027	23,241	22,830	22,904	1.55
Majesco	(5) (7) (13)	S +	7.38%	12.77%	9/21/2026	—	(23)	(23)	—
Oakbridge Insurance Agency, LLC	(5) (7)	S +	5.75%	11.17%	12/31/2026	1,074	1,060	1,062	0.07
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	11.17%	12/31/2026	176	172	171	0.01
Oakbridge Insurance Agency, LLC	(5) (7) (13)	S +	5.75%	11.17%	12/31/2026	26	26	26	—
Patriot Growth Insurance Services, LLC	(5) (6) (8)	S +	5.75%	11.27%	10/16/2028	62,516	61,538	61,666	4.16
Patriot Growth Insurance Services, LLC	(5) (8) (13)	S +	5.75%	11.27%	10/16/2028	—	(65)	(61)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.43%	11/1/2028	20,256	20,072	19,896	1.34
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.43%	11/1/2028	7,164	7,080	7,022	0.47
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.43%	11/1/2027	—	(6)	(15)	—
RSC Acquisition, Inc.	(5) (6) (8)	S +	5.50%	11.04%	10/30/2026	32,483	32,137	32,137	2.17
RSC Acquisition, Inc.	(5) (8) (13)	S +	6.00%	11.54%	10/30/2026	—	(11)	(11)	—
Summit Acquisition Inc	(5) (6) (8)	S +	6.75%	12.14%	5/1/2030	7,371	7,158	7,232	0.49
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.14%	5/1/2030	—	(23)	(31)	—
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.14%	5/1/2029	—	(23)	(15)	—
World Insurance Associates, LLC	(5) (6) (7)	S +	6.75%	12.14%	4/3/2028	34,076	33,192	32,394	2.19
World Insurance Associates, LLC	(5) (6) (7)	S +	5.75%	11.15%	4/3/2028	30,934	30,285	29,386	1.98
World Insurance Associates, LLC	(5) (7) (13)	S +	5.75%	11.15%	4/3/2028	—	(13)	(64)	—
							466,713	460,888	31.11
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.71%	10/30/2026	23,587	23,255	23,288	1.57
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.71%	10/30/2026	4,580	4,529	4,530	0.31
FMG Suite Holdings, LLC	(5) (7) (13)	S +	5.50%	10.71%	10/30/2026	893	867	867	0.06
Spectrio, LLC	(5) (6) (7)	S +	6.00%	11.50%	12/9/2026	31,329	31,004	29,913	2.02
Spectrio, LLC	(5) (7)	S +	6.00%	11.50%	12/9/2026	12,638	12,595	12,067	0.81
Spectrio, LLC	(5) (7)	S +	6.00%	11.50%	12/9/2026	3,947	3,905	3,769	0.25
Triple Lift, Inc.	(5) (6) (8)	S +	5.75%	11.30%	5/5/2028	27,370	26,978	25,301	1.71
Triple Lift, Inc.	(5) (8) (13)	S +	5.75%	11.30%	5/5/2028	1,533	1,481	1,231	0.08
							104,614	100,966	6.82

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
IT Services
Atlas Purchaser, Inc.	(6) (8)	S +	5.25%	10.88%	5/8/2028	8,854	$8,727	$6,238	0.42%
Catalis Intermediate, Inc.	(5) (6) (8)	S +	5.50%	11.04%	8/4/2027	39,457	38,771	35,946	2.43
Catalis Intermediate, Inc.	(5) (8)	S +	5.50%	11.04%	8/4/2027	8,878	8,738	8,088	0.55
Catalis Intermediate, Inc.	(5) (8) (13)	S +	5.50%	11.04%	8/4/2027	1,460	1,392	1,082	0.07
Donuts, Inc.	(5) (6) (7)	S +	6.00%	11.57%	12/29/2027	24,918	24,669	24,819	1.68
Recovery Point Systems, Inc.	(5) (6) (7)	S +	6.00%	11.42%	8/12/2026	40,740	40,298	40,740	2.75
Recovery Point Systems, Inc.	(5) (7) (13)	S +	6.00%	11.42%	8/12/2026	—	(38)	—	—
Redwood Services Group, LLC	(5) (8)	S +	6.00%	11.75%	6/15/2029	10,857	10,668	10,669	0.72
Redwood Services Group, LLC	(5) (8) (13)	S +	6.00%	11.75%	6/15/2029	2,597	2,534	2,534	0.17
Syntax Systems Ltd	(5) (8) (10)	S +	5.75%	11.17%	10/29/2028	35,183	34,909	34,416	2.32
Syntax Systems Ltd	(5) (8) (10) (13)	S +	5.75%	11.17%	10/29/2028	—	(68)	(204)	(0.01)
Syntax Systems Ltd	(5) (8) (10) (13)	S +	5.75%	11.17%	10/29/2026	2,495	2,472	2,413	0.16
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	S +	6.50%	12.10%	1/22/2027	22,995	22,672	22,447	1.52
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	S +	6.00%	11.60%	1/22/2027	16,955	16,734	16,557	1.12
Thrive Buyer, Inc. (Thrive Networks)	(5) (13)	P +	5.00%	13.50%	1/22/2027	661	637	614	0.04
UpStack, Inc.	(5) (7)	S +	6.25%	11.65%	8/20/2027	8,271	8,128	8,064	0.54
UpStack, Inc.	(5) (7) (13)	S +	6.25%	11.65%	8/20/2027	6,034	5,811	5,801	0.39
UpStack, Inc.	(5) (7) (13)	S +	6.25%	11.65%	8/20/2027	—	(16)	(22)	—
							227,038	220,202	14.86
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.65%	11/16/2026	17,313	17,208	16,944	1.14
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	10.65%	11/16/2026	4,456	4,420	4,361	0.29
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	10.65%	11/16/2026	—	(32)	(91)	(0.01)
							21,596	21,214	1.43
Machinery
Answer Acquisition, LLC	(5) (7)	S +	5.75%	11.29%	12/30/2026	10,638	10,489	10,450	0.71
Answer Acquisition, LLC	(5) (7) (13)	S +	5.75%	11.29%	12/30/2026	433	422	418	0.03
Chase Intermediate, LLC	(5) (13)	S +	5.25%	11.00%	10/30/2028	—	(104)	(104)	(0.01)
Chase Intermediate, LLC	(5) (13)	S +	5.25%	11.00%	10/30/2028	177	166	166	0.01
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.65%	3/17/2026	17,260	17,156	16,827	1.14
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.65%	3/17/2026	18,613	18,453	17,932	1.21
Komline Sanderson Engineering Corp.	(5) (13)	P +	5.00%	13.50%	3/17/2026	949	926	830	0.06
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.00%	11.52%	7/21/2027	32,681	32,212	32,274	2.18
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.52%	7/21/2027	3,683	3,631	3,633	0.25
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	11.52%	7/21/2027	1,350	1,318	1,316	0.09
							84,669	83,742	5.65

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Multi-Utilities
AWP Group Holdings, Inc	(5) (6) (7)	S +	5.50%	10.99%	12/22/2029	6,168	$5,927	$5,928	0.40%
AWP Group Holdings, Inc	(5) (7) (13)	S +	5.50%	10.99%	12/22/2029	79	62	62	—
AWP Group Holdings, Inc	(5) (7) (13)	S +	5.50%	10.99%	12/22/2029	320	306	306	0.02
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.50%	10.06%	6/26/2026	8,616	8,519	8,520	0.58
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.50%	10.06%	6/26/2026	1,612	1,596	1,594	0.11
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.50%	10.06%	6/26/2025	919	905	901	0.06
Vessco Midco Holdings, LLC	(5) (6) (7)	S +	4.50%	9.95%	11/2/2026	2,694	2,679	2,694	0.18
Vessco Midco Holdings, LLC	(5) (7)	S +	4.50%	9.95%	11/2/2026	1,755	1,746	1,755	0.12
Vessco Midco Holdings, LLC	(5) (7) (13)	S +	4.50%	9.95%	11/2/2026	—	(2)	—	—
							21,738	21,760	1.47
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	11.14%	5/25/2029	11,066	10,867	11,066	0.75
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.14%	5/25/2029	715	694	715	0.05
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.14%	5/25/2029	307	287	307	0.02
							11,848	12,088	0.82
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	S +	6.25%	11.72%	3/10/2027	18,475	18,210	18,475	1.25
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	S +	6.25%	11.72%	3/10/2027	1,935	1,923	1,935	0.13
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	S +	6.25%	11.72%	3/10/2027	1,400	1,381	1,400	0.09
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	12.04%	12/31/2027	17,273	16,743	16,839	1.14
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	12.04%	12/31/2027	10,116	9,579	9,696	0.65
Bullhorn, Inc.	(5) (6) (7)	S +	5.75%	11.24%	9/30/2026	15,499	15,409	15,408	1.04
Bullhorn, Inc.	(5) (7)	S +	5.75%	11.24%	9/30/2026	51	50	50	—
Bullhorn, Inc.	(5) (7) (13)	S +	5.75%	11.24%	9/30/2026	—	(4)	(3)	—
Citrin Cooperman Advisors, LLC	(5) (8)	S +	6.25%	11.64%	10/1/2027	23,563	23,179	23,091	1.56
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	5.75%	10.79%	10/1/2027	8,517	8,377	8,325	0.56
KENG Acquisition, Inc	(5) (7)	S +	6.25%	11.64%	8/1/2029	3,221	3,142	3,142	0.21
KENG Acquisition, Inc	(5) (7) (13)	S +	6.25%	11.64%	8/1/2029	400	365	371	0.03
KENG Acquisition, Inc	(5) (7) (13)	S +	6.25%	11.64%	8/1/2029	98	76	76	0.01
KWOR Acquisition, Inc.	(5) (7)	S +	5.25%	10.67%	12/22/2028	5,347	5,260	5,248	0.35
KWOR Acquisition, Inc.	(5) (7) (13)	S +	5.25%	10.67%	12/22/2028	1,304	1,253	1,216	0.08
KWOR Acquisition, Inc.	(5) (13)	P +	4.25%	12.75%	12/22/2027	67	66	65	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	10.67%	5/2/2029	5,682	5,636	5,664	0.38
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.67%	5/2/2029	—	(4)	(2)	—
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.67%	5/2/2028	—	(3)	(1)	—
							110,638	110,995	7.49

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	12.03%	7/2/2027	16,570	$16,464	$16,321	1.10%
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl 2.50% PIK)	12.03%	7/2/2027	20,216	20,068	19,889	1.34
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	12.03%	7/2/2027	—	(12)	(28)	—
MRI Software, LLC	(5) (6) (7)	S +	5.50%	10.99%	2/10/2026	59,029	58,710	58,544	3.95
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.99%	2/10/2026	—	(9)	(18)	—
Pritchard Industries, LLC	(5) (8)	S +	5.50%	11.09%	10/13/2027	25,338	24,971	24,809	1.67
Pritchard Industries, LLC	(5) (8)	S +	5.50%	11.09%	10/13/2027	6,058	5,966	5,931	0.40
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	11.92%	7/1/2027	35,408	35,408	35,408	2.39
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	11.92%	7/1/2027	1,564	1,564	1,564	0.11
							163,130	162,420	10.96
Software
Alert Media, Inc.	(5) (6) (7)	S +	7.75% (incl. 6.75% PIK)	11.56%	4/12/2027	19,127	18,877	18,775	1.27
Alert Media, Inc.	(5) (7) (13)	S +	7.75% (incl. 6.75% PIK)	11.56%	4/10/2026	—	(41)	(62)	—
Anaplan, Inc.	(5) (8)	S +	6.50%	11.82%	6/21/2029	24,000	23,584	24,000	1.62
Appfire Technologies, LLC	(5) (7)	S +	5.50%	11.02%	3/9/2027	18,332	18,238	17,942	1.21
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	11.02%	3/9/2027	311	302	280	0.02
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	11.02%	3/9/2027	—	(2)	(3)	—
Bottomline Technologies, Inc.	(5) (7)	S +	5.25%	10.57%	5/14/2029	3,168	3,114	3,155	0.21
Bottomline Technologies, Inc.	(5) (7) (13)	S +	5.00%	10.32%	5/15/2028	—	(4)	(1)	—
CLEO Communications Holding, LLC	(5) (6) (7)	S +	6.50%	11.93%	6/9/2027	39,998	39,728	39,262	2.65
CLEO Communications Holding, LLC	(5) (7) (13)	S +	6.50%	11.93%	6/9/2027	—	(77)	(230)	(0.02)
Coupa Holdings, LLC	(5) (8)	S +	7.50%	12.82%	2/27/2030	2,264	2,211	2,231	0.15
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.82%	2/27/2030	—	(12)	(16)	—
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.82%	2/27/2029	—	(19)	(12)	—
Cyara AcquisitionCo, LLC	(5) (7)	S +	6.75% (incl. 2.75% PIK)	12.57%	6/28/2029	4,631	4,509	4,535	0.31
Cyara AcquisitionCo, LLC	(5) (7) (13)	S +	6.75% (incl. 2.75% PIK)	12.57%	6/28/2029	—	(8)	(6)	—
Diligent Corporation	(5) (6) (7)	S +	5.75%	11.43%	8/4/2025	27,300	27,173	27,185	1.83
Diligent Corporation	(5) (6) (7)	S +	5.75%	11.43%	8/4/2025	2,184	2,174	2,175	0.15
Diligent Corporation	(5) (7) (13)	S +	5.75%	11.43%	8/4/2025	1,845	1,826	1,826	0.12
E-Discovery AcquireCo, LLC	(5) (7)	S +	6.50%	11.90%	8/29/2029	17,795	17,355	17,355	1.17
E-Discovery AcquireCo, LLC	(5) (7) (13)	S +	6.50%	11.90%	8/29/2029	—	(40)	(40)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(5) (6) (7)	S +	5.75%	11.29%	5/22/2026	75,341	$74,944	$75,167	5.07%
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.75%	11.29%	5/22/2026	—	(15)	(6)	—
Gurobi Optimization, LLC	(5) (6) (7)	S +	4.75%	10.40%	12/19/2023	12,991	12,981	12,991	0.88
Gurobi Optimization, LLC	(5) (7) (13)	S +	4.75%	10.40%	12/19/2023	—	(1)	—	—
Kaseya, Inc.	(5) (8)	S +	6.25% (incl. 2.50% PIK)	11.62%	6/23/2029	14,129	13,947	14,009	0.95
Kaseya, Inc.	(5) (8) (13)	S +	6.25% (incl. 2.50% PIK)	11.62%	6/23/2029	52	47	45	—
Kaseya, Inc.	(5) (8) (13)	S +	6.25% (incl. 2.50% PIK)	11.62%	6/23/2029	215	205	208	0.01
LegitScript, LLC	(5) (8)	S +	5.75%	11.07%	6/24/2029	26,636	26,179	26,183	1.77
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.07%	6/24/2029	704	639	580	0.04
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.07%	6/24/2028	1,000	934	929	0.06
Montana Buyer, Inc.	(5) (8)	S +	5.75%	11.07%	7/22/2029	4,100	4,028	4,032	0.27
Montana Buyer, Inc.	(5) (8) (13)	S +	5.75%	11.07%	7/22/2028	—	(7)	(8)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	10.30%	6/9/2029	5,468	5,424	5,363	0.36
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.30%	6/9/2029	—	(8)	(30)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.30%	6/9/2029	108	104	99	0.01
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.97%	4/28/2028	2,792	2,769	2,723	0.18
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.97%	4/28/2028	830	816	784	0.05
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.97%	4/28/2028	—	(3)	(9)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	S +	6.50%	11.93%	1/30/2026	6,395	6,329	6,395	0.43
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	S +	6.50%	11.93%	1/30/2026	—	(11)	—	—
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	10.72%	7/20/2029	6,233	5,852	5,485	0.37
Pound Bidco, Inc.	(5) (7) (10)	S +	6.50%	11.93%	1/30/2026	2,617	2,585	2,617	0.18
Pound Bidco, Inc.	(5) (7) (10) (13)	S +	6.50%	11.93%	1/30/2026	—	—	—	—
Revalize, Inc.	(5) (7)	S +	5.75%	11.30%	4/15/2027	19,505	19,418	19,026	1.28
Revalize, Inc.	(5) (7) (13)	S +	5.75%	11.30%	4/15/2027	9	8	7	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	11.04%	12/7/2028	520	512	517	0.03
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	11.04%	12/7/2028	—	(5)	(3)	—
Securonix, Inc.	(5) (8)	S +	6.50%	11.27%	4/5/2028	21,010	20,715	20,390	1.38
Securonix, Inc.	(5) (8) (13)	S +	6.50%	11.27%	4/5/2028	—	(50)	(112)	(0.01)
Skykick, Inc.	(5) (7)	S +	7.25%	12.84%	9/1/2027	6,300	6,187	5,872	0.40
Skykick, Inc.	(5) (7)	S +	7.25%	12.84%	9/1/2027	2,415	2,369	2,251	0.15
Trunk Acquisition, Inc.	(5) (7)	S +	5.75%	11.29%	2/19/2027	8,983	8,919	8,786	0.59
Trunk Acquisition, Inc.	(5) (7) (13)	S +	5.75%	11.29%	2/19/2026	—	(5)	(19)	—
User Zoom Technologies, Inc.	(5) (8)	S +	7.00%	11.92%	4/5/2029	38,689	38,028	38,078	2.57

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
							$412,722	$410,701	27.72%
Total First Lien Debt							$2,960,107	$2,933,870	198.03
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.00%	14.40%	12/30/2027	4,500	$4,388	$4,500	0.30%
Automobile Components
PAI Holdco, Inc.	(5) (7)	S +	7.50% (incl. 2.00% PIK)	13.02%	10/28/2028	26,430	25,898	25,074	1.69
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	S +	7.00%	12.43%	3/2/2029	25,500	25,444	22,121	1.49
Energy Equipment & Services
QBS Parent, Inc.	(5)	S +	8.50%	13.92%	9/21/2026	15,000	14,841	14,343	0.97
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.42%	12/10/2027	3,960	3,900	3,869	0.26
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.42%	12/10/2027	1,540	1,515	1,505	0.10
							5,415	5,374	0.36
Industrial Conglomerates
Aptean, Inc.	(8)	S +	7.00%	12.42%	4/23/2027	5,950	5,950	5,533	0.37
IT Services
Help/Systems Holdings, Inc.	(8)	S +	6.75%	12.35%	11/19/2027	17,500	17,500	15,050	1.02
Idera, Inc.	(5) (8)	S +	6.75%	12.27%	3/2/2029	3,887	3,865	3,887	0.26
Red Dawn SEI Buyer, Inc.	(5) (7)	S +	8.50%	13.99%	11/20/2026	19,000	18,707	18,867	1.27
							40,072	37,804	2.55
Software
Flexera Software, LLC	(5) (7)	S +	7.00%	12.43%	3/3/2029	13,500	13,296	13,469	0.91
Matrix Parent, Inc.	(5) (8)	S +	8.00%	13.56%	3/1/2030	10,667	10,505	6,494	0.44
							23,801	19,963	1.35
Total Second Lien Debt							$145,809	$134,712	9.09%
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK		6/18/2026	1,500	$1,500	$125	0.01%
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)		10/31/2027	1,935	1,886	1,877	0.13
Total Unsecured Debt							$3,386	$2,002	0.14%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5)(12)		10.50%	4/5/2021	5,000	$6,329	$6,326	0.43%
FORTIS Solutions Group, LLC	(5)(12)		12.25%	6/24/2022	1,000,000	1,143	970	0.07
Integrity Marketing Acquisition, LLC	(5)(12)		10.50%	12/21/2021	3,250,000	3,851	3,835	0.26
Knockout Intermediate Holdings I, Inc.	(5)(12)		11.75%	6/25/2022	2,790	3,073	3,147	0.21
Revalize, Inc.	(5)(7)(12)	S +	10.00%	12/14/2021	2,255	2,569	2,729	0.18
RSK Holdings, Inc. (Riskonnect)	(5)(8)(12)	S +	10.50%	7/7/2022	1,012,200	1,137	1,174	0.08
Skykick, Inc.	(5)(12)			8/31/2021	134,101	1,275	1,275	0.09
Total Preferred Equity						$19,377	$19,456	1.31%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5)(12)			3/9/2021	29,441	$2,944	$2,733	0.18%
Amerilife Holdings, LLC	(5)(12)			9/1/2022	908	25	33	—
BP Purchaser, LLC	(5)(12)			12/10/2021	1,383,156	1,378	1,529	0.10
CSC Thrive Holdings, LP (Thrive Networks)	(5)(12)			3/1/2021	162,309	421	766	0.05
Encore Holdings, LLC	(5)(12)			11/23/2021	2,796	348	660	0.04
Frisbee Holdings, LP (Fetch)	(5)(12)			10/31/2022	21,744	277	277	0.02
GSM Equity Investors, LP (GSM Outdoors)	(5)(12)			11/16/2020	4,500	450	665	0.04
Help HP SCF Investor, LP (Help/Systems)	(10)(12)			5/12/2021	9,619,564	12,460	14,705	0.99
LUV Car Wash	(5)(12)			4/6/2022	123	123	88	0.01
mPulse Mobile, Inc.	(5)(12)			12/17/2021	165,761	1,220	1,147	0.08
PCX Holding Corp.	(5)(12)			4/22/2021	6,538	654	779	0.05
Pet Holdings, Inc. (Brightpet)	(5)(12)			10/6/2020	17,543	2,013	1,718	0.12
Pritchard Industries, Inc.	(5)(12)			10/13/2021	1,700,000	1,700	1,734	0.12
Procure Acquiom Financial, LLC (Procure Analytics)	(5)(12)			12/20/2021	1,000,000	1,000	1,240	0.08
Recovery Point Systems, Inc.	(5)(12)			3/5/2021	1,000,000	1,000	1,020	0.07
Reveal Data Solutions	(5)(12)			8/29/2023	477,846	621	621	0.04
Shelby Co-invest, LP. (Spectrum Automotive)	(5)(12)			6/29/2021	8,500	850	1,346	0.09
Surewerx Topco, LP	(5)(10)(12)			12/28/2022	512	512	553	0.04
Suveto Buyer, LLC	(5)(10)(12)			11/19/2021	19,257	1,926	1,796	0.12
Total Common Equity						29,922	33,410	2.26
Total Other Securities						$52,685	$54,868	3.70%
Total Portfolio Investments						$3,158,601	$3,123,450	210.83%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), LIBOR (“L” or “LIBOR”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2023. As of September 30, 2023, the reference rates for our LIBOR-based loans were the 3-month E at 5.66%, the 1-month L at 5.43% , the 3-month L at 5.66% , the 6-month L at 5.90%; the reference rates for our SOFR-based loans were the 1-month S at 5.32%, the 3-month S at 5.40%; and the P at 8.50% .

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 6.24% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of September 30, 2023.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2023, the aggregate fair value of these securities is $52,866 or 3.57% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023:

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Market, LLC	0.50%	Revolver	12/23/2026	$2,800	$—
48Forty Solutions, LLC	0.50%	Revolver	11/30/2026	1,629	(30)
AMCP Pet Holdings, Inc. (Brightpet)	0.50%	Revolver	10/05/2026	3,646	(90)
ARI Network Services, Inc.	0.50%	Revolver	02/28/2025	1,273	(12)
AWP Group Holdings, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	1,579	(16)
AWP Group Holdings, Inc	0.50%	Revolver	12/22/2029	470	(8)
Abracon Group Holdings, LLC	1.00%	Delayed Draw Term Loan	07/06/2024	441	(59)
Advarra Holdings, Inc.	1.00%	Delayed Draw Term Loan	08/26/2024	41	(1)
Alert Media, Inc.	0.50%	Revolver	04/10/2026	3,043	(62)
Amerilife Holdings, LLC	1.00%	Delayed Draw Term Loan	08/31/2024	292	(8)
Amerilife Holdings, LLC	0.50%	Revolver	08/31/2028	364	(10)
Answer Acquisition, LLC	0.50%	Revolver	12/30/2026	400	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	1.00%	Delayed Draw Term Loan	06/13/2024	$1,154	$(25)
Appfire Technologies, LLC	0.50%	Revolver	03/09/2027	167	(4)
Applitools, Inc.	0.50%	Revolver	05/25/2028	433	(13)
Assembly Intermediate, LLC	1.00%	Delayed Draw Term Loan	10/21/2024	2,281	(58)
Assembly Intermediate, LLC	0.50%	Revolver	10/19/2027	2,074	(52)
Associations, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	1,582	(24)
Associations, Inc.	0.50%	Revolver	07/02/2027	1,860	(28)
Atlas Us Finco, Inc.	0.50%	Revolver	12/09/2028	186	(2)
Avalara, Inc.	0.50%	Revolver	10/19/2028	1,130	—
Bottomline Technologies, Inc.	0.50%	Revolver	05/15/2028	267	(1)
Bridgepointe Technologies, LLC	0.50%	Delayed Draw Term Loan	12/19/2023	4,426	(128)
Bullhorn, Inc.	0.50%	Revolver	09/30/2026	593	(3)
CLEO Communications Holding, LLC	0.50%	Revolver	06/09/2027	12,502	(230)
Caerus US 1, Inc.	1.00%	Delayed Draw Term Loan	10/28/2024	893	—
Caerus US 1, Inc.	0.25%	Revolver	05/25/2029	863	—
Catalis Intermediate, Inc.	0.50%	Revolver	08/04/2027	2,778	(247)
Cerity Partners, LLC	1.00%	Delayed Draw Term Loan	12/29/2023	5,043	—
Chase Intermediate, LLC	1.00%	Delayed Draw Term Loan	08/31/2025	10,602	(104)
Chase Intermediate, LLC	0.38%	Revolver	10/30/2028	353	(7)
Citrin Cooperman Advisors, LLC	0.50%	Delayed Draw Term Loan	05/13/2024	1,092	(22)
Coupa Holdings, LLC	1.00%	Delayed Draw Term Loan	08/27/2024	1,085	(16)
Coupa Holdings, LLC	0.50%	Revolver	02/27/2029	831	(12)
Cyara AcquisitionCo, LLC	0.50%	Revolver	06/28/2029	313	(7)
DCA Investment Holdings, LLC	1.00%	Delayed Draw Term Loan	12/28/2023	11	—
Diligent Corporation	0.50%	Revolver	08/04/2025	2,655	(11)
Dwyer Instruments, Inc.	0.50%	Delayed Draw Term Loan	07/01/2024	2,028	(45)
Dwyer Instruments, Inc.	0.50%	Revolver	07/21/2027	754	(17)
E-Discovery AcquireCo, LLC	0.50%	Revolver	08/29/2029	1,618	(40)
Encore Holdings, LLC	0.75%	Delayed Draw Term Loan	11/23/2024	1,268	—
Encore Holdings, LLC	0.50%	Revolver	11/23/2027	539	—
Energy Labs Holdings Corp.	0.50%	Revolver	04/07/2028	33	—
Excelitas Technologies Corp.	1.00%	Delayed Draw Term Loan	08/12/2024	170	(2)
Excelitas Technologies Corp.	0.50%	Revolver	08/14/2028	53	(1)
FLS Holding, Inc.	0.50%	Revolver	12/17/2027	1,802	(22)
FMG Suite Holdings, LLC	0.38%	Revolver	10/30/2026	1,426	(16)
FORTIS Solutions Group, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	936	(1)
FORTIS Solutions Group, LLC	0.50%	Revolver	10/15/2027	2,699	(3)
Foundation Risk Partners Corp.	0.38%	Revolver	10/29/2027	4,571	(246)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	12/31/2024	$6,707	$(161)
GC Waves Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/11/2024	4	—
GC Waves Holdings, Inc.	0.50%	Revolver	08/11/2028	331	(6)
GS AcquisitionCo, Inc.	0.50%	Revolver	05/22/2026	2,420	(6)
GSM Acquisition Corp. (GSM Outdoors)	0.50%	Revolver	11/16/2026	4,280	(91)
Galway Borrower, LLC	1.00%	Delayed Draw Term Loan	04/28/2024	1,712	(24)
Galway Borrower, LLC	0.50%	Revolver	09/30/2027	2,053	(68)
Gateway US Holdings, Inc.	1.00%	Delayed Draw Term Loan	04/15/2024	6	—
Gateway US Holdings, Inc.	0.50%	Revolver	09/22/2026	30	—
GraphPad Software, LLC	0.50%	Revolver	04/27/2027	875	(6)
Ground Penetrating Radar Systems, LLC	0.50%	Revolver	06/26/2025	722	(8)
Groundworks, LLC	1.00%	Delayed Draw Term Loan	09/14/2024	137	(1)
Groundworks, LLC	0.50%	Revolver	03/14/2029	62	(1)
Gurobi Optimization, LLC	0.50%	Revolver	12/19/2023	1,607	—
Heartland Veterinary Partners, LLC	0.50%	Revolver	12/10/2026	375	(6)
Helios Service Partners, LLC	1.00%	Delayed Draw Term Loan	02/07/2025	12,898	(155)
Helios Service Partners, LLC	0.50%	Revolver	03/19/2027	826	(20)
Higginbotham Insurance Agency, Inc.	1.00%	Delayed Draw Term Loan	08/23/2025	3,754	(18)
High Street Buyer, Inc.	0.50%	Revolver	04/16/2027	2,136	—
Hyland Software, Inc.	0.50%	Revolver	09/19/2029	1,879	(28)
Integrity Marketing Acquisition, LLC	1.00%	Delayed Draw Term Loan	11/23/2024	163	(3)
Integrity Marketing Acquisition, LLC	1.00%	Revolver	08/27/2025	52	(1)
Intelerad Medical Systems Incorporated	0.50%	Revolver	05/31/2028	10	(1)
KENG Acquisition, Inc	1.00%	Delayed Draw Term Loan	08/01/2025	2,040	(24)
KENG Acquisition, Inc	0.50%	Revolver	08/01/2029	781	(19)
KPSKY Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/17/2024	1,126	(20)
KWOR Acquisition, Inc.	1.00%	Delayed Draw Term Loan	06/22/2024	3,473	(64)
KWOR Acquisition, Inc.	0.50%	Revolver	12/22/2027	55	(1)
Kaseya, Inc.	1.00%	Delayed Draw Term Loan	06/24/2024	803	(7)
Kaseya, Inc.	0.50%	Revolver	06/23/2029	641	(5)
Komline Sanderson Engineering Corp.	0.50%	Delayed Draw Term Loan	05/27/2024	8,529	(214)
Komline Sanderson Engineering Corp.	0.50%	Revolver	03/17/2026	3,797	(95)
LJ Avalon Holdings, LLC	1.00%	Delayed Draw Term Loan	08/01/2024	1,243	(27)
LJ Avalon Holdings, LLC	0.50%	Revolver	02/01/2029	675	(15)
LUV Car Wash Group, LLC	1.00%	Delayed Draw Term Loan	03/14/2024	274	(1)
LegitScript, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	6,612	(112)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LegitScript, LLC	0.50%	Revolver	06/24/2028	$3,167	$(54)
Lightspeed Solution, LLC	0.50%	Delayed Draw Term Loan	03/01/2024	2,195	(45)
MHE Intermediate Holdings, LLC	0.50%	Revolver	07/21/2027	1,150	(16)
MRI Software, LLC	0.50%	Revolver	02/10/2026	2,215	(18)
Magnolia Wash Holdings	0.50%	Revolver	07/14/2028	71	(7)
Majesco	0.50%	Revolver	09/21/2026	1,575	(23)
Mammoth Holdings, LLC	0.50%	Revolver	10/16/2024	953	(4)
Mantech International CP	0.50%	Delayed Draw Term Loan	09/16/2024	56	—
Mantech International CP	0.50%	Revolver	09/14/2028	53	—
Montana Buyer, Inc.	0.50%	Revolver	07/22/2028	466	(8)
Netwrix Corporation And Concept Searching, Inc.	1.00%	Delayed Draw Term Loan	06/10/2024	1,562	(30)
Netwrix Corporation And Concept Searching, Inc.	0.25%	Revolver	06/09/2029	323	(6)
Oak Purchaser, Inc.	0.50%	Delayed Draw Term Loan	04/28/2024	1,031	(25)
Oak Purchaser, Inc.	0.50%	Revolver	04/28/2028	372	(9)
Oakbridge Insurance Agency, LLC	1.00%	Delayed Draw Term Loan	03/23/2024	283	(3)
Oakbridge Insurance Agency, LLC	0.50%	Revolver	12/31/2026	29	—
Omni Intermediate Holdings, LLC	1.00%	Delayed Draw Term Loan	06/24/2024	138	—
Omni Intermediate Holdings, LLC	0.50%	Revolver	12/30/2025	799	—
PCX Holding Corp.	0.50%	Revolver	04/22/2027	987	(9)
PDFTron Systems, Inc.	0.50%	Revolver	07/15/2026	3,850	(73)
PPV Intermediate Holdings LLC	1.00%	Delayed Draw Term Loan	08/31/2025	15,090	(75)
Pareto Health Intermediate Holdings, Inc.	0.50%	Revolver	06/01/2029	792	(9)
Patriot Growth Insurance Services, LLC	0.50%	Revolver	10/16/2028	4,485	(61)
Peter C. Foy & Associates Insurance Services, LLC	1.00%	Delayed Draw Term Loan	10/19/2024	1,695	(16)
Peter C. Foy & Associates Insurance Services, LLC	0.50%	Revolver	11/01/2027	832	(15)
Pound Bidco, Inc.	0.50%	Revolver	01/30/2026	1,163	—
Procure Acquireco, Inc. (Procure Analytics)	1.00%	Delayed Draw Term Loan	12/20/2023	794	(26)
Procure Acquireco, Inc. (Procure Analytics)	0.50%	Revolver	12/20/2026	238	(8)
Project Boost Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/02/2024	589	(2)
Project Boost Purchaser, LLC	0.38%	Revolver	05/02/2028	449	(1)
Promptcare Infusion Buyer, Inc.	1.00%	Delayed Draw Term Loan	10/31/2023	972	(15)
Prophix Software, Inc.	—%	Delayed Draw Term Loan	12/31/2024	297	—
RSC Acquisition, Inc.	1.00%	Delayed Draw Term Loan	02/14/2024	745	(11)
Randy's Holdings, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	2,248	(16)
Randy's Holdings, Inc.	0.50%	Revolver	11/01/2028	608	(4)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Raptor Merger Sub Debt, LLC	0.38%	Revolver	04/01/2028	$1,954	$(9)
Recovery Point Systems, Inc.	0.50%	Revolver	08/12/2026	4,000	—
Redwood Services Group, LLC	1.00%	Delayed Draw Term Loan	01/31/2025	3,620	(35)
Revalize, Inc.	0.50%	Revolver	04/15/2027	62	(2)
Riskonnect Parent, LLC	1.00%	Delayed Draw Term Loan	07/07/2024	558	(3)
RoadOne IntermodaLogistics	1.00%	Delayed Draw Term Loan	06/30/2024	295	(5)
RoadOne IntermodaLogistics	0.50%	Revolver	12/29/2028	310	(6)
Securonix, Inc.	0.50%	Revolver	04/05/2028	3,782	(112)
Sherlock Buyer Corp.	1.00%	Delayed Draw Term Loan	12/08/2023	3,215	(11)
Sherlock Buyer Corp.	0.50%	Revolver	12/08/2027	1,286	(4)
Smarsh, Inc.	1.00%	Delayed Draw Term Loan	02/18/2024	536	(11)
Smarsh, Inc.	0.50%	Revolver	02/16/2029	268	(5)
Spectrum Automotive Holdings Corp.	1.00%	Delayed Draw Term Loan	06/29/2024	1,154	(30)
Spectrum Automotive Holdings Corp.	0.50%	Revolver	06/29/2027	881	(23)
Spotless Brands, LLC	0.50%	Revolver	07/25/2028	145	(2)
Stepping Stones Healthcare Services, LLC	1.00%	Delayed Draw Term Loan	12/30/2023	423	(7)
Stepping Stones Healthcare Services, LLC	0.50%	Revolver	12/30/2026	538	(9)
Summit Acquisition, Inc.	1.00%	Delayed Draw Term Loan	11/01/2024	1,638	(31)
Summit Acquisition, Inc.	0.50%	Revolver	05/01/2029	819	(15)
Summit Buyer, LLC	1.00%	Delayed Draw Term Loan	08/25/2025	227	(3)
Summit Buyer, LLC	0.50%	Revolver	01/14/2026	1,881	(19)
Superman Holdings, LLC	0.50%	Delayed Draw Term Loan	05/01/2025	380	(5)
Surewerx Purchaser III, Inc.	1.00%	Delayed Draw Term Loan	06/28/2024	1,128	—
Surewerx Purchaser III, Inc.	0.50%	Revolver	12/28/2028	454	—
Suveto	0.50%	Revolver	09/09/2027	1,125	(27)
Sweep Purchaser, LLC	1.00%	Delayed Draw Term Loan	05/05/2024	273	(22)
Sweep Purchaser, LLC	0.50%	Revolver	12/08/2023	28	(2)
Syntax Systems Ltd	1.00%	Delayed Draw Term Loan	10/29/2023	9,357	(204)
Syntax Systems Ltd	0.50%	Revolver	10/29/2026	1,248	(27)
Tamarack Intermediate, LLC	0.50%	Revolver	03/13/2028	752	(34)
Tank Holding Corp.	1.00%	Delayed Draw Term Loan	05/22/2024	745	(26)
Tank Holding Corp.	0.38%	Revolver	03/31/2028	173	(6)
Thrive Buyer, Inc. (Thrive Networks)	0.38%	Revolver	01/22/2027	1,321	(31)
Trintech, Inc.	0.50%	Revolver	07/25/2029	2,092	(41)
Triple Lift, Inc.	0.50%	Revolver	05/08/2028	2,467	(187)
Trunk Acquisition, Inc.	0.50%	Revolver	02/19/2026	857	(19)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Two Six Labs, LLC	1.00%	Delayed Draw Term Loan	10/15/2023	$2,134	$(22)
Two Six Labs, LLC	0.50%	Revolver	8/20/2027	2,134	(22)
United Flow Technologies Intermediate Holdco II, LLC	1.00%	Delayed Draw Term Loan	10/29/2023	32	(1)
United Flow Technologies Intermediate Holdco II, LLC	0.50%	Revolver	10/29/2026	1,950	(31)
UpStack, Inc.	1.00%	Delayed Draw Term Loan	6/30/2025	6,945	(106)
UpStack, Inc.	0.50%	Revolver	8/20/2027	875	(22)
V Global Holdings, LLC	0.50%	Revolver	12/22/2025	449	(9)
VRC Companies, LLC	0.75%	Delayed Draw Term Loan	1/6/2024	515	(2)
VRC Companies, LLC	0.50%	Revolver	6/29/2027	1,653	(7)
Vessco Midco Holdings, LLC	0.50%	Revolver	10/18/2026	447	—
World Insurance Associates, LLC	0.50%	Revolver	4/3/2028	1,269	(63)
Zarya Intermediate, LLC	0.50%	Revolver	7/1/2027	2,085	—
iCIMS, Inc.	—%	Delayed Draw Term Loan	8/18/2028	112	—
iCIMS, Inc.	0.50%	Revolver	8/18/2028	38	—
mPulse Mobile, Inc.	1.00%	Delayed Draw Term Loan	12/17/2023	1,996	(31)
mPulse Mobile, Inc.	0.50%	Revolver	12/17/2027	129	(2)
Total First Lien Debt Unfunded Commitments				$287,164	$(4,778)
Total Unfunded Commitments				$287,164	$(4,778)

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
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“Financing SPV”) and DLF Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV, DLF SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023
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
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Common Stock are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from the initial capital call, subject to the limitation described in Note 3 below. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Common Stock.
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
In order to continue to qualify as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay income taxes only on the portion of its taxable income and gains it does not distribute.
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
For the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022, the Company did not accrue any U.S. federal excise tax.
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
For the three and nine months ended September 30, 2023, Base Management Fees were $1,938, and $5,625 net of waiver, respectively. For the three and nine months ended September 30, 2022, Base Management Fees were $1,716, and $4,896 net of waiver, respectively. As of September 30, 2023 and December 31, 2022, $1,938 and $1,783 were payable to the Investment Adviser relating to Base Management Fees.
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

For the three and nine months ended September 30, 2023, $10,727 and $30,246 respectively, of income based incentive fees were accrued to the Investment Adviser. For the three and nine months ended September 30, 2022, $7,173 and $18,517 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the three and nine months ended September 30, 2023, the Investment Adviser did not accrue any capital gains incentive fees. For the three and nine months ended September 30, 2022, there was $0 and a reversal of $2,441 of previously accrued capital gains incentive fees as there was net unrealized depreciation on investments during the period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of September 30, 2023, $10,727 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees payable. As of December 31, 2022, $8,118 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees, respectively.
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
For the three and nine months ended September 30, 2023, the Company incurred $27 and $141, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $54 and $124, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022 were $188 and $110, respectively.
Expense Support and Waiver Agreement
On December 31, 2019, the Company entered into an expense support and waiver agreement (the “Expense Support and Waiver Agreement”) with the Investment Adviser. Under the terms of the Expense Support and Waiver Agreement, the Investment Adviser agreed to waive any reimbursement by the Company of offering and organizational expenses incurred by the Investment Adviser on behalf of the Company in excess of $1,000 or 0.10% of the aggregate Capital Commitments of the Company, whichever is greater. If actual organization and offering costs incurred exceeded the greater of $1,000 or 0.10% of the Company’s total Capital Commitments, the Investment Adviser or its affiliate would bear the excess costs.
For the three and nine months ended September 30, 2023, the Company did not incur any organization costs, offering costs or expense support. For the three and nine months ended September 30, 2022, the Company did not incur any organization costs. For the three and nine months ended September 30, 2022, the Investment Adviser recaptured $0 and $39 of previously waived amounts from the Company. As of September 30, 2023 and December 31, 2022, the Company had reimbursed the Investment Adviser all organization and offering costs incurred and there were no organization and offering costs payable on the Consolidated Statements of Assets and Liabilities.
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
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Common Stock in the Company’s private offerings. The Company is not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments are made by the Investment Adviser to the Placement Agent. To the extent the Paying

Agent receives any payments it remits the payment to the Placement Agent. The Placement Agent Agreement will terminate upon a completion of an Initial Public Offering.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of September 30, 2023 and December 31, 2022, MS Credit Partners Holdings held approximately 11.7% and 11.9% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
(4) Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,960,107	$2,933,870	93.9%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,809	134,712	4.3	136,620	128,350	4.5
Other Securities	52,685	54,868	1.8	49,406	51,127	1.7
Total	$3,158,601	$3,123,450	100.0%	$2,939,646	$2,873,588	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022(1)
Aerospace & Defense	1.7%	1.8%
Air Freight & Logistics	1.1	1.1
Automobile Components	3.6	3.8
Automobiles	4.9	5.1
Biotechnology	0.5	0.5
Chemicals	0.7	0.6
Commercial Services & Supplies	10.3	11.2
Construction & Engineering	1.5	1.3
Containers & Packaging	1.5	1.6
Distributors	2.8	4.2
Diversified Consumer Services	3.3	3.0
Electronic Equipment, Instruments & Components	1.5	1.0
Energy Equipment & Services	0.5	0.5
Financial Services	1.7	0.7
Food Products	2.3	2.5
Health Care Equipment & Supplies	0.4	0.3
Health Care Providers & Services	3.8	3.4
Health Care Technology	2.0	0.7
Industrial Conglomerates	1.3	0.2
Insurance Services	14.9	15.7
Interactive Media & Services	3.2	3.5
IT Services	8.8	9.6
Leisure Products	0.7	0.8
Machinery	2.7	3.0
Multi-Utilities	0.7	0.6
Oil, Gas & Consumable Fuels	—	0.0 (2)
Pharmaceuticals	0.4	0.4
Professional Services	3.6	3.2
Real Estate Management & Development	5.3	5.4
Software	14.3	14.3
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$10,151	$10,168	0.3%	$10,187	$9,870	0.3%
Canada	97,187	96,518	3.1	108,820	105,764	3.7
United Kingdom	11,848	12,088	0.4	11,157	11,157	0.4
United States	3,039,415	3,004,676	96.2	2,809,482	2,746,797	95.6
Total	$3,158,601	$3,123,450	100.0%	$2,939,646	$2,873,588	100.0%
As of September 30, 2023 and December 31, 2022, the Company had two and one investments, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2023 and December 31, 2022 was $8,848 and $1,500, respectively.

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
The following tables present the fair value hierarchy of investments:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,881	$2,907,989	$2,933,870
Second Lien Debt	—	42,704	92,008	134,712
Other Securities	—	—	40,163	40,163
Subtotal	$—	$68,585	$3,040,160	$3,108,745
Investment measured at net asset value(1)				$14,705
Total				$3,123,450

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$25,362	$2,668,749	$2,694,111
Second Lien Debt	—	5,459	122,891	128,350
Other Securities	—	—	36,395	36,395
Subtotal	$—	$30,821	$2,828,035	$2,858,856
Investment measured at net asset value(1)				$14,732
Total				$2,873,588
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,772,653	$113,084	$39,102	$2,924,839
Purchases of investments	153,327	—	1,621	154,948
Proceeds from principal repayments and sales of investments	(41,712)	—	—	(41,712)
Accretion of discount/amortization of premium	2,035	68	2	2,105
Payment-in-kind	774	137	567	1,478
Net change in unrealized appreciation (depreciation)	20,907	394	(1,129)	20,172
Net realized gains (losses)	5	—	—	5
Transfers into/(out) of Level 3	—	(21,675)	—	(21,675)
Fair value, end of period	$2,907,989	$92,008	$40,163	$3,040,160

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$20,893	$394	$(1,129)	$20,158
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	365,914	86	1,712	367,712
Proceeds from principal repayments and sales of investments	(168,477)	—	—	(168,477)
Accretion of discount/amortization of premium	6,985	201	6	7,192
Payment-in-kind	1,580	397	1,562	3,539
Net change in unrealized appreciation (depreciation)	33,111	816	488	34,415
Net realized gains (losses)	127	—	—	127
Transfers into/(out) of Level 3	—	(32,383)	—	(32,383)
Fair value, end of period	$2,907,989	$92,008	$40,163	$3,040,160

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$32,754	$816	$488	$34,058

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

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,641,353	Yield Analysis	Discount Rate	9.33%	19.18%	11.77%
	266,636	Transaction Price	Recent Transaction	96.50%	100.00%	98.56%
Investments in second lien debt	$87,508	Yield Analysis	Discount Rate	11.47%	27.42%	14.89%
	4,500	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in other securities:
Unsecured debt	$1,877	Income Approach	Discount Rate	14.50%	14.50%	14.50%
	125	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	18,181	Income Approach	Discount Rate	12.19%	15.48%	13.45%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,937	Market Approach	EBITDA Multiple	8.10x	18.70x	13.30x
	1,768	Market Approach	Revenue Multiple	7.20x	8.80x	8.24x
Total investments in other securities	$40,163
Total Investments	$3,040,160

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,624,749	Yield Analysis	Discount Rate	9.20%	20.44%	11.27%
	44,000	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	$122,891	Yield Analysis	Discount Rate	12.14%	17.20%	14.24%
Investments in other securities
Unsecured debt	$1,826	Income Approach	Discount Rate	16.60%	16.60%	16.60%
	372	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	16,076	Income Approach	Discount Rate	12.20%	15.69%	13.62%
	963	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	15,877	Market Approach	EBITDA Multiple	8.10x	18.70x	13.25x
	1,281	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	$36,395
Total Investments	$2,828,035
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6) and 2025 Notes (as defined below in Note 6), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of September 30, 2023, the fair value of the Company’s 2027 Notes was $392,403. The fair value of the Company’s credit facilities and 2025 Notes are estimated in accordance with the Company's valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	$345,000	$345,000	$400,000	$400,000
Truist Credit Facility	680,252	680,252	432,254	432,254
2027 Notes(1)	420,497	392,403	419,498	394,995
2025 Notes(1)	272,630	275,000	271,723	275,000
Total	$1,718,379	$1,692,654	$1,523,475	$1,502,249
(1)As of September 30, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $3,782 and $2,370, and unamortized original issuance discount of $721 and $0, respectively. As of December 31, 2022, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) Debt
CIBC Subscription Facility

On December 31, 2019, the Company entered into a revolving credit agreement with CIBC Bank USA as administrative agent and arranger, which was subsequently amended on February 3, 2020, November 17, 2020, January 18, 2022 and February 3, 2022 (as amended, the “CIBC Subscription Facility”). The CIBC Subscription Facility allowed the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bore interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility was secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022. For the three and nine months ended September 30, 2022, the Company did not make any borrowings and repaid $55,000 and $90,000, respectively, under the CIBC Subscription Facility.
The summary information of the CIBC Subscription Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$—	$2,271	$—	$5,450
Facility unused commitment fees	—	6	—	19
Amortization of deferred financing costs	—	327	—	1,125
Total	$—	$2,604	$—	$6,594
Weighted average interest rate (excluding unused fees and financing costs)	—%	3.76%	—%	2.57%
Weighted average outstanding balance	$—	$236,491	$—	$279,562
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (the “Credit and Security Agreement”, which was subsequently amended on December 11, 2020, March 2, 2021 and September 22, 2023) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of September 30, 2023, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.85% and, after the reinvestment period 3.35%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of September 22, 2028.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$6,904	$4,517	$20,862	$10,665
Facility unused commitment fees	209	128	455	209
Amortization of deferred financing costs	297	289	840	855
Total	$7,410	$4,934	$22,157	$11,729
Weighted average interest rate (excluding unused fees and financing costs)	7.77%	4.57%	7.34%	3.37%
Weighted average outstanding balance	$347,446	$386,962	$374,927	$417,700
For the three months ended September 30, 2023 and September 30, 2022, the Company had no borrowings and repaid $25,000 and $83,500 under the BNP Funding Facility, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company borrowed $0 and $13,000, and repaid $55,000 and $154,500 under the BNP Funding Facility, respectively. As of September 30, 2023 and December 31, 2022, the Company had $345,000 and $400,000 outstanding under the BNP Funding Facility, respectively. As of September 30, 2023 and December 31, 2022, the Company had $255,000 and $200,000, respectively, of available capacity under the BNP Funding Facility (subject to borrowing base restrictions).
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (the “Truist Credit Facility, which was subsequently amended on December 3, 2021, May 20, 2022 and January 31, 2023). The maximum principal amount of the Truist Credit Facility is $1,120,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of September 30, 2023, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. As of September 30, 2023, the availability period of the Truist Credit Facility will terminate on January 29, 2027. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
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
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$10,613	$4,018	$27,086	$7,485
Facility unused commitment fees	531	568	1,723	1,863
Amortization of deferred financing costs	518	267	1,473	905
Total	$11,662	$4,853	$30,282	$10,253
Weighted average interest rate (excluding unused fees and financing costs)	7.26%	4.05%	6.91%	3.05%
Weighted average outstanding balance	$572,225	$388,313	$516,745	$323,300
For the three months ended September 30, 2023 and September 30, 2022, the Company borrowed $278,000 and $127,246, and repaid $90,000 and $222,000 under the Truist Credit Facility. For the nine months ended September 30, 2023 and September 30, 2022, the Company borrowed $338,000 and $579,246, and repaid $90,000 and $773,000 under the Truist Credit Facility.

As of September 30, 2023 and December 31, 2022, the Company had $680,252 and $432,254 outstanding under the Truist Credit Facility, respectively. As of September 30, 2023 and December 31, 2022, the Company had $438,498 and $538,521, respectively, of available capacity under the Truist Credit Facility (subject to borrowing base restrictions).
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
Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), filed on July 20, 2022, the Company closed an exchange offer in which holders of the 2027 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 85.87% of the outstanding principal of the then restricted 2027 Notes obtained registered unrestricted 2027 Notes.
The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$4,781	$4,781	$14,344	$12,219
Accretion of original issuance discount	54	54	160	136
Amortization of debt issuance costs	283	279	839	704
Total	$5,118	$5,114	$15,343	$13,059
Stated interest rate	4.50%	4.50%	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Borrowing interest expense	$5,191	$1,038	$15,572	$1,038
Amortization of debt issuance costs	305	58	906	58
Total	$5,496	$1,096	$16,478	$1,096
Stated interest rate	7.55%	7.55%	7.55%	7.55%

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	345,000	255,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	680,252	438,498	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,725,252	$693,498	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of September 30, 2023 and December 31, 2022, a letter of credit of $1,250 and $4,225, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238.
(4)As of September 30, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,782 and $2,370, and unamortized original issuance discount of $721 and $0, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 was 6.64% and 4.37%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 was $1,619,670 and $1,490,571, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 was 6.45% and 3.47%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the nine month ended September 30, 2023 and September 30, 2022 was $1,591,671 and $1,399,866, respectively.
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had $287,164 and $314,251 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8) Net Assets
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2023	December 31, 2022
Net distributable earnings (accumulated losses), beginning of period	$(54,779)	$15,782
Net investment income/(loss) after taxes	142,591	128,010
Accumulated net realized gain (loss)	127	537
Net unrealized appreciation (depreciation)	30,909	(80,005)
Dividends declared	(119,323)	(119,437)
Tax reclassification of stockholders’ equity	—	334
Net distributable earnings (accumulated losses), end of period	$(475)	$(54,779)

On September 22, 2023, the Company issued a capital drawdown notice to stockholders relating to the sale of shares of Common Stock pursuant to the Subscription Agreements in the amount of approximately $220.5 million. The sale of the shares of Common Stock closed on October 4, 2023. Subscribed but unissued shares of Common Stock are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. $7,332 was received related to this capital call as of September 30, 2023 which is included in Cash on the Consolidated Statements of Assets and Liabilities. Following this capital call, the Company does not have any remaining undrawn capital commitments. The Company did not issue any other capital calls for the nine months ended September 30, 2023.
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
July 28, 2022	3,903,231	79,821
Total	7,451,363	$154,687
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	40,735	(1)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	43,211	(2)
Total Distributions			$1.67	$119,323
(1) Includes a supplemental distribution of $0.07.
(2) Includes a supplemental distribution of $0.10.
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	30,611
Total Distributions			$1.42	$86,667
The Company adopted an “opt in” dividend reinvestment plan, or the DRIP. As a result, the Company’s stockholders who elect to “opt in” to the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. Shares issued under the DRIP did not reduce an investor’s outstanding capital commitment.
The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the nine months ended September 30, 2023 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
July 25, 2023	554,001	11,274
Total	1,481,957	$29,863

The following table summarizes the DRIP shares issued to stockholders who have “opted in” to the DRIP for the nine months ended September 30, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
July 27, 2022	372,338	7,614
Total	1,063,441	$22,118
(9) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator—net increase/(decrease) in net assets resulting from operations	$73,408	$9,442	$173,627	$28,425
Denominator—weighted average shares outstanding	71,874,113	64,102,092	71,361,910	60,169,337
Basic and diluted earnings (loss) per share	$1.02	$0.15	$2.43	$0.47
(10) Consolidated Financial Highlights
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Per Share Data:(1)
Net asset value, beginning of period	$19.81	$20.91
Net investment income (loss)	2.00	1.49
Net unrealized and realized gain (loss)(2)	0.43	(0.98)
Net increase (decrease) in net assets resulting from operations	2.43	0.51
Dividends declared	(1.67)	(1.42)
Total increase (decrease) in net assets	0.76	(0.91)
Net asset value, end of period	$20.57	$20.00
Shares outstanding, end of period	72,018,635	65,352,831
Total return based on net asset value(3)	12.56%	2.43%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period	$1,481,472	$1,307,150
Weighted average shares outstanding	71,361,910	60,169,337
Ratio of net expenses to average net assets(4)	10.75%	6.70%
Ratio of expenses before waivers to average net assets(4)	12.30%	8.26%
Ratio of net investment income to average net assets(4)	13.83%	9.95%
Ratio of total contributed capital to total committed capital, end of period	86.48%	80.94%
Asset coverage ratio	185.87%	185.74%
Portfolio turnover rate	5.71%	13.10%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2023 and September 30, 2022, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to Morgan Stanley Direct Lending Fund and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us beyond its $200.0 million aggregate capital commitment to purchase shares of our common stock par value $0.001 per share (“Common Stock”), which has been fully funded as of October 4, 2023. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR).
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR, or historically LIBOR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities.
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS

As of September 30, 2023, we had investments in 165 portfolio companies across 29 industries. Based on fair value as of September 30, 2023, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors for the applicable reference rate.
As of September 30, 2023, approximately 98.4% of our debt investments were in loans and other debt issued by middle market companies backed by private equity sponsors, approximately 77.0% of which were loans and other debt in support of LBOs and acquisitions. In addition, our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:
Borrower Characteristics as of Closing Date of each Investment
•Weighted average last 12-month EBITDA of approximately $145.7 million of our portfolio companies;
•Weighted average net leverage through tranche of approximately 6.0x3;
•Weighted average of approximately 44.0% loan to value4;
Portfolio Characteristics as of September 30, 2023
•Weighted average yield on debt investments, at amortized cost, of 12.0%5;
•Approximately 76.0% of debt investments with one or more financial covenants;
•Approximately 6.2% of our gross commitments in our debt portfolio is in loans that the Investment Adviser believes may be subject to business cycle volatility;
•No realized losses as a result of loan defaults and/or credit deterioration since inception to September 30, 2023;
•Two investments of $8.8 million, or approximately 0.3% of total investments at amortized cost on non-accrual; and
•The average position size of our investments was approximately $18.6 million, or 0.6% of total fair value and our top ten portfolio companies represented approximately 20.6% of total fair value.
As of December 31, 2022, we had investments in 150 portfolio companies across 30 industries. Based on fair value as of December 31, 2022, approximately 100% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors for the applicable reference rate. Our weighted average total yield of investments in debt securities at amortized cost was 10.9%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2022.
Our portfolio is presented below:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$2,960,107	$2,933,870	93.9%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	145,809	134,712	4.3	136,620	128,350	4.5
Other Securities	52,685	54,868	1.8	49,406	51,127	1.7
Total	$3,158,601	$3,123,450	100.0%	$2,939,646	$2,873,588	100.0%
1 Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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
5 Weighted average yield includes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2023.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2023	September 30, 2022
New Investments Committed
Gross Principal Balance(1)	$199,419	$122,087
Less: Syndications	(3,993)	—
Net New Investments Committed	$195,426	$122,087
Investments, at Cost
Investments, beginning of period	$3,041,700	$2,705,519
New investments purchased	155,072	180,287
Net accretion of discount on investments	2,137	3,597
Payment-in-kind	1,478	358
Net realized gain (loss) on investments	5	18
Investments sold or repaid	(41,791)	(94,746)
Investments, end of period	$3,158,601	$2,795,033
Amount of investments funded, at principal
First lien debt investments	$157,646	$180,542
Second lien debt investments	—	471
Other securities(2)	1,621	1,016
Total	$159,267	$182,029
Amount of investments sold/fully repaid, at principal
First lien debt investments	$18,137	$75,074
Total	$18,137	$75,074
Weighted average yield on debt and income producing investments, at cost(3)	12.0%	9.6%
Weighted average yield on debt and income producing investments, at fair value(3)	12.1%	9.7%
Number of portfolio companies	165	139
Percentage of debt investments bearing a floating rate, at fair value	99.9%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.1%	0.0%	(4)
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
(4)Amount rounds to 0.0%
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2023			December 31, 2022
	Fair Value	% of Portfolio	Number of Portfolio Companies	Fair Value	% of Portfolio	Number of Portfolio Companies
Risk rating 1	$—	—%	—	$—	—%	—
Risk rating 2	3,074,554	98.4	159	2,844,451	99.0	148
Risk rating 3	48,896	1.6	6	29,137	1.0	2
Risk rating 4	—	—	—	—	—	—
	$3,123,450	100.0%	165	$2,873,588	100.0%	150
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$94,451	$62,719	$266,984	$157,017
Less: Net expenses	43,877	28,905	124,393	67,279
Net investment income	50,574	33,814	142,591	89,738
Net change in unrealized appreciation (depreciation)	22,829	(24,390)	30,909	(61,869)
Net realized gain (loss)	5	18	127	556
Net increase (decrease) in net assets resulting from operations	$73,408	$9,442	$173,627	$28,425
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income	$90,977	$60,798	$259,267	$151,976
Payment-in-kind interest income	1,141	506	2,204	1,055
Dividend income	564	439	1,564	980
Other income	1,769	976	3,949	3,006
Total investment income	$94,451	$62,719	$266,984	$157,017
Total investment income increased from $62,719 for the three months ended September 30, 2022 to $94,451 for the three months ended September 30, 2023 and from $157,017 for the nine months ended September 30, 2022 to $266,984 for the nine months ended September 30, 2023. The increase was primarily driven by our deployment of capital and rising SOFR rates of our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $2,795,033 as of September 30, 2022 to $3,158,601 as of September 30, 2023. Weighted average asset yield of debt investments at cost increased from 9.6% at September 30, 2022 to 12.0% at September 30, 2023. The amortized cost of investments on non-accrual status as of September 30, 2023 and September 30, 2022 was $8,848 and $1,777, respectively.
Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of and for the periods then ended September 30, 2023 and September 30, 2022, we had two and one investments, respectively, that were on non-accrual status.
Expenses
The Company is responsible for investment expenses, professional fees, and other general and administrative expenses related to the Company’s operations. Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Expenses:
Interest expense and other financing expenses	$29,686	$18,601	$84,260	$42,731
Management fees	7,754	6,865	22,503	19,583
Income based incentive fees	10,727	7,173	30,246	18,517
Capital gains incentive fees	—	—	—	(2,441)
Professional fees	1,296	923	3,385	2,323
Directors’ fees	85	87	253	262
Administrative service fees	27	54	141	124
General and other expenses	118	351	483	828
Total expenses	49,693	34,054	141,271	81,927
Expense support	—	—	—	39
Management fees waiver	(5,816)	(5,149)	(16,878)	(14,687)
Net expenses	$43,877	$28,905	$124,393	$67,279
Interest Expense
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $29,686 and $18,601 for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the three months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $1,619,670 and $1,490,571, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended September 30, 2023 and September 30, 2022 were 6.64% and 4.37%, respectively.
Interest expense and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $84,260 and $42,731 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increases were primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the nine months ended September 30, 2023 and September 30, 2022, average borrowings outstanding were $1,619,670 and $1,399,866, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the nine months ended September 30, 2023 and September 30, 2022 were 6.45% and 3.47%, respectively.
For more information on our borrowings, including the terms thereof, see Note 6. “Debt” in the Notes to Consolidated Financial Statements.
Base Management Fee
The base management fees, net of waiver, were $1,938 and $1,716 for the three months ended September 30, 2023 and September 30, 2022, and $5,625 and $4,896 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increases were primarily due to an increase in average gross assets. For more information on base management fees, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees were $10,727 and $7,173 for the three months ended September 30, 2023 and September 30, 2022, and $30,246 and $18,517 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increases were primarily due to an increase in pre-incentive fee net investment income. For the three and nine months ended September 30, 2023, there was $0 and $0 capital gains incentive fees accrued to the Investment Adviser. For the three and nine months ended September 30, 2022, $0 and $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the period. For more information on incentive fee, including terms thereof, see Note 3. “Related Party Transactions” in the Notes to Consolidated Financial Statements.
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
For the three and nine months ended September 30, 2023, we incurred administrative service fee of $27 and $141, professional fees of $1,296 and $3,385, fees to Independent Directors of $85 and $253, other expenses of $118 and $483.
For the three and nine months ended September 30, 2022, we incurred administrative service fee of $54 and $124, professional fees of $923 and $2,323, fees to Independent Directors of $87 and $262, other expenses of $351 and $828, and expense support recoupment of previously waived organization and offering costs by the Investment Adviser of $0 and $39, respectively.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our stockholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our stockholders, which generally relieve us from corporate-level U.S. federal income taxes. We currently intend to make sufficient distributions each taxable year to satisfy the distribution requirements in order to avoid excise tax. For the three and nine months ended September 30, 2023 and September 30, 2022, we did not accrue any U.S. federal excise tax.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$5	$18	$127	$556
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	22,829	(24,390)	30,909	(61,869)
Net realized and unrealized gains (losses)	$22,834	$(24,372)	$31,036	$(61,313)
For the three and nine months ended September 30, 2023, net realized gain (loss) on our investments was $5 and $127, respectively, driven by the sale of debt and equity investments in our portfolio. For the three and nine months ended September 30, 2022, net realized gain on our investments was $18 and $556, respectively, driven by the sale of debt and equity investments in our portfolio.
We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $22,829 and $30,909, respectively, was primarily driven by the net increases of valuations of our debt and equity investments as a result of the changes in spreads in the primary and secondary markets. For the three and nine months ended September 30, 2022, net change in unrealized depreciation on our investments of $24,390 and $61,869, respectively, was primarily driven by the net decreases of valuations of our debt and equity investments in a widening credit spread environment and volatile markets. See Note 5. “Fair Value Measurement” in the Notes to the Consolidated Financial Statements
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
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
As of September 30, 2023, we had approximately $88.1 million of cash, which taken together with our approximately $255.0 million and $438.5 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $287.2 million.
Equity
On September 22, 2023, the Company issued a capital drawdown notice to stockholders relating to the sale of shares of Common Stock pursuant to the Subscription Agreements in the amount of approximately $220.5 million. The sale of the shares of Common Stock closed on October 4, 2023. Subscribed but unissued shares of Common Stock are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. $7,332 was received related to this capital call as of September 30, 2023 which is included in Cash on the Consolidated Statements of Assets and Liabilities.
Following this capital call, the Company does not have any remaining undrawn capital commitments. The Company did not issue any other capital calls for the nine months ended September 30, 2023.
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2022 were as follows:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
July 28, 2022	3,903,231	79,821
Total	7,451,363	$154,687
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the nine months ended September 30, 2023 and September 30, 2022, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	10.3%	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	11.5%	40,735	(2)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	11.9%	43,211	(3)
Total Distributions			$1.67		$119,323

Date Declared	Record Date	Payment Date	Per Share Amount	Dividend Yield(1)	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	9.3%	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	9.3%	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	9.3%	30,611
Total Distributions			$1.42		$86,667
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
(3)Includes a regular distribution to stockholders in the amount of $0.50 per share, representing an annualized distribution yield of approximately 9.9% and a supplemental distribution to the stockholders in the amount of $0.10 per share, representing an annualized distribution yield of approximately 2.0%.
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
The following tables summarize DRIP shares issued and amounts for the nine months ended September 30, 2023 and September 30, 2022, respectively:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
July 25, 2023	554,001	11,274
Total	1,481,957	$29,863

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
July 27, 2022	372,338	7,614
Total	1,063,441	$22,118
Debt
Our outstanding debt obligations were as follows:

	September 30, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	345,000	255,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	680,252	438,498	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,725,252	$693,498	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of September 30, 2023 and December 31, 2022, a letter of credit of $1,250 and $4,225, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238.
(4)As of September 30, 2023, the carrying value of our 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,782 and $2,370, and unamortized original issuance discount of $721 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” in the Notes to the Consolidated Financial Statements.
RECENT DEVELOPMENTS
Subsequent to September 30, 2023 through November 2, 2023, we have closed approximately $118.2 million of new/add-on investments. Of these new commitments, approximately 100% were first lien senior secured loans. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite recent market volatility. We believe the current market environment offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, deal flow and the impact of inflation on valuations and the operations of potential portfolio companies.
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
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Expense Support and Waiver Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
See Note 3. “Related Party Transactions” in the Notes to the Consolidated Financial Statements.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—Risks Relating to Our Business and Structure—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and Part II, Item 1A. Risk Factors — "Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of this Report.
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
As of September 30, 2023, approximately 100% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$94,315	$(30,758)	$63,557
Up 200 basis points	$62,876	$(20,505)	$42,371
Up 100 basis points	$31,438	$(10,253)	$21,185
Down 100 basis points	$(31,438)	$10,253	$(21,185)
Down 200 basis points	$(62,876)	$20,505	$(42,371)
Down 300 basis points	$(94,315)	$30,758	$(63,557)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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

The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report and our Current Report on Form 8-K filed on October 10, 2023, for an issuance of our Common Stock for the three months ended September 30, 2023. Such issuance was part of our Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1
Amendment No. 3 to Revolving Credit and Security Agreement, dated as of September 22, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 28, 2023 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: November 2, 2023	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: November 2, 2023	By:	/s/ Orit Mizrachi
Orit Mizrachi Interim Chief Financial Officer (interim principal financial officer)