Form 10-K
period 2023-12-31
Morgan Stanley Direct Lending Fund
filed 2024-03-01
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File No. 814-01332
Morgan Stanley Direct Lending Fund
(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or registration)	84-2009506 (I.R.S. Employer Identification No.)

1585 Broadway, New York, NY (Address of principal executive offices)	10036 (Zip Code)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MSDL	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023 has not been provided because trading of the Registrant’s common stock on The New York Stock Exchange did not commence until January 24, 2024.
The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 1, 2024 was 88,897,708.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

MORGAN STANLEY DIRECT LENDING FUND
SIGNATURES

EXPLANATORY NOTE
In this report, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” and the “Company” refer to Morgan Stanley Direct Lending Fund, a Delaware corporation, together with its consolidated subsidiaries, where applicable;
•the terms “Morgan Stanley” or the “Firm” refer to Morgan Stanley (NYSE: MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the other MS BDCs, even during periods of financial distress;
•the term “IM” refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley’s investment management unit and represents one of Morgan Stanley’s three business segments;
•the term “MS Private Credit” refers to the U.S. private credit strategies within the private credit platform of IM;
•the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, managed by our Adviser;
•the term “Common Stock” refers to our common stock, par value $0.001 per share; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2023.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events;
•uncertainty and changes in the general interest rate environment;
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
You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I
Item 1. Business
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by the Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts, or LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate, or SOFR.
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
On December 23, 2019, we completed our initial closing, or (“Initial Closing”), of capital commitments to purchase shares of our Common Stock in a private placement pursuant to subscription agreements with investors (the “Subscription Agreements”). As of December 31, 2023 all of our capital commitments have been called.
On January 26, 2024, we closed our initial public offering (“IPO”), issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. Our Common Stock began trading on The New York Stock Exchange ("NYSE") under the symbol “MSDL” on January 24, 2024.
The Adviser
We entered into an investment advisory agreement with our Adviser on November 25, 2019 (the “Original Investment Advisory Agreement”), which was most recently renewed in August 2023.

On January 24, 2024, in connection with our IPO, we entered into an amended and restated investment advisory agreement with our Adviser (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the “Investment Advisory Agreement”). Pursuant to the Investment Advisory Agreement, we pay the Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Amended and Restated Investment Advisory Agreement incorporates (i) a cumulative three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized capital loss, if any, during the applicable three-year lookback period. For a one-year period commencing on the date of execution of the Amended and Restated Investment Advisory Agreement, the Adviser has also agreed to waive any portion of the base management fee in excess of 0.75% and each component of the incentive fee above 15%. The Amended and Restated Investment Advisory Agreement will continue from year to year if approved annually by a majority of our stockholders or a majority of the Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. The Amended and Restated Investment Advisory Agreement was initially approved by the Board in September 2023, subject to the completion of our IPO. For more information, see “Investment Advisory Agreement” below.
Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our stockholders. These strategies include U.S. private credit (referred to herein as MS Private Credit), European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $18.5 billion in committed capital1 as of January 1, 2024.
MS Private Credit’s primary areas of focus include:
•Direct Lending. As of December 31, 2023, the Direct Lending strategy includes us and the other MS BDCs advised by our Adviser and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of January 1, 2024, Direct Lending managed approximately $15.6 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of January 1, 2024, Opportunistic Credit managed approximately $2.9 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and President and a member of our Board of Directors. The Investment Committee members have an average of over 23 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.
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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2023, IM managed approximately $1.5 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with the exception for funds past their investment period, where committed capital is calculated as invested capital.

The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 25, 2019, between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently renewed by our Board of Directors in August 2023.
We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “— Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors).
Investment Strategy
Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.
We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:
•Strong, predictable deal flow given significant private equity committed capital;
•Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
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
We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including the United Kingdom and countries that are members of the European Union, as well as Canada, Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. As of December 31, 2023, our exposure to businesses that the Adviser believes may be subject to business cycle volatility, was approximately 6.0% of our gross investment commitments in our debt portfolio. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and for the avoidance of doubt, investments in such sectors is separate and apart from ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments focusing on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

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
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 22% as of June 30, 2023.
•We believe that when sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Bank participation in middle-market secured loans decreased in recent years. We believe recent market-driven disruptions in the regional bank sector could further constrain bank capacity for middle-market secured lending.
•Certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes.
•Recent data from Refinitiv LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there are approximately $618 billion of middle-market loans with maturities between the second quarter of 2023 and the fourth quarter of 2029 that will likely require a refinancing event.
•In addition, data from Preqin, shows that as of December 31, 2023, there was more than $1,045 billion of raised, but not yet invested, capital by global private equity managers, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle Market Direct Lending
We believe that focusing on lending to private equity owned middle-market businesses will provide for attractive risk adjusted return opportunities, due to a series of structural and market factors. We have generally witnessed an improvement in terms in recent periods, including higher reference rates, still-elevated spreads, conservative leverage profiles and lender-friendly documentation. Although leveraged buyout activity has remained relatively subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
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
Competitive Advantages
We believe we are able to execute on our investment objective and achieve attractive risk-adjusted returns as a result of our competitive strengths. In addition to the Adviser’s relationships with middle market private equity firms, the Firm has relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform of the Firm. The Adviser capitalizes on the significant number of lending opportunities with middle-market companies through relationships established by the Firm and otherwise. We believe the large volume of potential lending opportunities and scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The Investment Teams consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. Upon the consummation of a transaction, our Adviser monitors each portfolio company investment. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.
Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See “Part 1—Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”
Highly Differentiated Deal Sourcing Advantages
We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provides a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.
Distinctive Approach to Credit Investing and Due Diligence
We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, flexible capital, and focus on financial covenant protection, differentiates us from our competitors.
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer and President, and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 22 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and President and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of over 23 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
In addition, the Investment Team has strong private equity sponsor and intermediary relationships and a highly developed network within Morgan Stanley. Collectively, the investment professionals of the Adviser have substantial leveraged lending experience, and we believe the Investment Team is well positioned to generate attractive risk-adjusted returns.
Efficient Expense Model

We believe that we have an efficient expense model, as compared to other publicly traded BDCs, based on our low operating expense rate as well as our low management fees. We believe that our efficient expense model reinforces our focus on alignment with stockholders and enhances the potential returns we are able to generate.
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an equity investment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019, and which was fully funded as of October 4, 2023. As of December 31, 2023 and December 31, 2022, MS Credit Partners Holdings held approximately 11.7% and 11.9% of our outstanding shares of Common Stock, respectively. Morgan Stanley has no other obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on a significant number of lending opportunities with middle-market companies through relationships established by the Firm.
We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.
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
Due Diligence & Structuring
All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.
Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:
•Financial analysis;
•Capital structure review;
•Covenant analysis;
•Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•Industry research;
•Customer calls;
•Industry expert calls;
•Management background checks;
•Consideration of environmental, social and governance ("ESG") issues; and
•Negotiation of legal documentation.
The Investment Team reviews ESG considerations as part of its due diligence process. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
Investment Committee Approval & Closing
The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.
Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Mr. Levin, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.
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

Risk Rating 1	In the opinion of our Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2	In the opinion of our Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

Risk Rating 3	In the opinion of our Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Risk Rating 4	In the opinion of our Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
Our Adviser rates the investments in our portfolio at least quarterly, and it is possible that the rating of a portfolio investment may be changed over time. For investments rated 3 or 4, our Adviser enhances its level of scrutiny over the monitoring of such portfolio company by conducting a formal review of the portfolio company on a monthly basis and taking any actions deemed appropriate from the results of such review. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio, Investment Activity and Results of Operations.” for further details.
Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital markets volatility and economic uncertainty.
The Internal Risk Ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest; Co-Investment Opportunities
As a diversified global financial services firm, Morgan Stanley engages in a broad spectrum of activities. In the ordinary course of its business, Morgan Stanley is a full-service investment banking and financial services firm and therefore engages in activities where Morgan Stanley’s interests or the interests of its clients may conflict with the interests of our stockholders. Morgan Stanley has advised and may advise clients and has sponsored, managed or advised Affiliated Investment Accounts (as defined below) with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. Certain members of the Investment Team and the Investment Committee will make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours. The term “Affiliated Investment Accounts” includes certain alternative investment funds, regulated funds and investment programs, accounts and businesses that are advised by or affiliated with the Adviser or its affiliates or through which IM otherwise conducts its business, together with any new or successor to such funds, programs, accounts or businesses. For instance, the Adviser serves as the investment adviser to the other MS BDCs, whose investment objectives overlap with our investment objectives. For the avoidance of doubt, we are not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — MS Credit Partners Holdings Investment.” Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.

Competition
Our primary competitors in providing financing to middle-market companies include public and private investment funds, other BDCs, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateralized loan obligations ("CLOs") and other structured loan funds, and to a lesser extent, commercial and investment banks. Some of our potential competitors may be more experienced and may have more resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we do, which could allow them to consider a wider variety of investments and establish more relationships than us.
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
•the last day of our fiscal year in which the fifth anniversary of our IPO occurs;
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
Investments
As of December 31, 2023, we had investments in 172 portfolio companies across 30 industries. Based on fair value as of December 31, 2023, approximately 99.9% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Our weighted average total yield of investments in debt securities at amortized cost was 12.0%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2023.
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
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,027,413	$3,004,544	94.1%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	146,014	132,415	4.1	136,620	128,350	4.5
Other Investments	53,349	56,602	1.8	49,406	51,127	1.7
Total	$3,226,776	$3,193,561	100.0%	$2,939,646	$2,873,588	100.0%

The industry composition of our investments at fair value is as follows:

	December 31, 2023	December 31, 2022	(1)
Aerospace & Defense	2.2%	1.8%
Air Freight & Logistics	1.1	1.1
Automobile Components	3.5	3.8
Automobiles	4.7	5.1
Biotechnology	0.5	0.5
Chemicals	0.6	0.6
Commercial Services & Supplies	9.6	11.2
Construction & Engineering	1.5	1.3
Containers & Packaging	1.4	1.6
Distributors	2.9	4.2
Diversified Consumer Services	2.5	3.0
Electronic Equipment, Instruments & Components	2.1	1.0
Energy Equipment & Services	0.5	0.5
Financial Services	1.9	0.7
Food Products	2.3	2.5
Health Care Equipment & Supplies	0.7	0.3
Health Care Providers & Services	4.6	3.4
Health Care Technology	1.9	0.7
Industrial Conglomerates	1.3	0.2
Insurance Services	14.9	15.7
Interactive Media & Services	3.2	3.5
IT Services	8.7	9.6
Leisure Products	0.7	0.8
Machinery	2.1	3.0
Multi-Utilities	0.7	0.6
Oil, Gas & Consumable Fuels	—	—	(2)
Pharmaceuticals	0.4	0.4
Professional Services	3.8	3.2
Real Estate Management & Development	5.3	5.4
Software	14.2	14.3
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2) Amount rounds to 0.0%.
The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,985	$17,048	0.5%	$10,187	$9,870	0.3%
Canada	98,674	98,387	3.1	108,820	105,764	3.7
United Kingdom	12,398	12,629	0.4	11,157	11,157	0.4
United States	3,098,719	3,065,497	96.0	2,809,482	2,746,797	95.6
Total	$3,226,776	$3,193,561	100.0%	$2,939,646	$2,873,588	100.0%
See the Consolidated Schedule of Investments as of December 31, 2023 in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 214.6% and 191.2%, respectively.
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
Share Repurchase Plan
On September 11, 2023, our Board of Directors approved a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. We adopted the Company 10b5-1 Plan because we believe if our Common Stock is trading below our then-current net asset value per share after the closing of this offering it will be in the best interest of our stockholders for us to reinvest in our portfolio.
The Company 10b5-1 Plan is intended to allow us to repurchase our Common Stock even at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan will require Wells Fargo Securities, LLC, as our agent, to repurchase Common Stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of our Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all.
The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances.
The Company 10b5-1 Plan will commence beginning 60 calendar days following the end of the “restricted period” related to the IPO under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan , (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
The “restricted period” under Regulation M ended upon the closing of the IPO and, therefore, the Common Stock repurchases/purchases described above will begin 60 days after the closing of the IPO, or March 26, 2024.
Investment Advisory Agreement

Pursuant to the Amended and Restated Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.

Base Management Fee Pursuant to the Amended and Restated Investment Advisory Agreement

The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. The Adviser has agreed to irrevocably waive any portion of the base management fee in excess of 0.75% of our average gross assets calculated in accordance with the Amended and Restated Investment Advisory Agreement for the period from January 24, 2024 to January 24, 2025 (the “Waiver Period”). Waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Amended and Restated Investment Advisory Agreement, the base management fee is payable quarterly in arrears. Base management fees for any partial month or quarter will be appropriately pro-rated.
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
Incentive Fee Pursuant to the Amended and Restated Investment Advisory Agreement
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income, and is subject to an Incentive Fee Cap (as defined below) pursuant to the Amended and Restated Investment Advisory Agreement, and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Amended and Restated Investment Advisory Agreement. Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.
Pursuant to the Amended and Restated Investment Advisory Agreement, we pay our Adviser an incentive fee on our aggregate pre-incentive fee net investment income in respect of (1) for the quarter ending March 31, 2024 (the “First Calendar Quarter”), the First Calendar Quarter, and (2) commencing with the quarter ending June 30, 2024, the current calendar quarter and eleven preceding calendar quarters beginning with the calendar quarter commencing on April 1, 2024 (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commence on or after April 1, 2024) (in either case, the “Trailing Twelve Quarters”).
Pre-incentive fee net investment income in respect of the First Calendar Quarter will be compared to a hurdle rate equal to 1.5% (6.0% annualized), and, if pre-incentive fee net investment income for the First Calendar Quarter exceeds the hurdle rate, the incentive fee will be 100% of pre-incentive fee net investment income until our Adviser has received a “catch up” equal to 17.5%, plus 17.5% of pre-incentive fee net investment income above the catch up.
Commencing with the quarter ending June 30, 2024, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The incentive fee based on income for each calendar quarter will be determined as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which our pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters does not exceed the Hurdle Rate;
•100% of pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.

Commencing with the quarter ending June 30, 2024, each income incentive fee will be subject to an incentive fee cap (the “Incentive Fee Cap”) that in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined herein) during the Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of incentive fee based on income that would otherwise be payable, the amount of incentive fee based on income shall be reduced to an amount equal to the Incentive Fee Cap.
“Cumulative Pre-Incentive Fee Net Return” (A) during the First Calendar Quarter, the sum of Pre-Incentive Fee Net Investment Income in the First Calendar Quarter and (B) during the relevant Trailing Twelve Quarters, the sum of (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters and (y) Adjusted Capital Returns (as defined below) in respect of the Trailing Twelve Quarters. If, in any calendar quarter, the Incentive Fee Cap is zero or a negative value, we shall pay no income incentive fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee calculated as described above, we shall pay the Adviser the Income Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the incentive fee calculated as described above, the we shall pay the Adviser the incentive fee in respect of such quarter. “Adjusted Capital Returns” in respect of a particular period means the sum of aggregate realized losses and aggregate realized capital gains in respect of such period.
For the Waiver Period, the Adviser has irrevocably waived its right to receive each component of the income incentive fee in excess of amounts calculated as described above using (1) 15.0% instead of 17.5% and (2) a catch-up amount (as applicable) calculated using 1.7647% in place of 1.8182%. For periods in which the waiver described in this paragraph is in effect for less than a full quarter or calendar year, as applicable, the applicable incentive fee shall be calculated at a weighted rate during the applicable days in such period during the Waiver Period.
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
The following is a graphical representative of the incentive fee calculation pursuant to the Amended and Restated Investment Advisory Agreement:

Incentive Fee based on Income During the Waiver Period
Percentage of pre-incentive fee net income comprising the Incentive Fee based on Income
(expressed as an annualized rate of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

Incentive Fee based on Income After the Waiver Period
Percentage of pre-incentive fee net income comprising the Incentive Fee based on Income
(expressed as an annualized rate of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

Under the Amended and Restated Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Amended and Restated Investment Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Amended and Restated Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.
For the Waiver Period, the Adviser has irrevocably waived any capital gains incentive fee in excess of amounts calculated as described above using 15.0% instead of 17.5%. For periods in which the waiver described in this paragraph is in effect for less than a full quarter or calendar year, as applicable, the applicable incentive fee shall be calculated at a weighted rate during the applicable days in such period during the Waiver Period.
Our Board of Directors monitors the mix and performance of our investments over time and seeks to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.
Example 1: Income Related Portion of Incentive Fee under Amended and Restated Investment Advisory Agreement:

Alternative 1 — Three Quarters under Amended and Restated Investment Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Amount and Catch-up Amount

Assumptions

Stable net asset value (NAV) of $1.8 billion across all quarters with 1.0x leverage

Hurdle rate(1) = 1.5%

Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%

Pre-incentive fee net investment income for each quarter = 5.0% (*)

No Adjusted Capital Returns each quarter

Assumes no other quarters in the applicable relevant Trailing Twelve Quarters

Incentive fee for first quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million

Hurdle Amount = Q1 NAV × 1.5% = $1.8 billion × 0.015 = $27.0 million

Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Hurdle Amount = $45.0 million — $27.0 million = $18.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $27.0 million (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $32.728 million. This Catch-up Fee Amount equals $5.727 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($45.0 million — $32.7 million) = $2.148 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $7.875 million

Income incentive fee previously paid during the relevant Trailing Twelve Quarters = none

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns in respect of the relevant Trailing Twelve Quarters

Therefore Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters is greater than the income incentive fee and the cap is not applied

Incentive fee for second quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $45.0 million = $90.0 million

Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $3.6 billion × 0.015 = $54.0 million

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) — Hurdle Amount = $90.0 million — $54.0 million = $36.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $54.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $65.5 million. This Catch-up Fee Amount equals $11.455 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($90.0 million — $65.5 million) = $4.295 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $15.750 million

$7.875 million income incentive fee previously paid during the Trailing Twelve Quarters

Total income incentive fee payment for Q2 = income incentive fee payment — amount previously paid = $7.875 million

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns in respect of the relevant Trailing Twelve Quarters

Therefore Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters is greater than income incentive fee and the cap is not applied

Incentive fee for third quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $45.0 million + $45.0 million = $135.0 million

Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $5.4 billion × 0.015 = $81.0 million

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) — Hurdle Amount = $135.0 million — $81.0 million = $54.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $81.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $98.2 million. This Catch-up Fee Amount equals $17.183 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($135.0 million — $98.2 million) = $6.443 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $23.625 million

$15.750 million income incentive fee previously paid during the Trailing Twelve Quarters

Total income incentive fee payment for Q3 = income incentive fee payment — amount previously paid = $7.875 million

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns in respect of the relevant Trailing Twelve Quarters

Therefore Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters is greater than the income incentive fee and the cap is not applied

Alternative 2 — Three Quarters under Amended and Restated Investment Advisory Agreement, in which Pre-Incentive Fee Net Investment Income does not meet the Hurdle Amount for one Quarter

Assumptions

Stable NAV of $1.8 billion across all quarters with 1.0x leverage

Hurdle rate(1) = 1.5%

Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%

Pre-incentive fee net investment income for Q1 = 5.0% (*)

Pre-incentive fee net investment income for Q2 = 3.0% (*)

Pre-incentive fee net investment income for Q3 = 0.0% (*)

No Adjusted Capital Returns each quarter

Assumes no other quarters in the applicable relevant Trailing Twelve Quarters

Incentive fee for first quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million

Hurdle Amount = Q1 NAV × 1.5% = $1.8 billion × 0.015 = $27.0 million

Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Hurdle Amount = $45.0 million — $27.0 million = $18.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $27.0 million (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $32.7 million. This Catch-up Fee Amount equals $5.727 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($45.0 million — $32.7 million) = $2.148 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $7.875 million

No income incentive fee previously paid during the relevant Trailing Twelve Quarters

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjust Capital Returns in respect of the relevant Trailing Twelve Quarters

Therefore Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters is greater than the income incentive fee and the cap is not applied

Incentive fee for second quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $27.0 million = $72.0 million

Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $3.6 billion × 0.015 = $54.0 million

Excess Income Amount = (aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2)) — Hurdle Amount — $72.0 million — $54.0 million = $18.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $54.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $65.5 million. This Catch-up Fee Amount equals $65.5 million — $54.0 million, or $11.455 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($72.0 million — $65.5 million) = $1.145 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $12.600 million

$7.875 million income incentive fee previously paid during the relevant Trailing Twelve Quarters

Total income incentive fee payment for Q2 = income incentive fee payment — amount previously paid = $4.725 million

Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters

Cumulative Net Return = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns in respect of the relevant Trailing Twelve Quarters

Therefore Incentive Fee Cap = 17.5% of Cumulative Net Return during the relevant Trailing Twelve Quarters is greater than the income incentive fee and the cap is not applied

Incentive fee for third quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $27.0 million + $0.0 million = $72.0 million

Hurdle Amount = Q1 NAV + Q2 NAV + Q3 NAV × 1.5% = $5.4 billion × 0.015 = $81.0 million

Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%

Aggregate pre-incentive fee net investment income < Hurdle Amount. Therefore, no income incentive fee is payable for the quarter

Alternative 3 — Three Quarters under Amended and Restated Investment Advisory Agreement in which Pre-Incentive Fee Net Investment Income Exceeds the Hurdle Rate with Net Capital Losses

Assumptions

Stable net asset value (NAV) of $1.8 billion across all quarters with 1.0x leverage

Hurdle rate(1) = 1.5%

Catch-up Amount = 100% of pre-incentive fee net investment income that is greater than the hurdle amount but less than 1.8182%

Pre-incentive fee net investment income for each quarter = 5.0% (*)

Net Realized losses of 0.25% of NAV each in Q1, Q2 and Q3

Assumes no other quarters in the applicable relevant Trailing Twelve Quarters

Incentive fee for first quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million

Hurdle Amount = Q1 NAV × 1.5% = $1.8 billion × 0.015 = $27.0 million

Excess Income Amount = pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Hurdle Amount = $45.0 million — $27.0 million = $18.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $27.0 million (the Hurdle Amount) but less than 1.8182% × Q1 NAV, or $32.7 million. This Catch-up Fee Amount equals $5.727 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($45.0 million — $32.7 million) = $2.148 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $7.875 million

Incentive Fee Cap = 17.5% of Cumulative Net Return during the Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns during the relevant Trailing Twelve Quarters

Adjusted Capital Returns (losses) = $9.0 million

Cumulative Net Return = $45.0 million — $9.0 million = $36.0 million

Therefore Incentive Fee Cap = 17.5% × $36.0 million = $6.300 million. Since the Incentive Fee Cap ($6.300 million) is less than the income incentive fee ($7.875 million), the Incentive Fee Cap is applied and a $6.300 million income incentive fee is paid for the quarter

Incentive fee for second quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $45.0 million = $90.0 million

Hurdle Amount = (Q1 NAV + Q2 NAV) × 1.5% = $3.6 billion × 0.015 = $54.0 million

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1 and Q2) — Hurdle Amount = $90.0 million — $54.0 million = $36.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $54.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV), or $65.5 million. This Catch-up Fee Amount equals $11.455 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($90.0 million — $65.5 million) = $4.295 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $15.750 million

Total income incentive fee for Q2 = Catch-up Fee Amount + Post Catch-up Fee Amount — Q1 income incentive fee = $7.875 million

Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters — income incentive fees previously paid for the Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Adjusted Capital Returns in respect of the Trailing Twelve Quarters

Net Adjusted Capital Returns (losses) = $18.0 million Cumulative Net Return = $90.0 million — $18.0 million = $72.0 million

Therefore Incentive Fee Cap = (17.5% × $72.0 million) — $6.300 million = $6.300 million. Since the Incentive Fee Cap ($6.300 million) is less than the income incentive fee ($7.875 million), the Incentive Fee Cap is applied and a $6.300 million income incentive fee is paid for the quarter

Incentive fee for third quarter

Aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters = $45.0 million + $45.0 million + $45.0 million = $135.0 million

Hurdle Amount = (Q1 NAV + Q2 NAV + Q3 NAV) × 1.5% = $5.4 billion × 0.015 = $81.0 million

Excess Income Amount = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters (e.g., Q1, Q2 and Q3) — Hurdle Amount = $135.0 million — $81.0 million = $54.0 million

Catch-up Fee Amount = 100% of pre-incentive fee net investment income that is greater than $81.0 million (the Hurdle Amount) but less than 1.8182% × (Q1 NAV + Q2 NAV + Q3 NAV), or $98.2 million. This Catch-up Fee Amount equals $17.183 million

Post Catch-up Fee Amount = 17.5% of pre-incentive fee net investment income that exceeds the Catch-up Amount = 0.175 × ($135.0 million — $98.2 million) = $6.443 million

Catch-up Fee Amount + Post Catch-up Fee Amount = income incentive fee payment = $23.626 million

Total income incentive fee for Q3 = Catch-up Fee Amount + Post Catch-up Fee Amount — Q1 income incentive fee — Q1 income incentive fee = $7.875 million

Incentive Fee Cap = 17.5% of Cumulative Net Return for the Trailing Twelve Quarters — income incentive fees previously paid for the Trailing Twelve Quarters

Cumulative Net Return = aggregate pre-incentive fee net investment income during the relevant Trailing Twelve Quarters — Net Capital Loss in respect of the Trailing Twelve Quarters

Net Capital Loss = $27.0 million

Cumulative Net Return = $135.0 million — $27.0 million = $108.0 million

Therefore Incentive Fee Cap = (17.5% × $108.0 million) — $12.600 million previously paid during the Trailing Twelve Quarters = $6.300 million. Since the Incentive Fee Cap ($6.3 million) is less than the income incentive fee ($7.875 million), the Incentive Fee Cap is applied and a $6.300 million income incentive fee is paid for the quarter

(1) Represents 6.0% annualized hurdle rate
* Hypothetical Pre incentive fee net investment income is comprised of investment income net of cost of debt, management fees, other expenses and before incentive fees
** Amount included in above example are rounded to the nearest 3 decimals in millions, where applicable
Administration Agreement
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and allocated appropriately among us and other funds sponsored or advised by the Administrator and its affiliates. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
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
•Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
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
Risks Relating to Our Common Stock
•The market price of our Common Stock may be volatile and may fluctuate significantly.
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
Regulation as a Business Development Company
General
On November 25, 2019, we elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S. based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets. On January 26, 2024, we closed our IPO issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Our Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024. BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We have elected to be treated and intend to qualify annually as a RIC. See “Certain Material U.S. Federal Income Tax Considerations.”
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On December 16, 2019, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of December 17, 2019. As a result of stockholder approval, effective December 17, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%, so long as we meet certain disclosure requirements, which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly-owned, consolidated subsidiaries.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. Our codes of ethics is available on our website at www.msdl.com. The Code of Ethics of the Adviser is available on the SEC's website at www.sec.gov and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures are reviewed periodically by our Adviser and our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Investment Advisers Act of 1940, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Adviser votes proxies relating to our portfolio securities in what it believes to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, the Adviser requires that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in us, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
We and the Adviser each treat all of the nonpublic personal information we receive with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in us and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us. The privacy policy is available on our website at www.msdl.com.
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries will comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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

•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any such time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Reporting Obligations and Available Information
We make available, free of charge, on our website our annual reports containing audited financial statements, quarterly reports, and other periodic reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is www.msdl.com. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.
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
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
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
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our ICTI to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other ICTI during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in Common Stock.
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

On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law- governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law- governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex. The market transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any securities, linked to LIBOR, or the applicable benchmark rate, loans and derivatives that are included in our assets and liabilities;
•Require further extensive changes to documentation that governs or reference based products using applicable benchmark rate, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding transactions;
•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in investments, that utilize certain benchmark rates, the transition from one benchmark rate to other benchmark rates, including through fallback language, legislative requirements or other related provisions, or, in connection with any economic, legal, operational or other impact resulting from the fundamental differences of the various alternative reference rates;
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
In addition, the failure of any alternative benchmark rate to gain or maintain market acceptance could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. Depending on several factors, including those set forth above, our business, financial condition and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates. As of December 31, 2023, we did not hold any investments in our debt portfolio that bore interest at a floating rate determined on the basis of LIBOR.
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
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the co-investment exemptive order applicable to us, or, as amended, the exemptive order, we often co-invest in portfolio investments with other Affiliated Investment Accounts. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance. Our financial condition and results of operation depend on our ability to manage future growth effectively.
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
In the course of our investing activities, we pay a management fee and incentive fees to the Adviser. The base management fee is based on our average gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in shares of our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our average gross assets, the Adviser benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor us and our stockholders.
In addition, as additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average return on our portfolio. Thus, if we incur additional leverage, our Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains.

As a result, our Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. PIK interest and OID, would increase our pre-incentive fee net investment income by increasing the size of the loan balance of underlying loans and increasing our assets under management and makes it easier for our Adviser to surpass the hurdle rate and increase the amount of incentive fees payable to our Adviser.
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
We have entered into a license agreement, or the License Agreement, with Morgan Stanley Investment Management, Inc., an affiliate of our Adviser, under which Morgan Stanley Investment Management, Inc. has granted us a non-exclusive, royalty-free license to use the name “Morgan Stanley.” In addition, we pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. These arrangements create conflicts of interest that our Board of Directors monitors.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser exemptive relief (the "Order") that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Stock as of December 31, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023 (1)	(24.9)%	(15.3)%	(5.7)%	3.9%	13.5%
(1) Assumes $3,306,734 million in total assets, $1,502,263 million in debt outstanding and $1,721,151 million in net assets as of December 31, 2023, and an effective weighted average annual interest of 6.51% as of December 31, 2023 (excluding unused fees and financing costs).
Based on our outstanding indebtedness of $1,502,263 million as of December 31, 2023 and the effective weighted average annual interest rate of 6.51% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 2.96% to cover annual interest payments on the outstanding debt.
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

In addition to regulatory limitations on our ability to raise capital, each of our Credit Facilities and the documents governing the Notes contains various covenants, which, if not complied with, could accelerate our repayment obligations under such facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
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

On February 11, 2022, we issued $425.0 million in aggregate principal amount of 2027 Notes. Pursuant to a Registration Statement on Form N-14 (File No. 333-264774), on July 20, 2022, we closed an exchange offer in which holders of our 2027 Notes that were restricted because they were issued in a private placement, or the Restricted 2027 Notes, were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms, or the Unrestricted 2027.
On September 13, 2022, we issued $275.0 million in aggregate principal amount of 2025 Notes.
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
The Note Purchase Agreement under which the 2025 Notes were issued, or the Note Purchase Agreement, contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business and permitted liens. In addition, the Note Purchase Agreement contains the following financial covenants: (a) maintaining a minimum shareholders’ equity, measured as of each fiscal quarter-end and (b) not permitting our asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders to be less than the statutory minimum then applicable to us under the 1940 Act.
Our continued compliance with the covenants contained under the Credit Facilities, the Indenture and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facilities and the Note Purchase Agreement have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facilities or represented by the 2027 Notes or the 2025 Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
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
We may be subject to risks associated with any CLOs, we enter into to finance our investments.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results. For more information, see “—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have negative impact on our business and operations.”
Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has accelerated across sectors and regions in recent periods. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand and other factors, inflation has accelerated in the United States. and globally. Higher inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy could continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
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
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2023, approximately 24% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
The lack of liquidity in our investments may adversely affect our business.
Our investments are illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company.
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
The day-to-day operations of each portfolio company in which we invest are the responsibility of that portfolio company’s management team. Although we are responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.
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
Risks Relating to an Investment in our Common Stock
We cannot assure you that the market price of our Common Stock will not decline below the IPO price or below our net asset value. The market price of our Common Stock may be volatile and may fluctuate significantly.
We currently list our Common Stock on the NYSE under the symbol “MSDL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our Common Stock will trade. The IPO offering price for our Common Stock was determined through our negotiations with the IPO underwriters and may not bear any relationship to the market price at which it may trade in the future. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our Common Stock will trade at, above or below net asset value. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell Common Stock purchased in the offering soon after the offering. In addition, if our Common Stock trades below its net asset value, we will generally not be able to sell additional Common Stock to the public at its market price without first obtaining the approval of a majority of our stockholders (including a majority of our unaffiliated stockholder) and our independent directors for such issuance.

The market price and liquidity of the market for our Common Stock that will prevail in the market after this offering may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•Significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•Price and volume fluctuations in the overall stock market from time to time;
•The inclusion or exclusion of our Common Stock from certain indices;

•Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•Loss of RIC tax treatment or BDC status;
•Distributions that exceed our net investment income and net income as reported according to the generally accepted accounting principles in the United States of America;
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
•Escalation of tensions and conflicts in Europe and elsewhere, including in Ukraine and Russia, Israel and Gaza, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•Elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•The impact of supply chain constraints on our portfolio companies and the global economy;
•Loss of a major funding source;
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern, such as the Coronavirus pandemic, in the United States as well as worldwide.

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
Purchases of our Common Stock by us under the Company 10b5-1 Plan may result in the price of our Common Stock being higher than the price might otherwise exist in the open market.
On September 11, 2023, our Board of Directors approved the Company 10b5-1 Plan which we entered into on January 25, 2024. Under the Company 10b5-1 Plan, Wells Fargo Securities, LLC, as agent for the Company, will acquire up to $100 million in the aggregate of our Common Stock during the period beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
The “restricted period” under Regulation M ended upon the closing of the IPO and, therefore, the Common Stock repurchases/purchases described above will begin 60 days after the closing of the IPO, or March 26, 2024.
Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our Common Stock or retarding a decline in the market price of the Common Stock, and, as a result, the price of our Common Stock may be higher than the price that otherwise might exist in the open market.
Purchases of our Common Stock by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share.
The Company 10b5-1 Plan is intended to require Wells Fargo Securities, LLC, as our agent, to repurchase our Common Stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our Common Stock declines, subject to volume restrictions.
Because purchases under the Company 10b5-1 Plan will be made beginning at any price below our most recently reported net asset value per share, if our net asset value per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new net asset value per share for that quarter may result in dilution to our net asset value per share. This dilution would occur because we would repurchase Common Stock under the Company 10b5-1 Plan at a price above the net asset value per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our stockholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of Common Stock that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.
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
Sales of substantial amounts of our Common Stock in the public market, including shares of our Common Stock held by MS Credit Partners Holdings, may have an adverse effect on the market price of our Common Stock.
The shares of Common Stock sold in the IPO will be freely tradable without restriction or limitation under the Securities Act.
Each of MS Credit Partners Holdings and our directors, officers and members of the Investment Committee agreed that they will not transfer their shares in accordance with the transfer restrictions provided for in a lock-up agreement with the underwriters in our IPO for a period of 365 days after the date of the prospectus relating to the IPO, which was January 23, 2024.
Certain other stockholders holding in the aggregate approximately 88.0% of the outstanding shares of Common Stock agreed that they will not transfer their shares that they own prior to the IPO in accordance with the transfer restrictions provided for in a lock-up agreement with the underwriters in our IPO for 365 days after January 23, 2024 (or January 22, 2025), provided, however that (i) 33% of the shares of our Common Stock held by such stockholder prior to this offering will be automatically released from the transfer restrictions at any time beginning 180 days after January 23, 2024 (or July 21, 2024), (ii) an additional 33% of the shares of our Common Stock held by such stockholder prior to this offering will be automatically released from the transfer restrictions at any time beginning 270 days after January 23, 2024 (or October 19, 2024), and (iii) the remaining 33% of the shares of our Common Stock held by such stockholder prior to this offering will be released from such transfer restrictions 365 days after January 23, 2024 (or January 22, 2025).
Following this offering and the expiration of applicable lock-up periods with the underwriters for MS Credit Partners Holdings, directors, officers and stockholders of our outstanding shares of Common Stock, and subject to applicable securities laws, including Rule 144, sales of substantial amounts of our Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our Common Stock. If these sales occur, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our Common Stock prevailing from time to time.
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
Our stockholders will experience dilution in their ownership percentage if they do not participate in our DRIP.
On January 26, 2024, we adopted an “opt out” DRIP pursuant to which all distributions declared will be automatically reinvested in shares of our Common Stock unless stockholders elect to receive their distributions in cash. As a result, our stockholders that do not participate in our DRIP will experience dilution in their ownership percentage of our Common Stock over time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Policy and Dividend Reinvestment Plan” for a description of our dividend policy and obligations.
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

As of December 31, 2023, our total consolidated indebtedness was approximately $1.5 billion, approximately $0.8 billion of which was secured by our assets. The Notes are not obligations of Morgan Stanley nor are they guaranteed by Morgan Stanley and Morgan Stanley has no obligation to pay any amounts due on the Notes. The Company is not a subsidiary of or consolidated with Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the MS BDCs on the MS Private Credit platform, even during periods of financial distress.
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
As of December 31, 2023, approximately $1.5 billion of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the 2027 Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the holders of the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the 2027 Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2027 Notes.
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
The Restricted 2027 Notes and the 2025 Notes have not been registered under the Securities Act. Accordingly, the Restricted 2027 Notes and the 2025 Notes may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a noteholder may transfer or resell the Restricted 2027 Notes or the 2025 Notes in the United States only in a transaction exempt from the registration requirements of Securities Act and applicable state securities laws or pursuant to an effective registration statement, and a noteholder may be required to bear the risk of its investment until the maturity of the Restricted 2027 Notes or 2025 Notes, as applicable.
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
From time to time, capital markets may experience periods of volatility and instability for a variety of reasons. We are currently operating in a period of market volatility, as a result of, among other factors, elevated levels of inflation. Uncertainty remains as to the probability of, and length and depth of a global recession and the impact of actions taken by the Federal Reserve, foreign central banks and other U.S. and global governmental entities. Government spending, government policies, including recent increases in certain interest rates by the Federal Reserve and other global central banks, the failure of certain regional banks earlier this year and the potential for disruptions in the availability of credit in the United States and elsewhere, in conjunction with other factors have led and could continue to lead to a continued inflationary economic environment that could affect the Company’s portfolio companies, the Company’s financial condition and the Company’s results of operations. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The full impact of any such risks is uncertain and difficult to predict.
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
Certain tax law changes have been enacted, including, among others, a minimum tax on book income and profits of certain multinational corporations. Such legislative changes, any other significant changes in economic or tax policy and/or government programs, as well as any future such changes could have a material adverse impact on us and on our investments.
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
In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
•The last day of the fiscal year ending after the fifth anniversary of the IPO;
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes- Oxley Act and related rules, we and the value of our securities would be adversely affected.

Additionally, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes- Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the
FDIC and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such FDIC insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
The Company and the broader financial services industry face an increasingly complex and evolving threat environment.
Morgan Stanley has made and continues to make substantial investments in cybersecurity and fraud prevention technology, and employ experienced talent to lead its Cybersecurity and Information Security organizations and program under the oversight of Morgan Stanley’s Board of Directors (the “MS Board”) and the Operations and Technology Committee of the MS Board (“BOTC”).

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program to address the evolving cybersecurity threat landscape and comply with extensive legal and regulatory expectations.
The Adviser and the Administrator manage the Company’s day-to-day operations, and the Company uses the Cybersecurity Program to assess, identify and manage material cybersecurity risks affecting the Company and its operations. The Company’s business is dependent on the communications and information systems of Morgan Stanley, including but not limited to the Cybersecurity Program, and other third-party service providers.
Processes for assessing, identifying, and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program takes into account industry best practices and addresses risks from cybersecurity threats to the Firm’s network, infrastructure, computing environment, and the third-parties Morgan Stanley relies on, including third parties relied on by the Company. Morgan Stanley periodically assesses the design of its cybersecurity controls against the Cyber Risk Institute Cyber Profile, which is based on the National Institute of Standards and Technology Cybersecurity (“NIST”) Framework for Improving Critical Infrastructure Cybersecurity, as well as against global cybersecurity regulations, and develops improvements to those controls in response to those assessments. Morgan Stanley’s Cybersecurity Program also includes cybersecurity and information security policies, procedures, and technologies that are designed to address regulatory requirements and protect Morgan Stanley’s clients’, employees’ and own data, and the data of the Company and its officers and stockholders, against unauthorized disclosure, modification, and misuse. These policies, procedures, and technologies cover a broad range of areas, including: identification of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, and recovery planning.
Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley forensics team, which develops and implements technologies designed to help detect these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Where a potential threat is identified in Morgan Stanley’s environment or which impacts the Company, Morgan Stanley’s incident response team evaluates the potential impact to the Firm and, as relevant, the Company, and coordinates remediation where required. These groups, as well as Morgan Stanley’s Operational Risk Department, review external cybersecurity incidents that may be relevant to the Firm and the Company, and the outcomes of these incidents further inform the design of the Cybersecurity Program. In addition, Morgan Stanley maintains a robust global training program on cybersecurity risks and requirements and conducts regular training exercises for its employees and consultants, including those personnel relied upon by the Company.
Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.
Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, certain elements of the Cybersecurity Program are subject to an audit by an independent consultant, as well as an assessment by a separate, independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.
Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Risk, is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company. Those processes are periodically tested through tabletop exercises.
The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally and relies on the CIO, CISO, and Head of Operational Risk to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of Operational Risk has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.
Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of Operational Risk report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.
Board oversight of risks from cybersecurity threats
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, the CISO, and the Head of Operational Risk, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2023, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties
Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.
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
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except per share amounts)
Market Information
Our Common Stock began trading on the NYSE on January 24, 2024 under the symbol “MSDL” in connection with the IPO. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of Common Stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our

Common Stock will trade at, above, or below net asset value per share. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.” On February 29, 2024, the last reported closing sales price of our Common Stock on the NYSE was $19.69 per share, which represented a discount of approximately 4.7% to net asset value per share reported by us as of December 31, 2023.
Prior to our IPO, the shares of our Common Stock were offered and sold in transactions exempt from registration under the Securities Act. As such, there was no public market for shares of our common stock during the year ended December 31, 2023.
Holders
As of March 1, 2024, we had 6,539 stockholders of record, which did not include stockholders for whom shares are held in "nominee" or "street name."
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
Dividend Reinvestment Plan
Prior to January 26, 2024, we had an “opt in” DRIP. As a result, if our Board of Directors authorized, and we declared, a cash dividend or distribution, our stockholders could elect to “opt in” to our DRIP and have their cash dividends or distributions automatically reinvested in additional shares of our Common Stock, rather than receiving cash. Stockholders who do not make such an election will receive their distributions in cash.
Prior to January 26, 2024, we used newly issued shares of Common Stock to implement the DRIP, with such shares were issued at a per-share price as determined by our Board of Directors (including any committee thereof), which price would be determined prior to the issuance of shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act.
Effective as of January 26, 2024, we adopted an “opt out” DRIP that provides for reinvestment of dividends and other distributions on behalf of stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then the stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
For the avoidance of doubt, our stockholders who did not elect to “opt in” to the DRIP in effect prior to the effective date of the “opt out” DRIP will be deemed to have made an election to “opt out” of our DRIP as of the effective date of the “opt out” DRIP and to continue to receive cash.
No action is required on the part of a registered stockholder to have their cash dividend or other distribution reinvested in shares of our Common Stock. A registered stockholder may elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. The plan administrator will set up an account for each stockholder to acquire shares of Common Stock in non-certificated form through the plan if such stockholders have elected to receive their distributions in shares of Common Stock. Those stockholders who hold shares of Common Stock through a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.
The Board reserves the right, subject to the provisions of the 1940 Act, to either issue new shares of Common Stock or to make open market purchases of shares of Common Stock for the accounts of participants or a combination of each. The number of shares of Common Stock to be issued to a participant is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our Common Stock at the close of regular trading on the NYSE on the date of such distribution and/or the price to be paid to acquire shares of Common Stock on the NYSE pursuant to the DRIP, provided that in the event the market price per share on the date of such distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of the most recently computed net asset value per share or 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). The market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their reported bid and asked prices.
There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us.
Stockholders who receive dividends and other distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. However, since a participating stockholder’s cash dividends would be reinvested in shares of our Common Stock, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a dividend or other distribution from us will generally be equal to the cash that would have been received if the stockholder had received the distribution in cash. Any shares of Common Stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.
The following table summarizes our distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	40,735	(1)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	43,211	(2)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	49,968	(3)
Total Distributions			$2.27	$169,291
(1) Includes a supplemental distribution of $0.07.
(2) Includes a supplemental distribution of $0.10.
(3) Includes a special distribution of $0.10.
Pursuant to our DRIP(1), the following table summarizes the amounts received and shares issued to stockholders who had “opted in” to the DRIP during the year ended December 31, 2023:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
July 25, 2023	554,001	11,274
October 25, 2023	579,388	12,022
Total	2,061,345	$41,885
(1)During the fiscal year ended December 31, 2023, the Company had an “opt in” DRIP in effect, pursuant to which stockholders who had elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
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
Pursuant to our DRIP(1), the following table summarizes the amounts received and shares issued to stockholders who had “opted in” to the DRIP during the year ended December 31, 2022:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
July 27, 2022	372,338	7,614
October 19, 2022	408,126	8,204
Total	1,471,567	$30,322
(1)During the fiscal year ended December 31, 2022, the Company had an “opt in” DRIP in effect, pursuant to which stockholders who had elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR).
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
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:
•initial organization costs and offering costs incurred prior to the filing of our election to be regulated as a BDC
•costs associated with our initial private offering;
•costs of any other offerings of our Common Stock and other securities;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•base management fee and any incentive fees payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
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
•costs of derivatives and hedging;
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
•fees and expenses associated with marketing efforts;
•any fidelity bond required by applicable law;
•any necessary insurance premiums;
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
PORTFOLIO, INVESTMENT ACTIVITY AND RESULTS OF OPERATIONS
The composition of our portfolio is presented below:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,027,413	$3,004,544	94.1%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	146,014	132,415	4.1	136,620	128,350	4.5
Other Investments	53,349	56,602	1.8	49,406	51,127	1.7
Total	$3,226,776	$3,193,561	100.0%	$2,939,646	$2,873,588	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	December 31, 2023	December 31, 2022
Number of portfolio companies	172	150
Number of new investment commitments in portfolio companies	29	59
Number of portfolio companies exited or fully repaid	7	7
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	12.0%	10.9%
Weighted average yield on debt and income producing investments, at fair value(3)	12.1%	11.2%
Weighted average 12-month EBITDA	$153.1	$124.0
Weighted average net leverage through tranche(4)	6.0x	6.0x
Weighted average loan to value of our portfolio companies(5)	43.0%	44.0%
Percentage of debt investments with one or more financial covenants	74.6%	78.0%
Percentage of our debt investments that are sponsor backed	98.5%	98.5%
Percentage of loans and other debt in support of LBOs and acquisitions	76.3%	79.2%
Percentage of our debt portfolio subject to business cycle volatility	6.0%	6.5%
Percentage of our total portfolio on non-accrual, at cost	0.6%	0.1%
Our weighted average interest coverage was 1.5x(6) as of December 31, 2023. The average position size of our investments was approximately $18.6 million, or 0.6% of total fair value and our top ten portfolio companies represented approximately 20.3% of total fair value.

1 Calculated as a percentage of gross debt commitments (funds and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender, interest coverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2 Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
3 Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein..
4 Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
5 Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.
6 Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2023	December 31, 2022
New Investments Committed
Gross Principal Balance(1)	$667,870	$809,313
Less: Syndications	(40,751)	(69,477)
Net New Investments Committed	$627,119	$739,836
Investments, at Cost
Investments, beginning of period	$2,939,646	$2,373,435
New investments purchased	632,105	945,209
Net accretion of discount on investments	11,314	11,418
Payment-in-kind	6,069	2,714
Net realized gain (loss) on investments	118	537
Investments sold or repaid	(362,476)	(393,667)
Investments, end of period	$3,226,776	$2,939,646
Amount of investments funded, at principal
First lien debt investments	$637,946	$938,043
Second lien debt investments	8,588	16,033
Other Investments(2)	1,812	8,315
Total	$648,346	$962,391
Amount of investments sold/fully repaid, at principal
First lien debt investments	$239,383	$207,907
Second lien debt investments	—	—
Other Investments(2)	—	—
Total	$239,383	$207,907

(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of other investments funded.

Investment Performance Rating
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
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Category 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Category 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Category 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Category 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Category 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Category 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Category 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Category 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$5,950	0.2%	$—	—%
Risk rating 2	3,126,464	97.9	2,844,451	99.0
Risk rating 3	49,257	1.5	29,137	1.0
Risk rating 4	11,890	0.4	—	—
	$3,193,561	100.0%	$2,873,588	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2023	December 31, 2022
Total investment income	$367,738	$230,593
Less: Net expenses	168,158	102,249
Net investment income	199,580	128,344
Less: Excise tax expense	1,519	334
Net investment income (loss) after taxes	198,061	128,010
Net change in unrealized appreciation (depreciation)	32,835	(80,005)
Net realized gain (loss)	118	537
Net increase (decrease) in net assets resulting from operations	$231,014	$48,542
Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Investment income:
Interest income	$355,530	$223,119
Payment-in-kind	4,276	1,626
Dividend income	2,124	1,488
Other income	5,808	4,360
Total investment income	$367,738	$230,593
Total investment income increased from $230,593 for the year ended December 31, 2022 to $367,738 for the year ended December 31, 2023. The increase was primarily driven by our deployment of capital and rising SOFR rates on our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $2,939,646 as of December 31, 2022 to $3,226,776 as of December 31, 2023. Weighted average asset yield of debt investments at cost increased from 10.9% at December 31, 2022 to 12.0% at December 31, 2023.
Expenses
Expenses were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Expenses:
Interest and other financing expenses	$112,883	$67,182
Management fees	30,550	26,715
Income based incentive fees	42,012	26,635
Capital gains incentive fees	—	(2,441)
Professional fees	4,470	3,206
Directors’ fees	345	362
Administrative service fees	178	72
General and other expenses	633	510
Total expenses	191,071	122,241
Expense support	—	44
Management fees waiver	(22,913)	(20,036)
Net expenses	$168,158	$102,249
Excise tax expense	$1,519	$334
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $112,883 and $67,182 for the year ended December 31, 2023 and December 31, 2022, respectively. The increase was primarily due to higher average borrowings outstanding over time, increased reference rates and higher cost of unsecured debt issued. For the year ended December 31, 2023 and December 31, 2022, average borrowings outstanding were $1,576,285 and $1,432,492, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023 and December 31, 2022 were 6.51% and 4.05%, respectively.
Management Fees
The base management fees, net of waiver, were $7,637 and $6,679 for the year ended December 31, 2023 and December 31, 2022. The increases were primarily due to an increase in average gross assets.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees were $42,012 and $26,635 for the year ended December 31, 2023 and December 31, 2022. The increases were primarily due to an increase in pre-incentive fee net investment income. For the year ended December 31, 2023, there was $0 capital gains incentive fees accrued to the Investment Adviser. For the year ended December 31, 2022, $2,441 of previously accrued capital gains incentive fees to the Investment Adviser were reversed due to changes in unrealized depreciation on investments during the period.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2023	December 31, 2022
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$118	$537
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	32,835	(80,005)
Net realized and unrealized gains (losses)	$32,953	$(79,468)

For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $32,835, was primarily the result of the changes in spreads in the primary and secondary markets. For the year ended December 31, 2022, net change in unrealized depreciation on our investments of $80,005 was primarily driven by a widening credit spread environment and volatile markets.
For further details of the consolidated results of operations for the year ended December 31, 2021, see annual report Form 10-K filed on March 9, 2023.
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
As of December 31, 2023, we had approximately $69.7 million of cash, which taken together with our approximately $318.0 million and $599.5 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2023, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $295.0 million.
Equity
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Share Issuance Date	Shares Issued	Amount
October 04, 2023	10,680,808	$220,238
Total	10,680,808	$220,238
Following the above capital call, the Company does not have any remaining undrawn capital commitments.
The total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022 were as follows:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
July 28, 2022	3,903,231	79,821
December 23, 2022	4,775,721	94,604
Total	12,227,084	$249,291
Distributions and Dividend Reinvestment
The following tables summarize our distributions declared and payable for the year ended December 31, 2023 and December 31, 2022, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	40,735	(1)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	43,211	(2)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	49,968	(3)
Total Distributions			$2.27	$169,291

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 25, 2022	March 25, 2022	April 27, 2022	$0.48	$27,455
June 24, 2022	June 24, 2022	July 27, 2022	0.47	28,601
September 26, 2022	September 28, 2022	October 19, 2022	0.47	30,611
December 20, 2022	December 20, 2022	January 25, 2023	0.50	32,770
Total Distributions			$1.92	$119,437
(1)Includes a regular distribution to stockholders in the amount of $0.50 per share and a supplemental distribution to the stockholders in the amount of $0.07 per share.
(2)Includes a regular distribution to stockholders in the amount of $0.50 per share and a supplemental distribution to the stockholders in the amount of $0.10 per share.
(3)Includes a regular distribution to stockholders in the amount of $0.50 per share and a special distribution to the stockholders in the amount of $0.10 per share.
Prior to January 26, 2024, we had an “opt in” dividend reinvestment plan, or the DRIP. As a result, our stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. We adopted an “opt out” DRIP effective as of January 26, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.
The following tables summarize DRIP(1) shares issued and amounts for the year ended December 31, 2023 and December 31, 2022, respectively:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
July 25, 2023	554,001	11,274
October 25, 2023	579,388	12,022
Total	2,061,345	$41,885

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
July 27, 2022	372,338	7,614
October 19, 2022	408,126	8,204
Total	1,471,567	$30,322
(1)During the fiscal years ended December 31, 2023 and December 31, 2022, the Company had an “opt in” DRIP in effect, pursuant to which stockholders who had elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.

Debt
Our outstanding debt obligations were as follows:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$282,000	$318,000	$600,000	$400,000	$200,000
Truist Credit Facility(1)(2)	1,120,000	520,263	599,484	975,000	432,254	538,521
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,502,263	$917,484	$2,275,000	$1,532,254	$738,521
(1)As of December 31, 2023 and December 31, 2022, a letter of credit of $253 and $4,225, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(2)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively.
(3)As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively. As of December

31, 2022, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
IPO
On January 26, 2024, we closed our IPO, issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.
Investment Advisory Agreement
On January 24, 2024, we entered into an Amended and Restated Investment Advisory Agreement. The Amended and Restated Investment Advisory Agreement incorporates (i) a cumulative three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized capital loss, if any, during the applicable three-year lookback period. From January 24, 2024 to January 24, 2025 the Adviser has also agreed to waive any portion of the base management fee in excess of 0.75% and each component of the incentive fee above 15%. For additional detail, see “Item 1. Business—Investment Advisory Agreement.” Otherwise, no material changes were made as compared to the Original Investment Advisory Agreement.
Dividend Declarations
On January 11, 2024, the Board of Directors declared the following special distributions:

Record Date	Special Distribution Amount (per Share)
195 days after the date of the final prospectus relating to the Company’s IPO	$0.10
285 days after the date of the final prospectus relating to the Company’s IPO	$0.10

The payable date of each of the above distributions shall be on or about 25 days after the end of the calendar quarter in which the record date occurred, or if such date is not a business day, the preceding business day. Shares of Common Stock sold pursuant to the prospectus relating to the Company's IPO will be entitled to receive these distributions.
On February 29, 2024, the Board of Directors of the Company declared a regular distribution to stockholders in the amount of $0.50 per share. The distributions will be payable on or around April 25, 2024 to stockholders of record as of March 29, 2024.
Share Repurchase Plan
On January 25, 2024, we entered into the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company 10b5-1 Plan was approved by our Board of Directors on September 11, 2023. The Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as our agent, to repurchase Common Stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of our Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan , (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. The “restricted period” under Regulation M ended upon the closing of our IPO and, therefore, the Common Stock repurchases/purchases described above will begin 60 days after the closing of the IPO, or March 26, 2024.
Dividend Reinvestment Plan
Effective January 26, 2024, the Company has adopted an “opt out” DRIP that provides for reinvestment of dividends and other distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
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
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the License Agreement.
See Note 3. “Related Party Transactions” to our consolidated financial statements included in this report.
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
As of December 31, 2023, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2023) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$96,036	$(24,068)	$71,968
Up 200 basis points	$64,024	$(16,045)	$47,979
Up 100 basis points	$32,012	$(8,023)	$23,989
Up 25 basis points	$8,003	$(2,006)	$5,997
Down 25 basis points	$(8,003)	$2,006	$(5,997)
Down 100 basis points	$(32,012)	$8,023	$(23,989)
Down 200 basis points	$(64,024)	$16,045	$(47,979)
Down 300 basis points	$(96,036)	$24,068	$(71,968)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period then ended, the financial highlights for each of the four years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/Deloitte & Touche LLP

New York, NY
March 1, 2024

We have served as the Company's auditor since 2019.

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	December 31, 2023	December 31, 2022
	(Audited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,226,776 and $2,939,646)	$3,193,561	$2,873,588
Cash	69,705	81,215
Deferred financing costs	14,317	7,624
Interest and dividend receivable from non-controlled/non-affiliated investments	28,884	20,911
Subscription receivable	41	2,556
Receivable for investments sold/repaid	173	188
Prepaid expenses and other assets	53	40
Total assets	3,306,734	2,986,122

Liabilities
Debt (net of unamortized debt issuance costs of $5,564 and $7,899)	1,496,032	1,523,475
Payable for investment purchased	8	—
Payable to affiliates (Note 3)	2,870	2,086
Dividends payable	49,968	33,058
Management fees payable	2,012	1,783
Income based incentive fees payable	11,766	8,118
Interest payable	18,823	17,019
Accrued expenses and other liabilities	4,104	3,278
Total liabilities	1,585,583	1,588,817

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (100,000,000 shares authorized; 83,278,831 and 70,536,678 shares issued and outstanding)	83	71
Paid-in capital in excess of par value	1,712,609	1,452,013
Total distributable earnings (loss)	8,459	(54,779)
Total net assets	$1,721,151	$1,397,305
Total liabilities and net assets	$3,306,734	$2,986,122
Net asset value per share	$20.67	$19.81

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$355,530	$223,119	$108,277
Payment-in-kind	4,276	1,626	1,021
Dividend income	2,124	1,488	409
Other income	5,808	4,360	10,109
Total investment income	367,738	230,593	119,816

Expenses:
Interest and other financing expenses	112,883	67,182	21,015
Management fees	30,550	26,715	13,860
Income based incentive fees	42,012	26,635	15,852
Capital gains incentive fees	—	(2,441)	1,809
Professional fees	4,470	3,206	2,440
Offering costs	—	—	42
Directors’ fees	345	362	336
Administrative service fees	178	72	212
General and other expenses	633	510	1,538
Total expenses	191,071	122,241	57,104
Expense support (Note 3)	—	44	98
Management fees waiver (Note 3)	(22,913)	(20,036)	(10,395)
Net expenses	168,158	102,249	46,807
Net investment income (loss) before taxes	199,580	128,344	73,009
Excise tax expense	1,519	334	80
Net investment income/(loss) after taxes	198,061	128,010	72,929

Net realized and unrealized gain (loss) on investment transactions:
Net realized gain (loss) on non-controlled/non-affiliated investments	118	537	1,895
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	32,835	(80,005)	8,431
Net realized and unrealized gain (loss)	32,953	(79,468)	10,326
Net increase (decrease) in net assets resulting from operations	$231,014	$48,542	$83,255

Per share information—basic and diluted
Net investment income (loss) per share (basic and diluted)	$2.67	$2.08	$2.34
Earnings (loss) per share (basic and diluted)	$3.11	$0.79	$2.67
Weighted average shares outstanding	74,239,743	61,676,363	31,159,302

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share amount)

	For the Year Ended
	December 31, 2023	December 31, 2022		December 31, 2021
Net assets at beginning of period	$1,397,305	$1,188,587		$301,620
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	198,061	128,010		72,929
Net realized gain (loss)	118	537		1,895
Net change in unrealized appreciation (depreciation)	32,835	(80,005)		8,431
Net increase in net assets resulting from operations	231,014	48,542		83,255

Distributions to stockholders from:
Distributable earnings	(169,291)	(119,437)		(72,315)
Total distributions to stockholders	(169,291)	(119,437)	—	(72,315)

Capital transactions:
Issuance of common stock	220,238	249,291		862,455
Reinvestment of dividends	41,885	30,322		13,572
Net increase (decrease) in net assets resulting from capital transactions	262,123	279,613		876,027
Total increase (decrease) in net assets	323,846	208,718		886,967
Net assets at end of period	$1,721,151	$1,397,305		$1,188,587
Dividends per share	$2.27	$1.92		$2.07

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$231,014	$48,542	$83,255
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(32,835)	80,005	(8,431)
Net realized (gain) loss on investments	(118)	(537)	(1,895)
Net accretion of discount and amortization of premium on investments	(11,314)	(11,418)	(10,133)
Payment-in-kind interest and dividend capitalized	(6,069)	(2,714)	(1,179)
Amortization of deferred financing costs	3,249	3,735	2,913
Amortization of debt issuance costs and original issuance discount on Unsecured Notes	2,548	1,551	—
Amortization of deferred offering costs	—	—	24
Purchases of investments and change in payable for investments purchased	(632,097)	(945,209)	(2,113,463)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	362,493	393,780	384,486
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(7,973)	(9,171)	(9,460)
(Increase) decrease in prepaid expenses and other assets	(13)	228	(70)
(Decrease) increase in payable to affiliates	784	(2,345)	2,571
(Decrease) increase in management fees payable	229	477	1,011
(Decrease) increase in incentive fees payable	3,648	(541)	5,770
(Decrease) increase in interest payable	1,804	13,738	2,127
(Decrease) increase in accrued expenses and other liabilities	826	44	1,186
Net cash provided by (used in) operating activities	(83,824)	(429,835)	(1,661,288)
Cash flows from financing activities:
Borrowings on debt	408,000	1,566,175	1,514,000
Repayments on debt	(438,000)	(1,284,850)	(598,000)
Deferred financing costs paid	(9,942)	(4,006)	(8,204)
Debt issuance costs paid	—	(9,259)	—
Dividends paid in cash	(110,497)	(85,748)	(38,217)
Proceeds from issuance of common stock	222,753	254,585	854,605
Offering costs paid	—	—	(6)
Net cash provided by (used in) financing activities	72,314	436,897	1,724,178
Net increase (decrease) in cash	(11,510)	7,062	62,890
Cash, beginning of period	81,215	74,153	11,263
Cash, end of period	$69,705	$81,215	$74,153

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$361	$57	$5
Interest expense paid	$105,282	$48,565	$14,956
Reinvestment of dividends	$41,885	$30,322	$13,572
Subscriptions receivable	$41	$2,556	$7,850
Dividends payable	$49,968	$33,058	$29,691
Accrued but unpaid deferred financing costs	$—	$—	$1,487
The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	S +	5.00%	10.45%	12/22/2026	2,684	$2,641	$2,659	0.15%
Mantech International CP	(5) (8)	S +	5.75%	11.13%	9/14/2029	355	349	355	0.02
Mantech International CP	(5) (8) (13)	S +	5.75%	11.13%	9/14/2029	31	30	31	—
Mantech International CP	(5) (8) (13)	S +	5.75%	11.13%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(5) (6) (7)	S +	6.25%	11.75%	4/22/2027	18,047	17,936	17,944	1.04
PCX Holding Corp.	(5) (7)	S +	6.25%	11.75%	4/22/2027	18,172	17,937	18,068	1.05
PCX Holding Corp.	(5) (7) (13)	S +	6.25%	11.75%	4/22/2027	864	854	853	0.05
Two Six Labs, LLC	(5) (6) (8)	S +	5.50%	10.85%	8/20/2027	25,894	25,465	25,366	1.47
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.85%	8/20/2027	4,231	4,169	4,136	0.24
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.85%	8/20/2027	—	(26)	(48)	—
							69,354	69,364	4.03
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	11.18%	6/11/2027	14,263	14,048	14,159	0.82
Omni Intermediate Holdings, LLC	(5) (7)	S +	5.00%	10.54%	12/30/2026	12,410	12,324	11,824	0.69
Omni Intermediate Holdings, LLC	(5) (7) (13)	S +	5.00%	10.54%	12/30/2026	1,263	1,247	1,196	0.07
Omni Intermediate Holdings, LLC	(5) (7) (13)	P +	4.00%	12.50%	12/30/2025	832	826	781	0.05
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.61%	12/29/2028	1,655	1,612	1,626	0.09
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.61%	12/29/2028	152	144	144	0.01
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.61%	12/29/2028	20	12	14	—
							30,213	29,744	1.73
Automobile Components
Continental Battery Company	(5) (7)	S +	6.75% (incl. 4.08% PIK)	12.34%	1/20/2027	6,204	6,121	5,165	0.30
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	11.87%	11/1/2028	6,676	6,505	6,653	0.39
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.87%	11/1/2028	—	(27)	(8)	—
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.87%	11/1/2028	260	238	257	0.01
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	12.28%	8/5/2028	46,018	45,462	46,018	2.67
Spectrum Automotive Holdings Corp.	(5) (6) (8)	S +	5.75%	11.22%	6/29/2028	23,410	23,162	22,888	1.33
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.22%	6/29/2028	5,366	5,301	5,220	0.30
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.22%	6/29/2027	—	(8)	(20)	—
							86,754	86,173	5.01
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.60%	2/28/2025	20,512	20,369	20,315	1.18
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.60%	2/28/2025	3,594	3,569	3,559	0.21
ARI Network Services, Inc.	(5) (8) (13)	S +	5.25%	10.60%	2/28/2025	—	(19)	(29)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Summit Buyer, LLC	(5) (7)	S +	5.75%	11.26%	1/14/2026	21,896	$21,670	$21,370	1.24%
Summit Buyer, LLC	(5) (7) (13)	S +	5.75%	11.26%	1/14/2026	32,011	31,671	31,239	1.82
Summit Buyer, LLC	(5) (13)	P +	4.75%	13.25%	1/14/2026	—	(22)	(59)	—
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.50%	12/2/2025	37,555	37,197	37,202	2.16
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.50%	12/2/2025	37,738	37,306	37,383	2.17
							151,741	150,980	8.77
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	S +	5.50%	11.20%	4/27/2027	14,807	14,714	14,751	0.86
GraphPad Software, LLC	(5) (6) (13)	P +	5.00%	13.50%	4/27/2027	875	866	868	0.05
							15,580	15,619	0.91
Chemicals
Tank Holding Corp.	(5) (6) (8)	S +	5.75%	11.21%	3/31/2028	15,713	15,452	15,050	0.87
Tank Holding Corp.	(5) (8) (13)	S +	5.75%	11.21%	3/31/2028	250	237	236	0.01
Tank Holding Corp.	(8) (13)	S +	5.75%	11.21%	3/31/2028	213	202	177	0.01
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	11.21%	12/22/2027	4,854	4,780	4,756	0.28
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	11.21%	12/22/2025	276	269	262	0.02
							20,940	20,481	1.19
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.30%	12/23/2026	17,105	16,922	17,105	0.99
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.30%	12/23/2026	5,488	5,442	5,488	0.32
365 Retail Markets, LLC	(5) (7) (13)	S +	4.75%	10.30%	12/23/2026	—	(27)	—	—
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	12.51%	12/9/2029	2,009	1,955	2,009	0.12
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	12.51%	12/9/2028	—	(5)	—	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	11.36%	7/29/2029	11,647	10,972	11,374	0.66
Encore Holdings, LLC	(5) (8)	S +	4.50%	10.45%	11/23/2028	1,831	1,807	1,831	0.11
Encore Holdings, LLC	(5) (8)	S +	4.50%	10.45%	11/23/2028	3,561	3,511	3,561	0.21
Encore Holdings, LLC	(5) (8) (13)	S +	4.50%	10.45%	11/23/2027	—	(6)	—	—
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.71%	4/7/2028	384	379	379	0.02
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.71%	4/7/2028	36	36	36	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.71%	4/7/2028	24	23	23	—
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.77%	12/15/2028	19,025	18,733	18,911	1.10
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.77%	12/15/2028	4,461	4,390	4,434	0.26
FLS Holding, Inc.	(5) (7) (10) (13)	S +	5.25%	10.77%	12/17/2027	—	(24)	(11)	—
Helios Service Partners, LLC	(5) (7)	S +	6.25%	11.88%	3/19/2027	6,859	6,703	6,790	0.39
Helios Service Partners, LLC	(5) (7) (13)	S +	6.25%	11.88%	3/19/2027	6,965	6,737	6,836	0.40
Helios Service Partners, LLC	(5) (7) (13)	S +	6.00%	11.62%	3/19/2027	748	719	735	0.04
Iris Buyer, LLC	(5) (7)	S +	6.25%	11.60%	10/2/2030	7,008	6,820	6,820	0.40

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(5) (7) (13)	S +	6.25%	11.60%	10/2/2030	145	$130	$130	0.01%
Iris Buyer, LLC	(5) (7) (13)	S +	6.25%	11.60%	10/2/2029	—	(26)	(26)	—
Atlas Us Finco, Inc.	(5) (10)	S +	7.25%	12.51%	12/9/2029	6,984	6,845	6,845	0.40
PDFTron Systems, Inc.	(5) (6) (7) (10)	S +	5.50%	10.86%	7/15/2027	30,030	29,694	29,550	1.72
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	10.86%	7/15/2027	9,727	9,595	9,571	0.56
PDFTron Systems, Inc.	(5) (7) (10) (13)	S +	5.50%	10.86%	7/15/2026	3,850	3,772	3,727	0.22
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.54%	12/20/2028	3,889	3,829	3,773	0.22
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.54%	12/20/2028	192	189	186	0.01
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.54%	12/20/2028	—	(3)	(7)	—
Sherlock Buyer Corp.	(5) (7)	S +	5.75%	11.20%	12/8/2028	10,950	10,782	10,943	0.64
Sherlock Buyer Corp.	(5) (7) (13)	S +	5.75%	11.20%	12/8/2028	—	(23)	(2)	—
Sherlock Buyer Corp.	(5) (7) (13)	S +	5.75%	11.20%	12/8/2027	—	(17)	(1)	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	12.10%	12/28/2029	5,447	5,300	5,447	0.32
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.10%	12/28/2029	—	(19)	—	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.10%	12/28/2028	574	547	574	0.03
Sweep Purchaser, LLC	(5) (7)	S +	5.75%	11.23%	11/30/2026	8,616	8,522	6,878	0.40
Sweep Purchaser, LLC	(5) (7) (13)	S +	5.75%	11.23%	11/30/2026	5,873	5,803	4,634	0.27
Sweep Purchaser, LLC	(5) (7) (13)	S +	5.75%	11.23%	11/30/2026	1,378	1,364	1,094	0.06
Tamarack Intermediate, LLC	(5) (8)	S +	5.75%	11.28%	3/13/2028	5,548	5,462	5,415	0.31
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.75%	11.28%	3/13/2028	202	192	192	0.01
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.75%	11.28%	3/13/2028	—	(13)	(22)	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	S +	5.75%	11.28%	10/29/2027	16,801	16,566	16,577	0.96
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.28%	10/29/2027	19,651	19,349	19,390	1.13
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.28%	10/29/2026	1,845	1,811	1,805	0.10
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	7.25% (incl. 0.50% PIK)	12.33%	4/13/2026	14,973	14,842	14,193	0.82
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	7.25% (incl. 0.50% PIK)	12.33%	4/13/2026	2,113	2,095	2,003	0.12
US Infra Svcs Buyer, LLC	(5) (7)	S +	7.25% (incl. 0.50% PIK)	12.33%	4/13/2026	2,250	2,233	2,133	0.12
Vensure Employer Services, Inc.	(5) (8) (13)	S +	5.25%	10.63%	4/1/2027	328	306	306	0.02
VRC Companies, LLC	(5) (6) (7)	S +	5.75%	11.12%	6/29/2027	63,939	63,310	63,856	3.71
VRC Companies, LLC	(5) (7)	S +	5.75%	11.12%	6/29/2027	9,063	8,966	9,051	0.53
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	11.12%	6/29/2027	—	(15)	(2)	—
							306,475	304,534	17.69
Construction & Engineering
KPSKY Acquisition, Inc.	(5) (8)	S +	5.25%	10.74%	10/19/2028	33,864	33,358	33,085	1.92

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc.	(5) (8)	S +	5.25%	10.74%	10/19/2028	7,754	$7,630	$7,576	0.44%
LJ Avalon Holdings, LLC	(5) (7)	S +	6.50%	12.04%	2/1/2030	4,131	4,019	4,036	0.23
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.50%	12.04%	2/1/2030	658	626	619	0.04
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.50%	12.04%	2/1/2029	—	(17)	(15)	—
Superman Holdings, LLC	(5) (7)	S +	6.13%	11.47%	8/31/2027	1,601	1,566	1,581	0.09
Superman Holdings, LLC	(5) (7) (13)	S +	6.13%	11.47%	8/31/2027	—	(4)	(5)	—
							47,178	46,877	2.72
Containers & Packaging
BP Purchaser, LLC	(5) (8)	S +	5.50%	10.95%	12/11/2028	17,161	16,898	16,677	0.97
FORTIS Solutions Group, LLC	(5) (8)	S +	5.50%	10.95%	10/15/2028	26,772	26,371	26,772	1.56
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.95%	10/15/2028	104	96	104	0.01
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.95%	10/15/2027	135	101	135	0.01
							43,466	43,688	2.54
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S +	6.00%	11.44%	11/30/2026	17,722	17,455	16,618	0.97
48Forty Solutions, LLC	(5) (13)	P +	5.00%	13.50%	11/30/2026	1,629	1,594	1,459	0.08
ABB Concise Optical Group, LLC	(5) (8)	S +	7.50%	13.01%	2/23/2028	17,008	16,685	14,653	0.85
Avalara, Inc.	(5) (8)	S +	7.25%	12.60%	10/19/2028	11,302	11,070	11,302	0.66
Avalara, Inc.	(5) (8) (13)	S +	7.25%	12.60%	10/19/2028	—	(22)	—	—
Bradyifs Holdings, LLC	(5) (6) (7)	S +	6.00%	11.38%	10/31/2029	7,444	7,298	7,298	0.42
Bradyifs Holdings, LLC	(5) (7) (13)	S +	6.00%	11.38%	10/31/2029	201	191	191	0.01
Bradyifs Holdings, LLC	(5) (7) (13)	S +	6.00%	11.38%	10/31/2029	—	(12)	(12)	—
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.47%	11/1/2028	28,342	28,128	27,257	1.58
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.47%	11/1/2028	15,768	15,646	15,164	0.88
							98,033	93,930	5.46
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	31,834	31,235	31,235	1.81
Apex Service Partners, LLC	(5) (7) (13)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2030	1,692	1,598	1,598	0.09
Apex Service Partners, LLC	(5) (7) (13)	S +	7.00% (incl. 2.00% PIK)	12.38%	10/24/2029	203	156	156	0.01
Assembly Intermediate, LLC	(5) (7)	S +	6.00%	11.45%	10/19/2027	20,741	20,451	19,961	1.16
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.45%	10/19/2027	3,630	3,568	3,435	0.20
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.45%	10/19/2027	—	(26)	(78)	—
FPG Intermediate Holdco, LLC	(5) (7)	S +	6.50%	12.04%	3/5/2027	418	412	385	0.02
Groundworks, LLC	(5) (6) (7)	S +	6.50%	11.90%	3/14/2030	1,164	1,134	1,157	0.07
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.90%	3/14/2030	28	25	28	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Groundworks, LLC	(5) (7) (13)	S +	6.50%	11.90%	3/14/2029	—	$(2)	$—	—%
Heartland Home Services, Inc.	(5) (8)	S +	5.75%	11.11%	12/15/2026	1,946	1,936	1,942	0.11
Lightspeed Solution, LLC	(5) (8)	S +	6.50% (incl. 2.17% PIK)	11.86%	3/1/2028	7,881	7,768	7,741	0.45
Lightspeed Solution, LLC	(5) (8) (13)	S +	6.50% (incl. 2.17% PIK)	11.86%	3/1/2028	423	402	379	0.02
LUV Car Wash Group, LLC	(5) (7) (13)	S +	7.00%	12.55%	12/9/2026	714	708	711	0.04
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.16%	7/14/2028	3,263	3,210	2,947	0.17
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.16%	7/14/2028	699	687	631	0.04
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	12.16%	7/14/2028	87	85	72	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	12.03%	7/25/2028	4,503	4,429	4,463	0.26
Spotless Brands, LLC	(5) (7)	S +	6.50%	12.03%	7/25/2028	852	838	845	0.05
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	12.03%	7/25/2028	31	29	30	—
Vertex Service Partners, LLC	(5) (6) (8)	S +	5.50%	10.90%	11/8/2030	1,774	1,730	1,730	0.10
Vertex Service Partners, LLC	(5) (8) (13)	S +	5.50%	10.90%	11/8/2030	854	802	802	0.05
Vertex Service Partners, LLC	(5) (8) (13)	S +	5.50%	10.90%	11/8/2030	—	(11)	(11)	—
							81,164	80,159	4.66
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S +	6.00%	11.54%	7/6/2028	6,037	5,943	4,986	0.29
Abracon Group Holdings, LLC	(5) (8) (13)	S +	6.00%	11.54%	7/6/2028	—	(8)	(77)	—
Abracon Group Holdings, LLC	(5) (8)	S +	6.00%	11.54%	7/6/2028	401	395	331	0.02
Dwyer Instruments, Inc.	(5) (8)	S +	5.75%	11.17%	7/21/2027	10,512	10,342	10,303	0.60
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.17%	7/21/2027	2,023	1,960	1,953	0.11
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.17%	7/21/2027	—	(14)	(20)	—
Infinite Bidco, LLC	(5) (9)	S +	6.25%	11.88%	3/2/2028	12,360	12,043	12,285	0.71
Magneto Components Buyco, LLC	(5) (6) (8)	S +	6.00%	11.36%	12/5/2030	15,302	15,024	15,024	0.87
Magneto Components Buyco, LLC	(5) (8) (13)	S +	6.00%	11.36%	12/5/2030	—	(28)	(28)	—
Magneto Components Buyco, LLC	(5) (8) (13)	S +	6.00%	11.36%	12/5/2029	—	(46)	(46)	—
							45,611	44,711	2.60

Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.61%	5/25/2029	3,584	3,541	3,498	0.20
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	11.61%	5/25/2028	—	(6)	(10)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	12.11%	7/30/2029	4,767	4,639	4,767	0.28
Cerity Partners, LLC	(5) (8)	S +	6.75%	12.11%	7/30/2029	6,698	6,528	6,698	0.39
GC Waves Holdings, Inc.	(5) (8)	S +	6.00%	11.46%	8/11/2028	2,302	2,259	2,259	0.13
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	11.46%	8/11/2028	628	476	503	0.03

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	11.46%	8/11/2028	—	$(6)	$(6)	—%
SitusAMC Holdings Corp.	(5) (8)	S +	5.50%	10.95%	12/22/2027	3,337	3,312	3,330	0.19
Smarsh, Inc.	(5) (8)	S +	5.75%	11.10%	2/16/2029	4,286	4,217	4,213	0.24
Smarsh, Inc.	(5) (8) (13)	S +	5.75%	11.10%	2/16/2029	536	523	518	0.03
Smarsh, Inc.	(5) (8) (13)	S +	5.75%	11.10%	2/16/2029	—	(4)	(5)	—
Trintech, Inc.	(5) (6) (7)	S +	6.50%	11.86%	7/25/2029	34,086	33,440	33,445	1.94
Trintech, Inc.	(5) (7) (13)	S +	6.50%	11.86%	7/25/2029	837	782	782	0.05
							59,701	59,992	3.49
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	S +	7.00% (incl. 0.75% PIK)	12.50%	10/5/2026	41,763	41,011	40,856	2.37
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	S +	7.00% (incl. 0.75% PIK)	12.50%	10/5/2026	3,798	3,715	3,671	0.21
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	11.30%	12/23/2025	18,419	18,265	18,329	1.06
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	S +	7.25% (incl. 1.00% PIK)	12.68%	12/18/2025	10,837	10,742	9,928	0.58
							73,733	72,784	4.23
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	S +	5.75%	11.32%	7/12/2027	9,398	9,275	9,350	0.54
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	12.00%	3/13/2029	4,383	4,268	4,373	0.25
Tidi Legacy Products, Inc.	(5) (7)	S +	5.50%	10.86%	12/19/2029	3,470	3,400	3,400	0.20
Tidi Legacy Products, Inc.	(5) (7) (13)	S +	5.50%	10.86%	12/19/2029	—	(9)	(9)	—
Tidi Legacy Products, Inc.	(5) (7) (13)	S +	5.50%	10.86%	12/19/2029	—	(13)	(13)	—
YI, LLC	(5) (6) (7)	S +	5.75%	11.09%	12/3/2029	5,654	5,542	5,542	0.32
YI, LLC	(5) (7) (13)	S +	5.75%	11.09%	12/1/2029	—	(12)	(12)	—
YI, LLC	(5) (7) (13)	S +	5.75%	11.09%	12/3/2029	—	(17)	(17)	—
							22,434	22,614	1.31
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.25%	10.61%	8/24/2029	454	447	447	0.03
Advarra Holdings, Inc.	(5) (9) (13)	S +	5.25%	10.61%	8/24/2029	—	—	(1)	—
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.50%	11.85%	4/3/2028	18,680	18,377	18,247	1.06
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.85%	4/3/2028	3,625	3,564	3,541	0.21
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.85%	9/22/2026	750	745	750	0.04
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.50%	11.85%	9/22/2026	211	210	211	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.50%	11.85%	9/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.21%	12/10/2026	1,847	1,835	1,830	0.11
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.21%	12/10/2026	4,182	4,158	4,143	0.24
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	10.21%	12/10/2026	—	(2)	(3)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(5) (8)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	7,064	$6,963	$7,064	0.41%
iCIMS, Inc.	(5) (8) (13)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(5) (8) (13)	S +	7.25% (incl. 3.88% PIK)	12.62%	8/18/2028	8	7	8	—
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	12.03%	8/21/2026	495	484	466	0.03
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	12.03%	8/21/2026	34	33	32	—
mPulse Mobile, Inc.	(5) (8)	S +	6.50%	11.83%	12/17/2027	40,740	39,916	39,947	2.32
mPulse Mobile, Inc.	(5) (8)	S +	6.50%	11.98%	12/17/2027	5,417	5,300	5,308	0.31
mPulse Mobile, Inc.	(5) (8) (13)	S +	6.50%	11.83%	12/17/2027	—	(60)	(59)	—
Pareto Health Intermediate Holdings, Inc.	(5)(7)	S +	6.50%	11.97%	5/31/2030	6,745	6,619	6,695	0.39
Pareto Health Intermediate Holdings, Inc.	(5) (7)(13)	S +	6.50%	11.97%	5/31/2029	—	(14)	(6)	—
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	11.14%	8/31/2029	4,357	4,198	4,275	0.25
PPV Intermediate Holdings, LLC	(5) (8) (13)	S +	5.75%	11.14%	8/31/2029	—	(71)	(124)	(0.01)
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.46%	9/1/2027	8,981	8,860	8,865	0.52
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.46%	9/1/2027	1,399	1,385	1,381	0.08
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.75%	11.20%	1/2/2029	4,288	4,237	4,227	0.25
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.20%	1/2/2029	965	952	947	0.06
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.75%	11.20%	12/30/2026	—	(6)	(9)	—
Suveto	(5) (8)	S +	4.25%	9.71%	9/9/2027	11,837	11,753	11,597	0.67
Suveto	(5) (8) (13)	S +	4.25%	9.71%	9/9/2027	366	352	340	0.02
Tivity Health, Inc.	(5) (8)	S +	6.00%	11.35%	6/28/2029	3,674	3,627	3,668	0.21
Vardiman Black Holdings, LLC	(5) (9) (11)	S +	9.00% (incl. 2.00% PIK)	14.40%	3/18/2027	3,386	3,360	2,815	0.16
Vardiman Black Holdings, LLC	(5) (9) (11)	S +	9.00% (incl. 2.00% PIK)	14.40%	3/18/2027	4,020	3,988	3,342	0.19
Vermont Aus Pty Ltd	(5) (8) (10)	S +	5.50%	11.00%	3/23/2028	8,351	8,190	8,194	0.48
							139,406	138,138	8.03
Health Care Technology
Hyland Software, Inc.	(5) (6) (8)	S +	6.00%	11.36%	9/19/2030	39,656	39,077	39,212	2.28
Hyland Software, Inc.	(5) (8) (13)	S +	6.00%	11.36%	9/19/2029	—	(27)	(21)	—
Lightspeed Buyer, Inc.	(5) (6) (7)	S +	5.25%	10.71%	2/3/2026	12,540	12,381	12,429	0.72
Lightspeed Buyer, Inc.	(5) (7)	S +	5.25%	10.71%	2/3/2026	9,911	9,774	9,823	0.57
							61,205	61,443	3.57
Industrial Conglomerates
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	11.23%	8/13/2029	1,455	1,431	1,442	0.08
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	9.74%	8/13/2029	€239	244	262	0.02

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.23%	8/13/2029	126	$124	$125	0.01%
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.23%	8/14/2028	80	78	79	—
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	12.10%	4/1/2029	32,233	31,399	32,201	1.87
Raptor Merger Sub Debt, LLC	(5) (8) (13)	S +	6.75%	12.10%	4/1/2028	488	431	486	0.03
							33,707	34,595	2.01
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	11.15%	8/31/2029	2,024	1,989	1,997	0.12
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	11.15%	8/31/2029	722	708	710	0.04
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	11.15%	8/31/2028	—	(7)	(6)	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.45%	10/29/2028	42,533	42,053	42,533	2.47
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.45%	10/29/2028	9,251	9,146	9,251	0.54
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	11.45%	10/29/2027	—	(44)	—	—
Galway Borrower, LLC	(5) (8)	S +	5.25%	10.71%	9/29/2028	33,377	32,879	32,430	1.88
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.71%	9/29/2028	—	(15)	(18)	—
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.71%	9/30/2027	—	(26)	(59)	—
Higginbotham Insurance Agency, Inc.	(5) (6) (7)	S +	5.50%	10.96%	11/24/2028	18,295	18,118	18,290	1.06
Higginbotham Insurance Agency, Inc.	(5) (7) (13)	S +	5.50%	10.96%	11/24/2028	2,494	2,464	2,493	0.14
High Street Buyer, Inc.	(5) (6) (8)	S +	5.75%	11.25%	4/14/2028	9,890	9,756	9,890	0.57
High Street Buyer, Inc.	(5) (6) (8)	S +	5.75%	11.25%	4/14/2028	39,719	39,156	39,719	2.31
High Street Buyer, Inc.	(5) (8) (13)	S +	5.75%	11.25%	4/16/2027	—	(23)	—	—
Long Term Care Group, Inc.	(5) (8)	S +	7.00% (incl. 6.00% PIK)	12.66%	9/8/2027	5,115	5,043	4,235	0.25
Inszone Mid, LLC	(5) (7)	S +	5.75%	11.11%	11/12/2029	4,460	4,372	4,372	0.25
Inszone Mid, LLC	(5) (7) (13)	S +	5.75%	11.11%	11/12/2029	533	463	464	0.03
Inszone Mid, LLC	(5) (7) (13)	S +	5.75%	11.11%	11/12/2029	—	(16)	(16)	—
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.00%	11.39%	8/27/2026	392	385	384	0.02
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.00%	11.54%	8/27/2026	85,345	84,685	83,705	4.86
Integrity Marketing Acquisition, LLC	(5) (8) (13)	S +	6.00%	11.39%	8/27/2026	—	(2)	(1)	—
Keystone Agency Investors	(5) (7)	S +	5.50%	11.00%	5/3/2027	3,480	3,442	3,429	0.20
Keystone Agency Investors	(5) (7)	S +	5.50%	11.00%	5/3/2027	4,007	3,964	3,948	0.23
Majesco	(5) (6) (7)	S +	7.25%	12.60%	9/21/2027	23,182	22,792	22,920	1.33
Majesco	(5) (7) (13)	S +	7.25%	12.60%	9/21/2026	—	(21)	(18)	—
Patriot Growth Insurance Services, LLC	(5) (6) (8)	S +	5.50%	11.00%	10/16/2028	62,358	61,419	61,747	3.59
Patriot Growth Insurance Services, LLC	(5) (8) (13)	S +	5.50%	11.00%	10/16/2028	—	(61)	(44)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.47%	11/1/2028	20,205	20,029	19,938	1.16
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.47%	11/1/2028	7,140	7,060	7,033	0.41
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.47%	11/1/2027	—	(5)	(12)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(5) (6) (8)	S +	5.50%	11.02%	11/1/2029	32,400	$31,989	$32,125	1.87%
RSC Acquisition, Inc.	(5) (8) (13)	S +	6.00%	11.39%	11/1/2029	135	124	128	0.01
Summit Acquisition, Inc.	(5) (6) (8)	S +	6.75%	12.10%	5/1/2030	7,353	7,146	7,242	0.42
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.10%	5/1/2030	—	(22)	(25)	—
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.10%	5/1/2029	—	(22)	(12)	—
World Insurance Associates, LLC	(5) (6) (7)	S +	6.00%	11.36%	4/3/2028	64,847	63,382	62,776	3.65
World Insurance Associates, LLC	(5) (7) (13)	S +	6.00%	11.36%	4/3/2028	—	(11)	(41)	—
							472,289	471,507	27.39
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.78%	10/30/2026	23,574	23,267	23,392	1.36
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.78%	10/30/2026	4,568	4,521	4,538	0.26
FMG Suite Holdings, LLC	(5) (13)	P +	4.25%	12.75%	10/30/2026	777	753	762	0.04
Spectrio, LLC	(5) (6) (7)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/9/2026	31,645	31,343	30,028	1.74
Spectrio, LLC	(5) (7)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/9/2026	12,765	12,725	12,113	0.70
Spectrio, LLC	(5) (7) (13)	S +	6.00% (incl. 5.00% PIK)	11.38%	12/9/2026	3,498	3,460	3,294	0.19
Triple Lift, Inc.	(5) (6) (8)	S +	5.75%	11.17%	5/5/2028	27,300	26,926	25,400	1.48
Triple Lift, Inc.	(5) (8) (13)	S +	5.75%	11.17%	5/5/2028	1,533	1,484	1,255	0.07
							104,479	100,782	5.86
IT Services
Atlas Purchaser, Inc.	(6) (8)	S +	5.25%	10.88%	5/8/2028	8,831	8,710	5,210	0.30
Catalis Intermediate, Inc.	(5) (6) (8)	S +	5.50%	11.00%	8/4/2027	39,357	38,709	37,192	2.16
Catalis Intermediate, Inc.	(5) (8)	S +	5.50%	11.00%	8/4/2027	8,855	8,723	8,368	0.49
Catalis Intermediate, Inc.	(5) (8) (13)	S +	5.50%	11.00%	8/4/2027	1,460	1,396	1,227	0.07
Donuts, Inc.	(5) (6) (7)	S +	6.00%	11.59%	12/29/2027	24,855	24,618	24,838	1.44
Recovery Point Systems, Inc.	(5) (6) (7)	S +	6.50%	11.07%	8/12/2026	40,635	40,229	40,635	2.36
Recovery Point Systems, Inc.	(5) (7) (13)	S +	6.50%	11.07%	8/12/2026	—	(35)	—	—
Redwood Services Group, LLC	(5) (8)	S +	6.25%	11.70%	6/15/2029	10,829	10,648	10,563	0.61
Redwood Services Group, LLC	(5) (8) (13)	S +	6.25%	11.70%	6/15/2029	5,706	5,645	5,553	0.32
Syntax Systems Ltd	(5) (8) (10)	S +	5.50%	10.96%	10/29/2028	35,093	34,830	34,469	2.00
Syntax Systems Ltd	(5) (8) (10) (13)	S +	5.50%	10.96%	10/29/2026	2,295	2,274	2,229	0.13
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	S +	6.00%	11.55%	1/22/2027	22,937	22,634	22,516	1.31
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	S +	6.00%	11.50%	1/22/2027	16,912	16,705	16,577	0.96
Thrive Buyer, Inc. (Thrive Networks)	(5) (13)	P +	5.00%	13.50%	1/22/2027	661	639	621	0.04
UpStack, Inc.	(5) (7)	S +	5.75%	11.60%	8/20/2027	8,250	8,115	8,044	0.47
UpStack, Inc.	(5) (7) (13)	S +	6.25%	11.60%	8/20/2027	6,767	6,548	6,442	0.37

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
UpStack, Inc.	(5) (7) (13)	S +	6.25%	11.60%	8/20/2027	263	$248	$241	0.01%
							230,636	224,725	13.06
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.47%	11/16/2026	17,269	17,170	17,096	0.99
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	10.47%	11/16/2026	4,445	4,411	4,400	0.26
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	10.47%	11/16/2026	—	(29)	(43)	—
							21,552	21,453	1.25
Machinery
Answer Acquisition, LLC	(5) (7)	S +	5.75%	11.25%	12/30/2026	10,611	10,472	10,454	0.61
Answer Acquisition, LLC	(5) (7) (13)	S +	5.75%	11.25%	12/30/2026	641	631	629	0.04
Chase Intermediate, LLC	(5) (13)	S +	5.25%	11.00%	10/30/2028	—	(99)	(196)	(0.01)
Chase Intermediate, LLC	(5) (13)	S +	5.25%	11.00%	10/30/2028	—	(10)	(10)	—
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.78%	3/17/2026	17,218	17,124	16,681	0.97
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.78%	3/17/2026	17,776	17,634	16,955	0.99
Komline Sanderson Engineering Corp.	(5) (13)	P +	5.00%	13.50%	3/17/2026	—	(21)	(148)	(0.01)
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.00%	11.60%	7/21/2027	19,165	18,905	18,990	1.10
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.60%	7/21/2027	3,674	3,624	3,636	0.21
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	11.60%	7/21/2027	—	(30)	(25)	—
							68,230	66,966	3.89
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	5.50%	10.95%	12/24/2029	6,152	5,917	6,058	0.35
AWP Group Holdings, Inc.	(5) (7) (13)	S +	5.50%	10.95%	12/24/2029	79	63	54	—
AWP Group Holdings, Inc.	(5) (7) (13)	S +	5.50%	10.95%	12/24/2029	170	154	158	0.01
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.50%	10.03%	6/26/2026	10,202	10,098	10,114	0.59
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.50%	10.03%	6/26/2025	—	(11)	(14)	—
Vessco Midco Holdings, LLC	(5) (6) (7)	S +	4.50%	9.97%	11/2/2026	2,687	2,673	2,687	0.16
Vessco Midco Holdings, LLC	(5) (7)	S +	4.50%	9.97%	11/2/2026	1,751	1,742	1,751	0.10
Vessco Midco Holdings, LLC	(5) (13)	P +	3.50%	12.00%	10/18/2026	20	18	20	—
							20,654	20,828	1.21
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	11.11%	5/25/2029	11,038	10,846	11,038	0.64
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.11%	5/25/2029	713	693	713	0.04
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.11%	5/25/2029	878	859	878	0.05
							12,398	12,629	0.73
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	S +	6.25%	11.71%	3/10/2027	18,427	18,180	18,427	1.07
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	S +	6.25%	11.71%	3/10/2027	1,931	1,919	1,931	0.11

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	S +	6.25%	11.71%	3/10/2027	1,050	$1,032	$1,050	0.06%
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	12.00%	12/31/2027	17,230	16,726	16,944	0.98
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	12.00%	12/31/2027	10,091	9,582	9,850	0.57
Bullhorn, Inc.	(5) (6) (7)	S +	5.50%	10.96%	9/30/2026	15,447	15,364	15,399	0.89
Bullhorn, Inc.	(5) (7)	S +	5.50%	10.96%	9/30/2026	63	61	62	—
Bullhorn, Inc.	(5) (7) (13)	S +	5.50%	10.96%	9/30/2026	—	(4)	(2)	—
Citrin Cooperman Advisors, LLC	(5) (8)	S +	5.75%	11.37%	10/1/2027	24,505	24,123	24,486	1.42
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	5.75%	11.37%	10/1/2027	9,330	9,115	9,260	0.54
GPS Merger Sub, LLC	(5) (6) (7)	S +	6.00%	11.38%	10/2/2029	4,927	4,831	4,831	0.28
GPS Merger Sub, LLC	(5) (7) (13)	S +	6.00%	11.38%	10/2/2029	—	(12)	(12)	—
GPS Merger Sub, LLC	(5) (7) (13)	S +	6.00%	11.38%	10/2/2029	—	(20)	(20)	—
KENG Acquisition, Inc.	(5) (7)	S +	6.25%	11.60%	8/1/2029	3,221	3,144	3,180	0.18
KENG Acquisition, Inc.	(5) (7) (13)	S +	6.25%	11.60%	8/1/2029	400	367	369	0.02
KENG Acquisition, Inc.	(5) (7) (13)	S +	6.25%	11.60%	8/1/2029	98	77	86	—
KWOR Acquisition, Inc.	(5) (7)	S +	5.25%	10.71%	12/22/2028	5,333	5,250	5,257	0.31
KWOR Acquisition, Inc.	(5) (7) (13)	S +	5.25%	10.71%	12/22/2028	1,301	1,253	1,233	0.07
KWOR Acquisition, Inc.	(5) (13)	P +	4.25%	12.75%	12/22/2027	52	51	51	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	10.64%	5/2/2029	5,668	5,623	5,662	0.33
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.64%	5/2/2029	—	(4)	(1)	—
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.64%	5/2/2028	—	(3)	—	—
							116,655	118,043	6.86
Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	12.17%	7/2/2027	17,780	17,669	17,610	1.02
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	12.17%	7/2/2027	21,896	21,757	21,687	1.26
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	12.17%	7/2/2027	657	646	640	0.04
MRI Software, LLC	(5) (6) (7)	S +	5.50%	10.90%	2/10/2027	59,262	58,975	58,936	3.42
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.90%	2/10/2027	—	—	—	—
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.90%	2/10/2027	—	(8)	(12)	—
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.94%	10/13/2027	25,274	24,925	24,771	1.44
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.94%	10/13/2027	6,043	5,956	5,922	0.34
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	11.89%	7/1/2027	35,408	35,408	35,408	2.06
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	11.89%	7/1/2027	3,128	3,128	3,128	0.18
							168,456	168,090	9.77

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Software
Alert Media, Inc.	(5) (6) (7)	S +	6.25%	13.08%	4/12/2027	19,283	$19,048	$18,983	1.10%
Alert Media, Inc.	(5) (7) (13)	S +	6.25%	13.08%	4/12/2027	—	(37)	(53)	—
Anaplan, Inc.	(5) (8)	S +	6.50%	11.85%	6/21/2029	24,000	23,597	24,000	1.39
Appfire Technologies, LLC	(5) (7)	S +	5.65%	11.03%	3/9/2027	18,667	18,576	18,426	1.07
Appfire Technologies, LLC	(5) (7) (13)	S +	5.65%	11.03%	3/9/2027	—	(9)	(14)	—
Appfire Technologies, LLC	(5) (13)	P +	4.50%	13.00%	3/9/2027	38	36	36	—
Bottomline Technologies, Inc.	(5) (8)	S +	5.25%	10.68%	5/14/2029	3,692	3,630	3,682	0.21
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.25%	10.68%	5/15/2028	—	(4)	—	—
CLEO Communications Holding, LLC	(5) (6) (7)	S +	6.50%	11.96%	6/9/2027	39,998	39,743	39,370	2.29
CLEO Communications Holding, LLC	(5) (7) (13)	S +	6.50%	11.96%	6/9/2027	—	(72)	(196)	(0.01)
Coupa Holdings, LLC	(5) (8)	S +	7.50%	12.86%	2/27/2030	2,264	2,212	2,239	0.13
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.86%	2/27/2030	—	(12)	(12)	—
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.86%	2/27/2029	—	(18)	(9)	—
Cyara AcquisitionCo, LLC	(5) (7)	S +	6.75% (incl. 2.75% PIK)	12.08%	6/28/2029	4,664	4,545	4,580	0.27
Cyara AcquisitionCo, LLC	(5) (7) (13)	S +	6.75% (incl. 2.75% PIK)	12.08%	6/28/2029	—	(8)	(6)	—
Diligent Corporation	(5) (6) (7)	S +	5.75%	11.28%	8/4/2025	29,740	29,629	29,678	1.72
Diligent Corporation	(5) (6) (7)	S +	5.75%	11.23%	8/4/2025	2,179	2,170	2,174	0.13
Diligent Corporation	(5) (7) (13)	S +	5.75%	11.23%	8/4/2025	2,430	2,413	2,421	0.14
E-Discovery AcquireCo, LLC	(5) (7)	S +	6.50%	11.89%	8/29/2029	17,795	17,368	17,482	1.02
E-Discovery AcquireCo, LLC	(5) (7) (13)	S +	6.50%	11.89%	8/29/2029	—	(38)	(29)	—
Fullsteam Operations, LLC	(5) (7)	S +	8.25%	13.78%	11/27/2029	10,860	10,538	10,538	0.61
Fullsteam Operations, LLC	(5) (7) (13)	S +	8.25%	13.78%	11/27/2029	1,034	947	946	0.05
Fullsteam Operations, LLC	(5) (7) (13)	S +	8.25%	13.78%	11/27/2029	—	(18)	(18)	—
GS AcquisitionCo, Inc.	(5) (6) (7)	S +	5.50%	11.00%	5/22/2026	75,145	74,784	75,145	4.37
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.50%	11.00%	5/22/2026	—	(13)	—	—
Kaseya, Inc.	(5) (8)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	14,219	14,043	14,155	0.82
Kaseya, Inc.	(5) (8) (13)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	53	47	49	—
Kaseya, Inc.	(5) (8) (13)	S +	6.00% (incl. 2.50% PIK)	11.38%	6/25/2029	216	206	212	0.01
LegitScript, LLC	(5) (8)	S +	5.75%	11.11%	6/24/2029	26,569	26,128	26,332	1.53
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.11%	6/24/2029	702	641	637	0.04
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.11%	6/24/2028	1,000	938	963	0.06

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Matrix Parent, Inc.	(8)	S +	5.00%	10.35%	3/1/2029	499	$370	$339	0.02%
Montana Buyer, Inc.	(5) (8)	S +	5.75%	11.11%	7/22/2029	4,089	4,020	4,056	0.24
Montana Buyer, Inc.	(5) (13)	P +	4.75%	13.25%	7/22/2028	67	60	63	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	10.39%	6/11/2029	5,489	5,446	5,407	0.31
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.39%	6/11/2029	—	(7)	(23)	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.39%	6/11/2029	—	(3)	(6)	—
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.85%	4/28/2028	2,792	2,770	2,732	0.16
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.85%	4/28/2028	1,735	1,721	1,694	0.10
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.85%	4/28/2028	—	(3)	(8)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	S +	6.50%	11.96%	1/30/2026	10,832	10,707	10,796	0.63
Pound Bidco, Inc.	(5) (7) (10) (13)	S +	6.50%	11.96%	1/30/2026	—	—	—	—
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	S +	6.50%	11.96%	1/30/2026	—	(10)	—	—
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	10.73%	7/20/2029	6,217	5,849	5,590	0.32
Revalize, Inc.	(5) (7)	S +	5.75%	11.21%	4/15/2027	19,455	19,376	19,053	1.11
Revalize, Inc.	(5) (7) (13)	S +	5.75%	11.21%	4/15/2027	18	17	16	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	11.00%	12/7/2028	519	511	518	0.03
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	11.00%	12/7/2028	—	(5)	(1)	—
Securonix, Inc.	(5) (8)	S +	6.00%	11.41%	4/5/2028	21,010	20,727	19,846	1.15
Securonix, Inc.	(5) (8) (13)	S +	6.00%	11.41%	4/5/2028	—	(47)	(210)	(0.01)
Skykick, Inc.	(5) (7)	S +	10.25% (incl. 7.00% PIK)	15.91%	9/1/2027	7,754	7,647	7,181	0.42
Skykick, Inc.	(5) (7)	S +	10.25% (incl. 7.00% PIK)	15.91%	9/1/2027	2,470	2,426	2,250	0.13
Trunk Acquisition, Inc.	(5) (7)	S +	5.75%	11.25%	2/19/2027	8,960	8,901	8,797	0.51
Trunk Acquisition, Inc.	(5) (7) (13)	S +	5.75%	11.25%	2/19/2026	—	(4)	(16)	—
User Zoom Technologies, Inc.	(5) (8)	S +	7.00%	12.49%	4/5/2029	38,689	38,050	38,070	2.21
							419,529	417,855	24.28
Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (7)	S +	6.00%	11.35%	10/16/2029	5,955	5,868	5,868	0.34
Mobile Communications America, Inc.	(5) (7) (13)	S +	6.00%	11.35%	10/16/2029	—	(14)	(14)	—
Mobile Communications America, Inc.	(5) (7) (13)	S +	6.00%	11.35%	10/16/2029	—	(14)	(14)	—
							5,840	5,840	0.34
Total First Lien Debt							$3,027,413	$3,004,544	174.57%
Second Lien Debt
Air Freight & Logistics
Omni Intermediate Holdings, LLC	(5) (7)	S +	9.15%	14.53%	12/30/2027	4,500	$4,393	$4,223	0.25%
Automobile Components

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PAI Holdco, Inc.	(5) (7)	S +	7.50% (incl. 2.00% PIK)	13.03%	10/28/2028	26,565	$26,053	$24,823	1.44%

Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	S +	7.00%	12.65%	3/2/2029	25,500	25,446	21,420	1.24
Energy Equipment & Services
QBS Parent, Inc.	(5)	S +	8.50%	14.04%	9/21/2026	15,000	14,853	14,400	0.84
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.46%	12/10/2027	3,960	3,903	3,879	0.23
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.46%	12/10/2027	1,540	1,516	1,508	0.09
							5,419	5,387	0.31
Industrial Conglomerates
Aptean, Inc.	(5)(8)	S +	7.00%	12.46%	4/23/2027	5,950	5,950	5,950	0.35
IT Services
Help/Systems Holdings, Inc.	(8)	S +	6.75%	12.35%	11/19/2027	17,500	17,500	14,147	0.82
Idera, Inc.	(5) (8)	S +	6.75%	12.28%	3/2/2029	3,887	3,865	3,887	0.23
Red Dawn SEI Buyer, Inc.	(5) (7)	S +	8.50%	13.86%	11/20/2026	19,000	18,727	18,945	1.10
							40,092	36,979	2.15
Software
Flexera Software, LLC	(5) (7)	S +	7.00%	12.47%	3/3/2029	13,500	13,303	13,500	0.78
Matrix Parent, Inc.	(5) (9) (11)	S +	8.00%	13.53%	3/1/2030	10,667	10,505	5,733	0.33
							23,808	19,233	1.12
Total Second Lien Debt							$146,014	$132,415	7.69%
Other Investments
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK		6/18/2026	1,500	$1,500	$170	0.01%
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)		10/31/2027	1,953	1,910	1,894	0.11
Total Unsecured Debt							$3,410	$2,064	0.12%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)		10.50%	4/5/2021	5,000	$6,329	$6,513	0.38%
FORTIS Solutions Group, LLC	(5) (12)		12.25%	6/24/2022	1,000,000	1,179	970	0.06
Integrity Marketing Acquisition, LLC	(5) (12)		10.50%	12/21/2021	3,250,000	3,956	3,900	0.23
Knockout Intermediate Holdings I, Inc.	(5) (12)		11.75%	6/25/2022	2,790	3,265	3,267	0.19
Revalize, Inc.	(5) (7) (12)	S +	10.00%	12/14/2021	2,255	2,776	2,833	0.16
RSK Holdings, Inc. (Riskonnect)	(5) (8) (12)	S +	10.50%	7/7/2022	1,012,200	1,137	1,275	0.07
Skykick, Inc.	(5) (12)			8/31/2021	134,101	1,275	1,275	0.07
Total Preferred Equity						$19,917	$20,033	1.16%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			3/9/2021	29,441	$2,944	$2,586	0.15%
Amerilife Holdings, LLC	(5) (12)			9/1/2022	908	25	33	0.00
BP Purchaser, LLC	(5) (12)			12/10/2021	1,383,156	1,378	1,297	0.08
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			3/1/2021	162,309	421	855	0.05
Encore Holdings, LLC	(5) (12)			11/23/2021	2,796	348	696	0.04
Frisbee Holdings, LP (Fetch)	(5) (12)			10/31/2022	21,744	277	277	0.02
Fullsteam Operations, LLC	(5) (12)			11/27/2023	3,043	100	100	0.01
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020	4,500	450	884	0.05
Help HP SCF Investor, LP (Help/Systems)	(10) (12)			5/12/2021	9,619,564	12,460	15,966	0.93
LUV Car Wash	(5) (12)			4/6/2022	123	123	68	0.00
mPulse Mobile, Inc.	(5) (12)			12/17/2021	165,761	1,220	1,218	0.07
PCX Holding Corp.	(5) (12)			4/22/2021	6,538	654	675	0.04
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/6/2020	17,543	2,013	1,762	0.10
Pritchard Industries, Inc.	(5) (12)			10/13/2021	1,700,000	1,700	1,785	0.10
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021	1,000,000	1,000	1,290	0.07
Recovery Point Systems, Inc.	(5) (12)			3/5/2021	1,000,000	1,000	810	0.05
Reveal Data Solutions	(5) (12)			8/29/2023	477,846	621	621	0.04
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)			6/29/2021	8,500	850	1,316	0.08
Surewerx Topco, LP	(5) (10) (12)			12/28/2022	512	512	565	0.03
Suveto Buyer, LLC	(5) (10) (12)			11/19/2021	19,257	1,926	1,701	0.10
Total Common Equity						30,022	34,505	2.00
Total Other Investments						$53,349	$56,602	3.29%
Total Portfolio Investments						$3,226,776	$3,193,561	185.55%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (where such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”) or SOFR (“S”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 3-month E at 3.91%, 1-month S at 5.35%, the 3-month S at 5.33%; the 6-month S at 5.16% and the P at 8.50% .

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 6.55% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of December 31, 2023.
(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $54,538 or 3.17% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$2,800	$—
48Forty Solutions, LLC	Revolver	11/30/2026	1,086	(68)
AMCP Pet Holdings, Inc. (Brightpet)	Revolver	10/5/2026	2,042	(44)
ARI Network Services, Inc.	Revolver	2/28/2025	3,030	(29)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	1,579	(24)
AWP Group Holdings, Inc.	Revolver	12/24/2029	620	(9)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	350	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	441	(77)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	41	(1)
Alert Media, Inc.	Revolver	4/10/2026	3,043	(53)
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/7/2025	147	(2)
Amerilife Holdings, LLC	Revolver	8/31/2028	437	(6)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Answer Acquisition, LLC	Revolver	12/30/2026	$192	$(3)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	5,922	(73)
Apex Service Partners, LLC	Revolver	10/24/2029	2,335	(43)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	1,083	(14)
Appfire Technologies, LLC	Revolver	3/9/2027	129	(2)
Applitools, Inc.	Revolver	5/25/2028	433	(10)
Assembly Intermediate, LLC	Delayed Draw Term Loan	1/1/2024	1,556	(58)
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	(78)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	60	(1)
Associations, Inc.	Revolver	7/2/2027	1,203	(11)
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
Avalara, Inc.	Revolver	10/19/2028	1,130	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	619	(8)
Bradyifs Holdings, LLC	Revolver	10/31/2029	631	(12)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	4,426	(73)
Bullhorn, Inc.	Revolver	9/30/2026	593	(2)
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	(196)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	893	—
Caerus US 1, Inc.	Revolver	5/25/2029	293	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(153)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	10,601	(196)
Chase Intermediate, LLC	Revolver	10/30/2028	530	(10)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	7,275	(70)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	1,085	(12)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(9)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	(6)
Diligent Corporation	Revolver	8/24/2025	2,070	(4)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	2,954	(29)
Dwyer Instruments, Inc.	Revolver	7/21/2027	1,014	(20)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	1,618	(28)
Encore Holdings, LLC	Revolver	11/23/2027	539	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	39	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	44	—
Excelitas Technologies Corp.	Revolver	8/14/2028	51	—
FLS Holding, Inc.	Revolver	12/17/2027	1,802	(11)
FMG Suite Holdings, LLC	Revolver	10/30/2026	1,542	(10)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2024	908	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
FORTIS Solutions Group, LLC	Revolver	10/15/2027	$2,564	$—
Foundation Risk Partners Corp.	Revolver	10/29/2027	4,571	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	3,902	(68)
Fullsteam Operations, LLC	Revolver	11/27/2029	608	(18)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	6,095	(113)
GC Waves Holdings, Inc.	Revolver	8/11/2028	331	(6)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	1,274	(12)
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	(20)
GS AcquisitionCo, Inc.	Revolver	5/22/2026	2,420	—
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	4,280	(43)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	1,712	(18)
Galway Borrower, LLC	Revolver	9/30/2027	2,053	(60)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
GraphPad Software, LLC	Revolver	4/27/2027	875	(3)
Ground Penetrating Radar Systems, LLC	Revolver	6/26/2025	1,641	(14)
Groundworks, LLC	Delayed Draw Term Loan	9/14/2024	54	—
Groundworks, LLC	Revolver	3/14/2029	62	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	(3)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	5,933	(59)
Helios Service Partners, LLC	Revolver	3/19/2027	542	(5)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	8/23/2025	1,254	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	—
Hyland Software, Inc.	Revolver	9/19/2029	1,879	(21)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	6,000	(64)
Inszone Mid, LLC	Revolver	11/12/2029	817	(16)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	52	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	856	(13)
Iris Buyer, LLC	Revolver	10/2/2029	1,001	(26)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	2,040	(26)
KENG Acquisition, Inc.	Revolver	8/1/2029	781	(10)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/22/2024	3,473	(50)
KWOR Acquisition, Inc.	Revolver	12/22/2027	70	(1)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2024	803	(4)
Kaseya, Inc.	Revolver	6/25/2029	642	(3)
Komline Sanderson Engineering Corp.	Delayed Draw Term Loan	5/27/2024	8,529	(266)
Komline Sanderson Engineering Corp.	Revolver	3/17/2026	4,746	(148)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	8/1/2024	$1,028	$(24)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	(16)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	3/14/2024	274	(1)
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	6,612	(59)
LegitScript, LLC	Revolver	6/24/2028	3,167	(28)
Lightspeed Solution, LLC	Delayed Draw Term Loan	3/1/2024	2,024	(36)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,500	(25)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	74	—
MRI Software, LLC	Revolver	2/10/2026	2,252	(12)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(28)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(46)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(7)
Majesco	Revolver	9/21/2026	1,575	(18)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	56	—
Mantech International CP	Revolver	9/14/2028	53	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,921	(14)
Mobile Communications America, Inc.	Revolver	10/16/2029	960	(14)
Montana Buyer, Inc.	Revolver	7/22/2028	400	(3)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	1,528	(23)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	(6)
Oak Purchaser, Inc.	Delayed Draw Term Loan	4/28/2024	127	(3)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(8)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	6/24/2024	138	(7)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	233	(11)
PCX Holding Corp.	Revolver	4/22/2027	987	(6)
PDFTron Systems, Inc.	Revolver	7/15/2026	3,850	(62)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	15,090	(124)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	(6)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	4,485	(44)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,695	(8)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	(12)
Pound Bidco, Inc.	Delayed Draw Term Loan	12/31/2024	297	—
Pound Bidco, Inc.	Revolver	1/30/2026	1,163	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	(7)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2024	589	(1)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Boost Purchaser, LLC	Revolver	5/2/2028	$449	$—
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	610	(5)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	2,248	(8)
Randy's Holdings, Inc.	Revolver	11/1/2028	639	(2)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2028	1,953	(2)
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	505	(12)
Revalize, Inc.	Revolver	4/15/2027	53	(1)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/7/2024	558	(1)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	273	(5)
RoadOne IntermodaLogistics	Revolver	12/29/2028	309	(6)
Securonix, Inc.	Revolver	4/5/2028	3,782	(210)
Sherlock Buyer Corp.	Delayed Draw Term Loan	9/6/2025	3,215	(2)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	(1)
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2024	536	(9)
Smarsh, Inc.	Revolver	2/16/2029	268	(5)
Spectrio, LLC	Revolver	12/9/2026	493	(25)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	6/29/2024	1,154	(26)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(20)
Spotless Brands, LLC	Revolver	7/25/2028	114	(1)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/1/2024	276	(4)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(9)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	1,638	(25)
Summit Acquisition, Inc.	Revolver	5/1/2029	819	(12)
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	197	(5)
Summit Buyer, LLC	Revolver	1/14/2026	2,443	(59)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	380	(5)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	1,128	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	494	—
Suveto	Revolver	9/9/2027	930	(19)
Sweep Purchaser, LLC	Delayed Draw Term Loan	5/5/2024	273	(55)
Sweep Purchaser, LLC	Revolver	11/30/2026	28	(6)
Syntax Systems Ltd	Revolver	10/29/2026	1,447	(26)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	398	(6)
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(22)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	494	(10)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tank Holding Corp.	Revolver	3/31/2028	$587	$(26)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	1,321	(26)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	913	(9)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	657	(13)
Trintech, Inc.	Revolver	7/25/2029	2,092	(39)
Triple Lift, Inc.	Revolver	5/5/2028	2,467	(172)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(16)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(48)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	1/1/2024	32	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	10/29/2026	1,155	(15)
UpStack, Inc.	Delayed Draw Term Loan	6/30/2025	6,197	(155)
UpStack, Inc.	Revolver	8/20/2027	613	(15)
V Global Holdings, LLC	Revolver	12/22/2025	396	(8)
VRC Companies, LLC	Revolver	6/29/2027	1,653	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	2,362	(20)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	2,562	(39)
Vertex Service Partners, LLC	Revolver	11/8/2030	460	(11)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	428	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(41)
YI, LLC	Delayed Draw Term Loan	6/6/2025	1,178	(12)
YI, LLC	Revolver	12/3/2029	883	(17)
Zarya Intermediate, LLC	Revolver	7/1/2027	521	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	101	—
iCIMS, Inc.	Revolver	8/18/2028	38	—
mPulse Mobile, Inc.	Revolver	12/18/2027	2,668	(59)
Total First Lien Debt Unfunded Commitments			$294,950	$(4,552)
Total Unfunded Commitments			$294,950	$(4,552)

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

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$1,200	$(27)
48Forty Solutions LLC	Revolver	11/30/2026	2,715	(139)
ABB Concise Optical Group, LLC	Revolver	02/23/2028	94	(4)
ARI Network Services, Inc.	Revolver	02/28/2025	2,121	(60)
AWP Group Holdings, Inc.	Revolver	12/22/2026	104	(3)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	700	(5)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	07/06/2024	1,003	(52)
Abracon Group Holdings, LLC	Revolver	07/06/2028	401	(21)
Advarra Holdings, Inc.	Delayed Draw Term Loan	08/26/2024	41	(2)
Alert Media, Inc.	Revolver	04/10/2026	1,750	(58)
Amerilife Holdings, LLC	Delayed Draw Term Loan	08/31/2024	292	(5)
Amerilife Holdings, LLC	Revolver	08/31/2028	437	(8)
Answer Acquisition, LLC	Revolver	12/30/2026	833	(35)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Appfire Technologies, LLC	Delayed Draw Term Loan	06/13/2024	$1,674	$(63)
Appfire Technologies, LLC	Revolver	03/09/2027	157	(6)
Applitools, Inc.	Revolver	05/25/2028	433	(7)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2023	2,281	(88)
Assembly Intermediate, LLC	Revolver	10/19/2027	1,244	(48)
Associations, Inc.	Delayed Draw Term Loan	06/10/2024	6,694	(304)
Associations, Inc.	Revolver	07/02/2027	1,860	(84)
Atlas Us Finco, Inc.	Revolver	12/09/2028	186	(6)
Avalara, Inc.	Revolver	10/19/2028	1,071	(26)
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	(10)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	09/23/2024	10,116	(403)
Bullhorn, Inc.	Revolver	09/30/2026	320	(10)
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	(445)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/31/2024	1,608	(16)
Caerus US 1, Inc.	Revolver	05/25/2029	878	(17)
Cerity Partners, LLC	Delayed Draw Term Loan	12/30/2023	12,699	(381)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	03/02/2023	1,026	(15)
Diligent Corporation	Revolver	08/04/2025	3,150	(69)
Donuts, Inc.	Delayed Draw Term Loan	08/14/2023	3,166	(80)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	07/01/2024	2,028	(92)
Dwyer Instruments, Inc.	Revolver	07/21/2027	855	(39)
Encore Holdings, LLC	Delayed Draw Term Loan	11/23/2024	1,469	(35)
Encore Holdings, LLC	Revolver	11/23/2027	539	(13)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	04/13/2023	47	(1)
Energy Labs Holdings Corp.	Revolver	04/07/2028	45	(1)
Excelitas Technologies Corp.	Delayed Draw Term Loan	08/11/2024	262	(13)
Excelitas Technologies Corp.	Revolver	08/14/2028	57	(3)
FLS Holding, Inc.	Revolver	12/17/2027	1,802	(29)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,074	(44)
Fortis Solutions Group, LLC	Delayed Draw Term Loan	10/15/2023	76	(2)
Fortis Solutions Group, LLC	Delayed Draw Term Loan	06/24/2024	1,000	(33)
Fortis Solutions Group, LLC	Revolver	10/15/2027	2,339	(76)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,689	(47)
GS AcquisitionCo, Inc.	Revolver	05/22/2026	2,420	(58)
GSM Acquisition Corp.	Revolver	11/16/2026	4,280	(62)
Galway Borrower, LLC	Delayed Draw Term Loan	09/30/2023	298	(12)
Galway Borrower, LLC	Revolver	09/30/2027	2,053	(88)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	03/09/2024	6	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gateway US Holdings, Inc.	Revolver	09/22/2026	$14	$—
Govbrands Intermediate, Inc.	Delayed Draw Term Loan	08/04/2023	4,185	(191)
Govbrands Intermediate, Inc.	Revolver	08/04/2027	424	(19)
GraphPad Software, LLC	Revolver	04/27/2027	1,750	(58)
Ground Penetrating Radar Systems, LLC	Revolver	06/26/2025	1,181	(30)
Gurobi Optimization, LLC	Revolver	12/19/2023	1,607	—
Heartland Home Services, Inc.	Delayed Draw Term Loan	08/10/2023	612	(18)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	1,255	(36)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	(11)
High Street Buyer, Inc.	Revolver	04/16/2027	2,136	(62)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	06/17/2024	3,413	(154)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	06/22/2024	4,777	(248)
KWOR Acquisition, Inc.	Revolver	12/22/2027	122	(6)
Kaseya, Inc.	Delayed Draw Term Loan	06/22/2024	856	(37)
Kaseya, Inc.	Revolver	06/25/2029	856	(37)
Komline Sanderson Engineering Corp.	Delayed Draw Term Loan	05/27/2024	8,529	(507)
Komline Sanderson Engineering Corp.	Revolver	03/17/2026	2,057	(122)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	03/14/2024	257	(5)
LegitScript	Delayed Draw Term Loan	06/24/2024	7,654	(68)
LegitScript	Revolver	06/24/2028	3,917	(72)
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	02/28/2023	4,050	(118)
Lightspeed Solution, LLC	Delayed Draw Term Loan	03/01/2024	2,439	(89)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	2,150	(64)
MRI Software, LLC	Revolver	02/10/2026	2,215	(45)
Magnolia Wash Holdings	Revolver	07/14/2028	71	(3)
Majesco	Revolver	09/21/2026	1,575	(66)
Mammoth Holdings, LLC	Revolver	10/16/2023	953	—
Mantech International CP	Delayed Draw Term Loan	09/14/2024	87	(2)
Mantech International CP	Revolver	09/14/2028	53	(1)
Montana Buyer, Inc.	Revolver	07/22/2028	466	(16)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	06/09/2024	1,652	(89)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(23)
Oak Purchaser, Inc.	Delayed Draw Term Loan	04/28/2024	1,236	(18)
Oak Purchaser, Inc.	Revolver	04/28/2028	372	(5)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	03/31/2024	399	(3)
Oakbridge Insurance Agency, LLC	Revolver	12/31/2026	36	—
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	06/24/2024	732	(31)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	06/24/2024	173	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	$1,065	$(45)
PCX Holding Corp.	Revolver	04/22/2027	1,296	(42)
PDFTron Systems, Inc.	Revolver	07/15/2026	3,850	(128)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	4,485	(207)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	12/14/2023	292	(14)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	832	(40)
Pound Bidco, Inc.	Revolver	01/30/2026	1,163	(5)
Pritchard Industries, LLC	Delayed Draw Term Loan	10/13/2023	691	(38)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	12/20/2023	794	(35)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	(11)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	05/02/2024	1,038	(10)
Project Boost Purchaser, LLC	Revolver	05/02/2028	449	(4)
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	09/01/2023	2,431	(85)
QW Holding Corporation	Delayed Draw Term Loan	05/02/2024	394	(15)
QW Holding Corporation	Revolver	08/31/2026	2,250	(84)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2024	2,248	(31)
Randy's Holdings, Inc.	Revolver	10/31/2027	757	(22)
Radwell Parent, LLC	Revolver	04/01/2028	2,442	(71)
Recovery Point Systems, Inc.	Revolver	08/12/2026	4,000	(5)
Redwood Services Group, LLC	Delayed Draw Term Loan	12/22/2023	729	(32)
Revalize, Inc.	Revolver	04/15/2027	71	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	07/07/2024	558	(21)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	06/30/2024	426	(6)
RoadOne IntermodaLogistics	Revolver	12/30/2028	255	(8)
Securonix, Inc.	Revolver	04/05/2028	3,782	(137)
Sherlock Buyer Corp.	Delayed Draw Term Loan	02/08/2023	3,215	(71)
Sherlock Buyer Corp.	Revolver	12/08/2027	1,286	(28)
Skykick, Inc.	Delayed Draw Term Loan	03/01/2023	1,155	(29)
Smarsh, Inc.	Delayed Draw Term Loan	02/18/2024	536	(20)
Smarsh, Inc.	Revolver	02/16/2029	268	(10)
MSM Acquisitions, Inc.	Delayed Draw Term Loan	01/30/2023	23,439	(560)
MSM Acquisitions, Inc.	Revolver	12/09/2026	2,112	(51)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	06/29/2023	1,917	(112)
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	881	(51)
Spotless Brands, LLC	Revolver	07/25/2028	145	(6)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/14/2024	737	(39)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	175	(9)
Summit Buyer, LLC	Delayed Draw Term Loan	06/23/2023	3,304	(146)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2022
(In thousands)

Investments-non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Buyer, LLC	Revolver	01/14/2026	$2,420	$(107)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	1,681	(50)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/27/2024	3,601	(72)
Suveto	Delayed Draw Term Loan	09/09/2023	5,081	(182)
Suveto	Revolver	09/09/2027	486	(18)
Sweep Purchaser, LLC	Delayed Draw Term Loan	05/05/2024	273	(15)
Sweep Purchaser, LLC	Revolver	11/30/2026	1,153	(62)
Syntax Systems Ltd	Delayed Draw Term Loan	10/29/2023	9,356	(510)
Syntax Systems Ltd	Revolver	10/29/2026	1,247	(68)
Tamarack Intermediate, LLC	Revolver	03/13/2028	808	(36)
Tank Holding Corp.	Revolver	03/31/2028	667	(37)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	01/22/2027	1,717	(42)
Triple Lift, Inc.	Revolver	05/08/2028	2,467	(127)
Trunk Acquisition, Inc.	Revolver	02/19/2026	857	(39)
Two Six Labs, LLC	Delayed Draw Term Loan	08/20/2023	2,134	(52)
Two Six Labs, LLC	Revolver	08/20/2027	2,134	(52)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	10/29/2023	164	(5)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	10/29/2023	10,000	(303)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	10/29/2026	3,000	(91)
UpStack, Inc.	Delayed Draw Term Loan	08/26/2023	1,050	(32)
UpStack, Inc.	Revolver	08/20/2027	875	(26)
V Global Holdings, LLC	Revolver	12/22/2025	672	(34)
VRC Companies, LLC	Delayed Draw Term Loan	01/06/2024	6,059	(212)
VRC Companies, LLC	Revolver	06/29/2027	1,653	(58)
Valcourt Holdings II, LLC	Delayed Draw Term Loan	01/07/2023	1,121	(13)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/18/2024	142	(8)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	268	(4)
World Insurance Associates, LLC	Revolver	04/01/2026	444	(14)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,649	(7)
mPulse Mobile, Inc.	Delayed Draw Term Loan	02/17/2023	1,996	(60)
mPulse Mobile, Inc.	Revolver	12/17/2027	353	(11)
Total First Lien Debt Unfunded Commitments			$305,663	$(9,984)
Second Lien Debt
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/17/2023	$88	$(7)
Infinite Bidco, LLC	Delayed Draw Term Loan	03/14/2023	8,500	(269)
Total Second Lien Debt Unfunded Commitments			$8,588	$(276)
Total Unfunded Commitments			$314,251	$(10,260)

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
The Company conducted private offerings of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each private offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of Common Stock pursuant to a subscription agreement entered into with the Company. In accordance with the terms of the subscription agreements (the “Subscription Agreements”) entered into by investors in the Company's private offerings,, the Company’s Board of Directors (the “Board of Directors”) approved a one-year extension of the Investment Period (as defined in the Subscription Agreements) such that the Investment Period expired on December 23, 2023. As of October 4, 2023, all Capital Commitments had been fully funded.
On January 26, 2024, the Company closed its initial public offering (“IPO”), issuing 5,000,000 shares of its Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of approximately $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024. See Note 12 “Subsequent Events.”
The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2023, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“Financing SPV”) and DLF Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV, DLF SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements
December 31, 2023
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
The Company reclassified certain industry groupings of its portfolio companies presented in the accompanying consolidated financial statements as of December 31, 2023 to align with the recently updated Global Industry Classification Standards (“GICS”), where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.
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
The Board of Directors, with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same - to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

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
Non-Accrual Investments
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
As of December 31, 2023 and December 31, 2022, the Company had three and one investments, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2023 and December 31, 2022 was $19,353 and $1,500, respectively.
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

The Company pays the Investment Adviser a base management fee and an incentive fee under the Investment Advisory Agreement between the Company and the Investment Adviser entered into on November 25, 2019 (the “Original Investment Advisory Agreement”) as described in Note 3 “Related Party Transactions” below. The fees are recorded on the Consolidated Statements of Operations. On January 24, 2024, the Company entered into an Amended and Restated Investment Advisory Agreement with the

Adviser (the “Amended and Restated Investment Advisory Agreement” and together with the Original Investment Advisory Agreement, the "Investment Advisory Agreement"). See Note 12 “Subsequent Events.”
Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility is presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the December 31, 2023, December 31, 2022 and December 31, 2021, the Company accrued $1,519, $334 and $80 of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. The Company has assessed currently issued ASUs and has determined that they are not applicable or expected to have minimal impact on its consolidated financial statements.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 25, 2019, the Company entered into the Original Investment Advisory Agreement. The Original Investment Advisory Agreement had an initial term of two years continued thereafter from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Original Investment Advisory Agreement was most recently approved in August 2023.
On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser. See Note 12. “Subsequent Events.”
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately be borne by the stockholders.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company’s average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. Pursuant to the Original Investment Advisory Agreement, the Adviser agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Original

Investment Advisory Agreement prior to a listing of the Common Stock on a national securities exchange. Any Base Management Fees so waived were not subject to recoupment by the Investment Adviser. The Base Management Fee is payable quarterly in arrears, and no management fee was charged on committed but undrawn Capital Commitments.
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, Base Management Fees were $7,637, $6,679 and $3,465 net of waiver, respectively. As of December 31, 2023 and December 31, 2022, $2,012 and $1,783 were payable to the Investment Adviser relating to Base Management Fees.
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
Pursuant to the Original Investment Advisory Agreement, the Company paid its Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
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
The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Original Investment Advisory Agreement in an amount equal to 17.5% of the realized capital gains, if any, on a cumulative basis from the date of the Company's election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Original Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).
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
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, $42,012, $26,635 and $15,852 respectively, of income based incentive fees were accrued to the Investment Adviser.
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, the Investment Adviser accrued $0, $(2,441) and $1,809 capital gains incentive fees. For the year ended December 31, 2022, there was $2,441 a reversal of previously accrued capital gains incentive fees as there was net unrealized depreciation on investments during the period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of December 31, 2023, $11,766 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees payable. As of December 31, 2022, $8,118 and $0 were payable to the Investment Adviser relating to income-based incentive fees and capital gains incentive fees, respectively.
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
For the year ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company incurred $178, $72 and $212, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022 were $178 and $110, respectively.
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
For the year ended December 31, 2023, the Company did not incur any organization costs and all previously waived amount were already recaptured as of December 31, 2022. For the year ended December 31, 2022, the Company did not incur any organization costs. For the year ended December 31, 2021, the Investment Adviser recaptured $98 of previously waived amounts from the Company. The Investment Adviser recaptured $44 of previously waived amounts from the Company since actual offering and organizational expenses incurred from May 30, 2019 (inception) as a result of additional closings of investor commitments.
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
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assist in the placement of Common Stock in the Company’s private offerings. The Company was not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments were made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent received any payments it would remit the payment to the Placement Agent. The Placement Agent Agreement terminated on January 24, 2024.
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
MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of December 31, 2023 and December 31, 2022, MS Credit Partners Holdings held approximately 11.7% and 11.9% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6. “Debt”) and received fees of $213 at closing, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6. “Debt”) and received fees of $138 at closing.
These fees are deferred and amortized over the life of the related term obligation using the straight-line method. Any unamortized amounts are presented as a reduction to the outstanding term debt principal amount on the Consolidated Statements of Assets and Liabilities.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,027,413	$3,004,544	94.1%	$2,753,620	$2,694,111	93.8%
Second Lien Debt	146,014	132,415	4.1	136,620	128,350	4.5
Other Investments	53,349	56,602	1.8	49,406	51,127	1.7
Total	$3,226,776	$3,193,561	100.0%	$2,939,646	$2,873,588	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022(1)
Aerospace & Defense	2.2%	1.8%
Air Freight & Logistics	1.1	1.1
Automobile Components	3.5	3.8
Automobiles	4.7	5.1
Biotechnology	0.5	0.5
Chemicals	0.6	0.6
Commercial Services & Supplies	9.6	11.2
Construction & Engineering	1.5	1.3
Containers & Packaging	1.4	1.6
Distributors	2.9	4.2
Diversified Consumer Services	2.5	3.0
Electronic Equipment, Instruments & Components	2.1	1.0
Energy Equipment & Services	0.5	0.5
Financial Services	1.9	0.7
Food Products	2.3	2.5
Health Care Equipment & Supplies	0.7	0.3
Health Care Providers & Services	4.6	3.4
Health Care Technology	1.9	0.7
Industrial Conglomerates	1.3	0.2
Insurance Services	14.9	15.7
Interactive Media & Services	3.2	3.5
IT Services	8.7	9.6
Leisure Products	0.7	0.8
Machinery	2.1	3.0
Multi-Utilities	0.7	0.6
Oil, Gas & Consumable Fuels	—	0.0 (2)
Pharmaceuticals	0.4	0.4
Professional Services	3.8	3.2
Real Estate Management & Development	5.3	5.4
Software	14.2	14.3
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%
(1) The Company reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2022 to align with the recently updated GICS, where applicable. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2022.
(2) Amount rounds to 0.0%.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,985	$17,048	0.5%	$10,187	$9,870	0.3%
Canada	98,674	98,387	3.1	108,820	105,764	3.7
United Kingdom	12,398	12,629	0.4	11,157	11,157	0.4
United States	3,098,719	3,065,497	96.0	2,809,482	2,746,797	95.6
Total	$3,226,776	$3,193,561	100.0%	$2,939,646	$2,873,588	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$24,674	$2,979,870	$3,004,544	$—	$25,362	$2,668,749	$2,694,111
Second Lien Debt	—	35,567	96,848	132,415	—	5,459	122,891	128,350
Other Securities	—	—	40,636	40,636	—	—	36,395	36,395
Subtotal	$—	$60,241	$3,117,354	$3,177,595	$—	$30,821	$2,828,035	$2,858,856
Investment measured at net asset value(1)				15,966				14,732
Total				$3,193,561				$2,873,588
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	618,914	86	1,812	620,812
Proceeds from principal repayments and sales of investments	(359,835)	—	—	(359,835)
Accretion of discount/amortization of premium	10,908	269	10	11,187
Payment-in-kind	3,417	532	2,120	6,069
Net change in unrealized appreciation (depreciation)	37,599	(6)	299	37,892
Net realized gains (losses)	118	—	—	118
Transfers into/(out) of Level 3(1)	—	(26,924)	—	(26,924)
Fair value, end of period	$2,979,870	$96,848	$40,636	$3,117,354

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2023	$37,547	$(6)	$299	$37,840
(1)     Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2022:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,207,036	$121,550	$27,973	$2,356,559
Purchases of investments	900,740	15,694	8,315	924,749
Proceeds from principal repayments and sales of investments	(384,631)	—	(48)	(384,679)
Accretion of discount/amortization of premium	11,062	278	1	11,341
Payment-in-kind	1,080	524	1,110	2,714
Net change in unrealized appreciation (depreciation)	(67,033)	(9,205)	(1,004)	(77,242)
Net realized gains (losses)	495	—	48	543
Transfers into/(out) of Level 3(1)	—	(5,950)	—	(5,950)
Fair value, end of period	$2,668,749	$122,891	$36,395	$2,828,035

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2022	$(64,817)	$(9,186)	$(1,004)	$(75,007)
(1)     Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,979,870	Yield Analysis	Discount Rate	8.61%	25.09%	11.00%
Investments in second lien debt	$96,848	Yield Analysis	Discount Rate	10.80%	31.13%	14.37%
Investments in other securities:
Unsecured debt	$1,894	Income Approach	Discount Rate	14.60%	14.60%	14.60%
	170	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	18,758	Income Approach	Discount Rate	12.19%	15.68%	13.47%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,600	Market Approach	EBITDA Multiple	8.10x	18.70x	13.26x
	1,939	Market Approach	Revenue Multiple	7.60x	9.80x	8.47x
Total investments in other securities	$40,636
Total Investments	$3,117,354

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$2,624,749	Yield Analysis	Discount Rate	9.20%	20.44%	11.27%
	44,000	Transaction Price	Recent Transaction	100.00%	100.00%	100.00%
Investments in second lien debt	$122,891	Yield Analysis	Discount Rate	12.14%	17.20%	14.24%
Investments in other securities
Unsecured debt	$1,826	Income Approach	Discount Rate	16.60%	16.60%	16.60%
	372	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	16,076	Income Approach	Discount Rate	12.20%	15.69%	13.62%
	963	Market Approach	Revenue Multiple	8.78x	8.78x	8.78x
Common equity	15,877	Market Approach	EBITDA Multiple	8.10x	18.70x	13.25x
	1,281	Market Approach	Revenue Multiple	10.20x	10.20x	10.20x
Total investments in other securities	$36,395
Total Investments	$2,828,035
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facilities, 2027 Notes (as defined below in Note 6. “Debt”) and 2025 Notes (as defined below in Note 6. “Debt”), are presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company, which is categorized as Level 2 within the fair value hierarchy, and as of December 31, 2023, the fair value of the Company’s 2027 Notes was $407,617. The fair value of the Company’s credit facilities and 2025 Notes are estimated in accordance with the Company's valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	$282,000	$282,000	$400,000	$400,000
Truist Credit Facility	520,263	520,263	432,254	432,254
2027 Notes(1)	420,834	407,617	419,498	394,995
2025 Notes(1)	272,935	275,000	271,723	275,000
Total	$1,496,032	$1,484,880	$1,523,475	$1,502,249
(1)As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively. As of December 31, 2022, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT

The Company’s debt obligations were as follows. Unused debt capacity of credit facilities were subject to certain borrowing base restrictions:

	December 31, 2023			December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	282,000	318,000	600,000	400,000	200,000
Truist Credit Facility(2)(3)	1,120,000	520,263	599,484	975,000	432,254	538,521
2027 Notes(4)	425,000	425,000	—	425,000	425,000	—
2025 Notes(4)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,502,263	$917,484	$2,275,000	$1,532,254	$738,521
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of December 31, 2023 and December 31, 2022, a letter of credit of $253 and $4,225, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount.
(3)Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2023 and December 31, 2022, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively.
(4)As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively. As of December 31, 2022, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $4,622 and $3,277, and unamortized original issuance discount of $881 and $0, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the year ended December 31, 2023, December 31, 2022 and December 31, 2021 was 6.51% and 4.05%, and 2.12% respectively. The combined weighted average debt of the aggregate borrowings outstanding for the year ended December 31, 2023, December 31, 2022 and December 31, 2021 was $1,576,285 and $1,432,492, and $796,272 respectively.
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
CIBC Subscription Facility
On December 31, 2019, the Company entered into a revolving credit agreement (as amended, restated or otherwise modified from time to time, the "CIBC Subscription Facility") with CIBC Bank USA as administrative agent and arranger. The CIBC Subscription Facility allowed the Company to borrow up to the maximum revolving commitment at any one time outstanding, subject to certain restrictions, including availability under the borrowing base, which is based on unused Capital Commitments. The CIBC Subscription Facility bore interest at a rate at the Company’s election of either (i) the per annum one or three-month LIBOR, divided by a number determined by subtracting from 1.00 the then stated maximum reserve percentage for determining reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency funding or liabilities, plus 1.65% or (ii) the prime rate plus 0.65%, as calculated under the CIBC Subscription Facility. The CIBC Subscription Facility was secured by the unfunded commitments of certain stockholders of the Company. The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.

The summary information of the CIBC Subscription Facility is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Borrowing interest expense	$—	$8,312	$6,379
Facility unused commitment fees	—	26	92
Amortization of deferred financing costs	—	1,347	1,375
Total	$—	$9,685	$7,846
Weighted average interest rate	—%	3.13%	1.77%
Weighted average outstanding balance	$—	$262,184	$354,810
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of December 31, 2023, the borrowing capacity under the BNP Funding Facility was

$600,000. The applicable margin on borrowings during the reinvestment period is 2.85% and, after the reinvestment period 3.35%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility has a maturity date of September 22, 2028.
The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Borrowing interest expense	$27,086	$15,376	$8,559
Facility unused commitment fees	771	507	69
Amortization of deferred financing costs	1,257	1,145	1,073
Total	$29,114	$17,028	$9,701
Weighted average interest rate	7.51%	3.90%	2.48%
Weighted average outstanding balance	$355,507	$389,216	$340,437
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility). The maximum principal amount of the Truist Credit Facility is $1,120,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of December 31, 2023, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. As of December 31, 2023, the availability period of the Truist Credit Facility will terminate on January 29, 2027. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
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
The summary information of the Truist Credit Facility is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	From July 16, 2021 to December 31, 2021
Borrowing interest expense	$37,055	$11,959	$2,145
Facility unused commitment fees	2,287	2,487	858
Amortization of deferred financing costs	1,992	1,243	465
Total	$41,334	$15,689	$3,468
Weighted average interest rate	7.02%	3.68%	2.09%
Weighted average outstanding balance	$520,778	$320,955	$218,189
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
The summary information of 2027 Notes is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,125	$17,000
Accretion of original issuance discount	214	190
Amortization of debt issuance costs	1,122	996
Total	$20,461	$18,186
Stated interest rate	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Borrowing interest expense	$20,762	$6,229
Amortization of debt issuance costs	1,212	365
Total	$21,974	$6,594
Stated interest rate	7.55%	7.55%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had $294,950 and $314,251 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8) NET ASSETS
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Total distributable earnings (loss), beginning of period	$(54,779)	$15,782	$4,702
Net investment income/(loss) after taxes	198,061	128,010	72,929
Accumulated net realized gain (loss)	118	537	1,895
Net unrealized appreciation (depreciation)	32,835	(80,005)	8,431
Dividends declared	(169,291)	(119,437)	(72,315)
Tax reclassification of stockholders’ equity	1,515	334	140
Total distributable earnings (loss), end of period	$8,459	$(54,779)	$15,782

The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Share Issuance Date	Shares Issued	Amount
October 04, 2023	10,680,808	$220,238
Total	10,680,808	$220,238

Following the above capital call, the Company did not have any remaining undrawn capital commitments.
The following table summarizes the total shares issued and proceeds received from the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Share Issuance Date	Shares Issued	Amount
May 16, 2022	3,548,132	$74,866
July 28, 2022	3,903,231	79,821
December 23, 2022	4,775,721	94,604
Total	12,227,084	$249,291
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	$35,377
June 27, 2023	June 27, 2023	July 25, 2023	0.57	40,735	(1)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	43,211	(2)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	49,968	(3)
Total Distributions			$2.27	$169,291
(1) Includes a supplemental distribution of $0.07.
(2) Includes a supplemental distribution of $0.10.
(3) Includes a special distribution of $0.10.
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

Prior to January 26, 2024, the Company had an “opt in” dividend reinvestment plan, or the DRIP. As a result, the Company’s stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The Company adopted an “opt out” DRIP on January 26, 2024. As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.
The following table summarizes the DRIP(1) shares issued to stockholders who have “opted in” to the DRIP for the year ended December 31, 2023 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2023	445,235	$8,891
April 25, 2023	482,721	9,698
July 25, 2023	554,001	11,274
October 25, 2023	579,388	12,022
Total	2,061,345	$41,885
(1)During the fiscal year ended December 31, 2023 the Company had an “opt in” DRIP in effect, pursuant to which stockholders who had elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
The following table summarizes the DRIP(1) shares issued to stockholders who have “opted in” to the DRIP for the year ended December 31, 2022 and the value of such shares as of the payment dates:

Payment Date	DRIP Shares Issued	DRIP Shares Value
January 25, 2022	358,891	$7,540
April 27, 2022	332,212	6,964
July 27, 2022	372,338	7,614
October 19, 2022	408,126	8,204
Total	1,471,567	$30,322
(1)During the fiscal year ended December 31, 2022, the Company had an “opt in” DRIP in effect, pursuant to which stockholders who had elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.
(9) EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator—net increase/(decrease) in net assets resulting from operations	$231,014	$48,542	$83,255
Denominator—weighted average shares outstanding	74,239,743	61,676,363	31,159,302
Basic and diluted earnings (loss) per share	$3.11	$0.79	$2.67
(10) INCOME TAXES
For income tax purposes, distributions made to the Company’s stockholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Distributions paid from:
Ordinary income (including net short-term capital gains)	$168,975	$119,433	$72,315
Net long-term capital gains	316	4	—
Total taxable distributions	$169,291	$119,437	$72,315
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
For the year ended December 31, 2023, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2023. The amount carried forward to 2024 is estimated to be approximately $41,893, of which $41,775 is expected to be ordinary income and $118 is expected to be capital gains, although these amounts will not be finalized until the 2023 tax returns are filed in 2024.
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
The book-to-tax differences relating to distributions made to the Company’s stockholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Paid-in capital in excess of par value	$(1,515)	$(334)	$(140)
Total distributable earnings (loss)	1,515	334	140
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2023, December 31, 2022 and December 31, 2021):

	As of
	December 31, 2023	December 31, 2022	December 31, 2021
Gross unrealized appreciation	$19,066	$6,529	$18,635
Gross unrealized depreciation	(52,242)	(72,587)	(4,696)
Net unrealized appreciation (depreciation)	$(33,176)	$(66,058)	$13,939
Tax cost of investments at year end	$3,226,720	$2,939,635	$2,373,435

(11) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data(1):
Net asset value, beginning of period	$19.81	$20.91	$20.08	$20.00
Net investment income (loss)	2.67	2.08	2.34	1.41
Net unrealized and realized gain (loss)(2)	0.46	(1.26)	0.52	(0.28)
Net increase (decrease) in net assets resulting from operations	3.13	0.82	2.86	1.13
Dividends declared	(2.27)	(1.92)	(2.07)	(1.30)
Issuance of common stock	—	—	0.04	0.25
Total increase (decrease) in net assets	0.86	(1.10)	0.83	0.08
Net asset value, end of period	$20.67	$19.81	$20.91	$20.08
Shares outstanding, end of period	83,278,831	70,536,678	56,838,027	15,024,425
Weighted average shares outstanding	74,239,743	61,676,363	31,159,302	7,559,426
Total return based on net asset value(3)	16.40%	3.99%	14.83%	7.07%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,721,151	$1,397,305	$1,188,587	$301,620
Ratio of net expenses to average net assets(4)	11.14%	7.99%	6.77%	7.02%
Ratio of expenses before waivers to average net assets(4)	12.65%	9.55%	8.26%	8.20%
Ratio of net investment income to average net assets(4)	13.01%	9.97%	10.55%	6.62%
Ratio of total contributed capital to total committed capital, end of period	100.00%	86.48%	88.87%	20.57%
Asset coverage ratio	214.57%	191.19%	195.10%	190.35%
Portfolio turnover rate	11.98%	14.87%	27.18%	31.11%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the year ended December 31, 2023 , December 31, 2022 and December 31, 2021, the amount shown may not correspond for the period as it includes the effect of the timing of the distribution and the issuance of common stock.
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
IPO
On January 26, 2024, the Company closed its IPO, issuing 5,000,000 shares of its Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of approximately $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.
Amended and Restated Investment Advisory Agreement
On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement. The Amended and Restated Investment Advisory Agreement incorporates (i) a cumulative three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized capital loss, if any, during the applicable three-year lookback period. From January 24, 2024 to January 24, 2025 the Adviser has also agreed to waive any portion of the Base Management Fee in excess of

0.75% and each component of the incentive fee above 15%. Otherwise, no material changes were made to the Original Investment Advisory Agreement.
Dividend Declarations
On January 11, 2024, the Board of Directors declared the following special distributions:

Record Date	Special Distribution Amount (per Share)
195 days after the date of the final prospectus relating to the Company’s IPO	$0.10
285 days after the date of the final prospectus relating to the Company’s IPO	$0.10

The payable date of each of the above distributions shall be on or about 25 days after the end of the calendar quarter in which the record date occurred, or if such date is not a business day, the preceding business day. Shares of Common Stock sold pursuant to the prospectus relating to the Company's IPO will be entitled to receive these distributions.
On February 29, 2024, the Board of Directors declared a regular distribution to stockholders in the amount of $0.50 per share. The distributions will be payable on or around April 25, 2024 to stockholders of record as of March 29, 2024.
Share Repurchase Plan
On January 25, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on September 11, 2023. The Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan will commence beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan , (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
The “restricted period” under Regulation M ended upon the closing of the Company's IPO and, therefore, the Common Stock repurchases/purchases described above will begin 60 days after the closing of the IPO, or March 26, 2024.
Dividend Reinvestment Plan
Effective January 26, 2024, the Company has adopted an “opt out” DRIP that provides for reinvestment of dividends and other distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend or other distribution, then the stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2024 annual meeting of stockholders.

PART IV
Item 15. Exhibits
(a) Documents filed as part of this report

The following documents are filed as part of this annual report:

(1) Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 82 of this annual report on Form 10-K.

(2) Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.

(3) Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference. Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

(b) Exhibits

Exhibit
3.1	Form of Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(13)
4.1*	Description of Securities.
4.2	Indenture, dated as of February 11, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(2)
4.3	First Supplemental Indenture, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee(3)
4.4	Form of 4.500% Notes due 2027(3)
4.5
Registration Rights Agreement, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and among the Company and SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the Initial Purchasers(4)

10.1	Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024(14)
10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement(1)
10.3	Form of Administration Agreement(1)
10.4	Form of Custody Agreement(1)
10.5	Form of License Agreement(1)
10.6	Form of Indemnification Agreement(1)
10.7	Amended and Restated Dividend Reinvestment Plan(14)
10.12
Revolving Credit and Security Agreement, dated as of October 14, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equityholder and servicer, and U.S. Bank National Association, as collateral agent(5)

10.13	Purchase and Sale Agreement, dated as of October 14, 2020, between DLF Financing SPV LLC, as purchaser, and Morgan Stanley Direct Lending Fund, as seller(5)
10.14
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 11, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(6)

10.15
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of March 2, 2021, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(7)

10.16
Senior Secured Revolving Credit Agreement, dated as of July 16, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner(8)

Exhibit
10.17
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of December 3, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner(12)

10.21
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of May 20, 2022, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Union Bank, N.A., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arranger(9)

10.23	Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 13, 2022(10)
10.25	Third Amendment to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023(11)
10.26
Amendment No. 3 to Revolving Credit and Security Agreement, dated as of September 22, 2023, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(15)

14.1	Code of Ethics of Morgan Stanley Direct Lending Fund.(1)
14.2	Code of Ethics of MS Capital Partners Adviser Inc.(1)
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.7*	Morgan Stanley Direct Lending Fund Clawback Policy
*	Filed herewith
(1)	Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(4)	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2020 (File No. 814-01332)
(6)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(7)	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 22, 2021 (File No. 814-01332)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on May 18, 2022 (File No. 814-01332)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 14, 2022 (File No. 814-01332)
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332)
(12)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed by the Company on March 18, 2022 (File No. 814-01332)
(13)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company on May 10, 2023 (File No. 814-01332)

Exhibit
(14)	Incorporated by Reference to the Company’s Post-Effective Amendment No. 1 to its Registration Statement on Form N-2 filed by the Company on January 29, 2024 (File No. 333-276056)
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 28, 2023 (File No. 814-01332)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: March 1, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 1, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: March 1, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: March 1, 2024	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 1, 2024	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 1, 2024	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 1, 2024	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 1, 2024	By:	/s/ Adam Metz
Adam Metz Director