Form 10-Q
period 2024-03-31
Morgan Stanley Direct Lending Fund
filed 2024-05-09
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of May 9, 2024, the Registrant had 89,407,008 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
SIGNATURES

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,323,767 and $3,226,776)	$3,293,205	$3,193,561
Cash	64,762	69,705
Deferred financing costs	13,391	14,317
Interest and dividend receivable from non-controlled/non-affiliated investments	29,341	28,884
Subscription receivable	—	41
Receivable for investments sold/repaid	348	173
Prepaid expenses and other assets	300	53
Total assets	3,401,347	3,306,734

Liabilities
Debt (net of unamortized debt issuance costs of $4,982 and $5,564)	1,486,661	1,496,032
Payable for investment purchased	2,972	8
Payable to affiliates (Note 3)	2,511	2,870
Dividends payable	44,447	49,968
Management fees payable	5,132	2,012
Income based incentive fees payable	10,126	11,766
Interest payable	8,963	18,823
Accrued expenses and other liabilities	3,508	4,104
Total liabilities	1,564,320	1,585,583

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (100,000,000 shares authorized; 88,894,490 and 83,278,831 shares issued and outstanding)	89	83
Paid-in capital in excess of par value	1,821,242	1,712,609
Total distributable earnings (loss)	15,696	8,459
Total net assets	$1,837,027	$1,721,151
Total liabilities and net assets	$3,401,347	$3,306,734
Net asset value per share	$20.67	$20.67

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$94,631	$81,717
Payment-in-kind	2,644	441
Dividend income	565	496
Other income	1,261	985
Total investment income	99,101	83,639

Expenses:
Interest and other financing expenses	27,260	26,667
Management fees	8,230	7,304
Income based incentive fees	11,336	9,381
Professional fees	1,217	1,241
Directors’ fees	146	80
Administrative service fees	25	54
General and other expenses	108	168
Total expenses	48,322	44,895
Management fees waiver (Note 3)	(3,098)	(5,478)
Incentive fees waiver (Note 3)	(1,210)	—
Net expenses	44,014	39,417
Net investment income (loss) before taxes	55,087	44,222
Excise tax expense	436	—
Net investment income (loss) after taxes	54,651	44,222

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(5,625)	122
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	2,658	(567)
Net realized and unrealized gain (loss)	(2,967)	(445)
Net increase (decrease) in net assets resulting from operations	$51,684	$43,777

Net investment income (loss) per share (basic and diluted)	$0.63	$0.62
Earnings per share (basic and diluted)	$0.59	$0.62
Weighted average shares outstanding:	87,358,527	70,863,184

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amount)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net assets at the beginning of period	$1,721,151	$1,397,305
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	54,651	44,222
Net realized gain (loss)	(5,625)	122
Net change in unrealized appreciation (depreciation)	2,658	(567)
Net increase in net assets resulting from operations	51,684	43,777

Distributions to stockholders from:
Distributable earnings	(44,447)	(35,377)
Total distributions to stockholders	(44,447)	(35,377)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs	95,847	—
Reinvestment of dividends	12,792	8,891
Net increase (decrease) in net assets resulting from capital transactions	108,639	8,891
Total increase (decrease) in net assets	115,876	17,291
Net assets at end of period	$1,837,027	$1,414,596
Dividends per share	$0.50	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$51,684	$43,777
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(2,658)	567
Net realized (gain) loss on investments	5,625	(122)
Net accretion of discount and amortization of premium on investments	(2,714)	(2,530)
Payment-in-kind interest and dividend capitalized	(3,226)	(1,003)
Amortization of deferred financing costs	926	699
Amortization of debt issuance costs and original issuance discount on Unsecured Notes	635	628
Purchases of investments and change in payable for investments purchased	(165,393)	(139,566)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	71,505	90,247
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(457)	(1,613)
(Increase) decrease in prepaid expenses and other assets	(247)	(448)
(Decrease) increase in payable to affiliates	(359)	(694)
(Decrease) increase in management fees payable	3,120	43
(Decrease) increase in incentive fees payable	(1,640)	1,263
(Decrease) increase in interest payable	(9,860)	(7,719)
(Decrease) increase in accrued expenses and other liabilities	(596)	107
Net cash provided by (used in) operating activities	(53,655)	(16,364)
Cash flows from financing activities:
Borrowings on debt	102,000	60,000
Repayments on debt	(112,000)	—
Deferred financing costs paid	—	(3,939)
Dividends paid in cash	(37,176)	(23,862)
Proceeds from issuance of common stock, net of underwriting & offering costs	95,888	2,556
Net cash provided by (used in) financing activities	48,712	34,755
Net increase (decrease) in cash	(4,943)	18,391
Cash, beginning of period	69,705	81,215
Cash, end of period	$64,762	$99,606

Supplemental information and non-cash activities:
Excise tax paid	$1,457	$361
Interest expense paid	$35,558	$33,059
Reinvestment of dividends	$12,792	$8,891
Dividends payable	$44,447	$35,682
Non-cash purchases of investments	$(24,636)	$—
Non-cash sales of investments	$24,636	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Jonathan Acquisition Company	(5) (7)	S +	5.00%	10.40%	12/22/2026	2,677	$2,638	$2,657	0.14%
Mantech International CP	(5) (8)	S +	5.75%	11.06%	9/14/2029	3,877	3,873	3,877	0.21
Mantech International CP	(5) (8) (13)	S +	5.75%	11.06%	9/14/2029	349	348	349	0.02
Mantech International CP	(5) (8) (13)	S +	5.75%	11.06%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(5) (6) (7)	S +	6.25%	11.71%	4/22/2027	18,001	17,897	17,950	0.98
PCX Holding Corp.	(5) (7)	S +	6.25%	11.71%	4/22/2027	18,125	17,906	18,074	0.98
PCX Holding Corp.	(5) (7) (13)	S +	6.25%	11.71%	4/22/2027	1,234	1,224	1,229	0.07
Two Six Labs, LLC	(5) (6) (8)	S +	5.50%	10.81%	8/20/2027	25,829	25,425	25,343	1.38
Two Six Labs, LLC	(5) (8)	S +	5.50%	10.81%	8/20/2027	4,226	4,167	4,112	0.22
Two Six Labs, LLC	(5) (8) (13)	S +	5.50%	10.81%	8/20/2027	—	(24)	(58)	—
							73,453	73,533	4.00
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(5) (8)	S +	5.75%	11.06%	6/11/2027	14,227	14,025	14,168	0.77
RoadOne IntermodaLogistics	(5) (7)	S +	6.25%	11.56%	12/29/2028	1,651	1,610	1,625	0.09
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.56%	12/29/2028	151	144	144	0.01
RoadOne IntermodaLogistics	(5) (7) (13)	S +	6.25%	11.56%	12/29/2028	20	12	15	—
							15,791	15,952	0.87
Automobile Components
Continental Battery Company	(5) (7)	S +	7.00% (incl. 4.08% PIK)	12.46%	1/20/2027	6,251	6,175	5,113	0.28
Randy's Holdings, Inc.	(5) (7)	S +	6.50%	11.81%	11/1/2028	6,659	6,495	6,659	0.36
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.81%	11/1/2028	270	240	270	0.01
Randy's Holdings, Inc.	(5) (7) (13)	S +	6.50%	11.81%	11/1/2028	237	217	237	0.01
Sonny's Enterprises, LLC	(5) (6) (7)	S +	6.75%	12.22%	8/5/2028	45,901	45,372	45,901	2.50
Spectrum Automotive Holdings Corp.	(5) (6) (8)	S +	5.75%	11.19%	6/29/2028	23,350	23,113	22,932	1.25
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.19%	6/29/2028	5,352	5,290	5,235	0.28
Spectrum Automotive Holdings Corp.	(5) (8) (13)	S +	5.75%	11.19%	6/29/2027	—	(7)	(16)	—
							86,895	86,331	4.70
Automobiles
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.68%	2/28/2025	20,459	20,347	20,187	1.10
ARI Network Services, Inc.	(5) (6) (8)	S +	5.25%	10.68%	2/28/2025	3,584	3,565	3,536	0.19
ARI Network Services, Inc.	(5) (8) (13)	S +	5.25%	10.68%	2/28/2025	606	591	566	0.03
COP Collisionright Parent, LLC	(5) (6) (7)	S +	5.50%	10.82%	1/29/2030	6,396	6,271	6,271	0.34
COP Collisionright Parent, LLC	(5) (7) (13)	S +	5.50%	10.82%	1/29/2030	175	137	137	0.01
COP Collisionright Parent, LLC	(5) (7) (13)	S +	5.50%	10.82%	1/29/2030	154	134	134	0.01

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(5) (8)	S +	5.25%	10.68%	2/28/2026	315	$309	$309	0.02%
Summit Buyer, LLC	(5) (7)	S +	5.75%	11.00%	1/14/2027	21,840	21,586	20,960	1.14
Summit Buyer, LLC	(5) (7) (13)	S +	5.75%	11.00%	1/14/2027	31,982	31,617	30,687	1.67
Summit Buyer, LLC	(5) (13)	P +	4.25%	12.75%	1/14/2027	452	427	354	0.02
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.46%	12/2/2025	37,459	37,144	36,919	2.01
Turbo Buyer, Inc.	(5) (7)	S +	6.00%	11.46%	12/2/2025	37,642	37,262	37,100	2.02
							159,390	157,160	8.56
Biotechnology
GraphPad Software, LLC	(5) (6) (7)	S +	5.50%	11.15%	4/27/2027	14,768	14,682	14,752	0.80
GraphPad Software, LLC	(5) (7)	S +	6.00%	11.46%	4/27/2027	1,750	1,741	1,748	0.10
							16,423	16,500	0.90
Chemicals
Tank Holding Corp.	(8)	S +	5.75%	11.20%	3/31/2028	15,674	15,426	15,428	0.84
Tank Holding Corp.	(8) (13)	S +	5.75%	11.20%	3/31/2028	334	320	322	0.02
Tank Holding Corp.	(8) (13)	S +	5.75%	11.20%	3/31/2028	200	189	187	0.01
V Global Holdings, LLC	(5) (6) (8)	S +	5.75%	11.22%	12/22/2027	4,842	4,772	4,546	0.25
V Global Holdings, LLC	(5) (8) (13)	S +	5.75%	11.22%	12/22/2025	414	407	373	0.02
							21,114	20,856	1.14
Commercial Services & Supplies
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.23%	12/23/2026	17,061	16,892	17,061	0.93
365 Retail Markets, LLC	(5) (7)	S +	4.75%	10.23%	12/23/2026	5,474	5,431	5,474	0.30
365 Retail Markets, LLC	(5) (7) (13)	S +	4.75%	10.23%	12/23/2026	—	(25)	—	—
Atlas Us Finco, Inc.	(5) (10)	S +	7.25%	12.55%	12/9/2029	6,984	6,849	6,899	0.38
Atlas Us Finco, Inc.	(5) (7) (10)	S +	7.25%	12.55%	12/9/2029	2,009	1,956	2,009	0.11
Atlas Us Finco, Inc.	(5) (7) (10) (13)	S +	7.25%	12.55%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(5) (8)	S +	6.00%	11.31%	7/29/2029	11,618	10,966	11,404	0.62
Encore Holdings, LLC	(5) (8)	S +	5.25%	10.65%	11/23/2028	1,826	1,803	1,826	0.10
Encore Holdings, LLC	(5) (8) (13)	S +	5.25%	10.65%	11/23/2028	3,552	3,427	3,475	0.19
Encore Holdings, LLC	(5) (8) (13)	S +	5.25%	10.65%	11/23/2027	—	(6)	—	—
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.68%	4/7/2028	383	379	379	0.02
Energy Labs Holdings Corp.	(5) (7)	S +	5.25%	10.68%	4/7/2028	36	36	36	—
Energy Labs Holdings Corp.	(5) (7) (13)	S +	5.25%	10.68%	4/7/2028	17	17	17	—
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.73%	12/15/2028	18,977	18,697	18,871	1.03
FLS Holding, Inc.	(5) (7) (10)	S +	5.25%	10.73%	12/15/2028	4,449	4,381	4,425	0.24
FLS Holding, Inc.	(5) (7) (10) (13)	S +	5.25%	10.73%	12/17/2027	—	(22)	(10)	—
Helios Service Partners, LLC	(5) (7)	S +	6.25%	11.81%	3/19/2027	6,841	6,696	6,778	0.37
Helios Service Partners, LLC	(5) (7) (13)	S +	6.25%	11.81%	3/19/2027	9,846	9,599	9,727	0.53

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Helios Service Partners, LLC	(5) (7) (13)	S +	6.00%	11.56%	3/19/2027	748	$722	$736	0.04%
Iris Buyer, LLC	(5) (7)	S +	6.25%	11.56%	10/2/2030	6,990	6,807	6,841	0.37
Iris Buyer, LLC	(5) (7) (13)	S +	6.25%	11.56%	10/2/2030	659	637	638	0.03
Iris Buyer, LLC	(5) (7) (13)	S +	6.25%	11.56%	10/2/2029	—	(25)	(21)	—
Helios Service Partners, LLC	(5) (7) (13)	S +	6.25%	11.84%	3/19/2027	—	(41)	(41)	—
PDFTron Systems, Inc.	(5) (6) (7) (10)	S +	5.50%	10.81%	7/15/2027	29,953	29,638	29,824	1.62
PDFTron Systems, Inc.	(5) (7) (10)	S +	5.50%	10.81%	7/15/2027	9,702	9,579	9,660	0.53
PDFTron Systems, Inc.	(5) (7) (10) (13)	S +	5.50%	10.81%	7/15/2026	1,283	1,213	1,250	0.07
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.49%	12/20/2028	3,879	3,822	3,856	0.21
Procure Acquireco, Inc. (Procure Analytics)	(5) (8)	S +	5.00%	10.49%	12/20/2028	192	189	191	0.01
Procure Acquireco, Inc. (Procure Analytics)	(5) (8) (13)	S +	5.00%	10.49%	12/20/2028	—	(3)	(1)	—
Sherlock Buyer Corp.	(5) (7)	S +	5.75%	11.16%	12/8/2028	10,922	10,761	10,922	0.59
Sherlock Buyer Corp.	(5) (7) (13)	S +	5.75%	11.16%	12/8/2027	—	(16)	—	—
Surewerx Purchaser III, Inc.	(5) (8) (10)	S +	6.75%	12.05%	12/28/2029	5,433	5,291	5,433	0.30
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.05%	12/28/2029	—	(19)	—	—
Surewerx Purchaser III, Inc.	(5) (8) (10) (13)	S +	6.75%	12.05%	12/28/2028	453	428	453	0.02
Sweep Purchaser, LLC	(5) (7)	S +	5.75% PIK	11.07%	6/30/2027	5,689	5,689	5,689	0.31
Sweep Purchaser, LLC	(5) (7)	S +	5.75%	11.07%	6/30/2027	3,187	3,187	3,187	0.17
Tamarack Intermediate, LLC	(5) (8)	S +	5.50%	10.97%	3/13/2028	5,534	5,453	5,432	0.30
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.50%	10.97%	3/13/2028	202	192	191	0.01
Tamarack Intermediate, LLC	(5) (8) (13)	S +	5.50%	10.97%	3/13/2028	—	(12)	(16)	—
United Flow Technologies Intermediate Holdco II, LLC	(5) (7)	S +	5.75%	11.21%	10/29/2027	16,758	16,536	16,577	0.90
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.21%	10/29/2027	19,603	19,317	19,390	1.06
United Flow Technologies Intermediate Holdco II, LLC	(5) (7) (13)	S +	5.75%	11.18%	10/29/2026	1,275	1,244	1,243	0.07
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	7.00% (incl. 0.50% PIK)	12.68%	4/13/2026	15,006	14,887	14,106	0.77
US Infra Svcs Buyer, LLC	(5) (6) (7)	S +	7.00% (incl. 0.50% PIK)	12.68%	4/13/2026	2,118	2,101	1,990	0.11
US Infra Svcs Buyer, LLC	(5) (7)	S +	7.00% (incl. 0.50% PIK)	12.68%	4/13/2026	2,250	2,235	2,115	0.12
Vensure Employer Services, Inc.	(5) (8) (13)	S +	5.25%	10.57%	4/1/2027	774	750	744	0.04
VRC Companies, LLC	(5) (6) (7)	S +	5.75%	11.07%	6/29/2027	72,816	72,136	72,816	3.96
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	11.07%	6/29/2027	55	48	48	—
VRC Companies, LLC	(5) (7) (13)	S +	5.75%	11.07%	6/29/2027	—	(14)	—	—
							299,804	301,624	16.42
Construction & Engineering
Arcoro Holdings Corp.	(5) (7)	S +	5.50%	10.82%	3/28/2030	13,043	12,783	12,783	0.70
Arcoro Holdings Corp.	(5) (7) (13)	S +	5.50%	10.82%	3/28/2030	—	(39)	(39)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
KPSKY Acquisition, Inc.	(5) (8)	S +	5.25%	10.66%	10/19/2028	33,778	$33,294	$33,156	1.80%
KPSKY Acquisition, Inc.	(5) (8)	S +	5.25%	10.66%	10/19/2028	7,734	7,615	7,592	0.41
LJ Avalon Holdings, LLC	(5) (7)	S +	6.25%	11.67%	2/1/2030	4,121	4,012	4,077	0.22
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.67%	2/1/2030	656	625	638	0.03
LJ Avalon Holdings, LLC	(5) (7) (13)	S +	6.25%	11.67%	2/1/2029	—	(16)	(7)	—
Superman Holdings, LLC	(5) (7)	S +	6.13%	11.43%	8/31/2027	1,597	1,564	1,582	0.09
Superman Holdings, LLC	(5) (7) (13)	S +	6.13%	11.43%	8/31/2027	—	(4)	(4)	—
							59,834	59,778	3.25
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (8)	S +	5.50%	10.83%	2/3/2031	20,100	19,902	19,902	1.08
PDI TA Holdings, Inc.	(5) (8) (13)	S +	5.50%	10.83%	2/3/2031	—	(37)	(37)	—
PDI TA Holdings, Inc.	(5) (8) (13)	S +	5.50%	10.83%	2/3/2031	—	(22)	(22)	—
							19,843	19,843	1.08
Containers & Packaging
BP Purchaser, LLC	(5) (8)	S +	5.50%	11.08%	12/11/2028	17,117	16,865	16,304	0.89
FORTIS Solutions Group, LLC	(5) (8)	S +	5.50%	10.90%	10/13/2028	26,704	26,320	26,704	1.45
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.90%	10/13/2028	227	220	227	0.01
FORTIS Solutions Group, LLC	(5) (8) (13)	S +	5.50%	10.90%	10/15/2027	135	103	135	0.01
							43,508	43,370	2.36
Distributors
48Forty Solutions, LLC	(5) (6) (7)	S +	6.00%	11.43%	11/30/2026	17,677	17,430	15,423	0.84
48Forty Solutions, LLC	(5) (7) (13)	S +	6.00%	11.43%	11/30/2026	1,900	1,869	1,554	0.08
ABB Concise Optical Group, LLC	(5) (8)	S +	7.50%	12.96%	2/23/2028	17,008	16,701	14,805	0.81
Avalara, Inc.	(5) (8)	S +	7.25%	12.56%	10/19/2028	10,402	10,197	10,402	0.57
Avalara, Inc.	(5) (8) (13)	S +	7.25%	12.56%	10/19/2028	—	(19)	—	—
Bradyifs Holdings, LLC	(5) (6) (7)	S +	6.00%	11.31%	10/31/2029	7,425	7,284	7,327	0.40
Bradyifs Holdings, LLC	(5) (7) (13)	S +	6.00%	11.31%	10/31/2029	200	191	190	0.01
Bradyifs Holdings, LLC	(5) (7) (13)	S +	6.00%	11.31%	10/31/2029	—	(12)	(8)	—
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.43%	11/1/2028	28,270	28,065	27,334	1.49
PT Intermediate Holdings III, LLC	(5) (8)	S +	5.98%	11.43%	11/1/2028	15,728	15,611	15,207	0.83
							97,317	92,234	5.02
Diversified Consumer Services
Apex Service Partners, LLC	(5) (6) (7)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	32,050	31,467	31,473	1.71
Apex Service Partners, LLC	(5) (7) (13)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2030	4,181	4,060	4,044	0.22
Apex Service Partners, LLC	(5) (7) (13)	S +	7.00% (incl. 2.00% PIK)	12.32%	10/24/2029	964	920	919	0.05

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Assembly Intermediate, LLC	(5) (7)	S +	6.00%	11.41%	10/19/2027	20,741	$20,467	$20,042	1.09%
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.41%	10/19/2027	3,630	3,571	3,455	0.19
Assembly Intermediate, LLC	(5) (7) (13)	S +	6.00%	11.41%	10/19/2027	—	(25)	(70)	—
EVDR Purchaser, Inc.	(5) (8)	S +	5.50%	10.83%	2/14/2031	20,583	20,176	20,176	1.10
EVDR Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.83%	2/14/2031	—	(58)	(58)	—
EVDR Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.83%	2/14/2031	1,411	1,342	1,342	0.07
FPG Intermediate Holdco, LLC	(5) (7) (15)	S +	6.50%	12.18%	3/5/2027	418	412	379	0.02
Heartland Home Services, Inc.	(5) (8)	S +	5.75%	11.08%	12/15/2026	1,941	1,932	1,925	0.10
Lightspeed Solution, LLC	(5) (8)	S +	6.50% (incl. 2.17% PIK)	11.84%	3/1/2028	7,959	7,851	7,942	0.43
Lightspeed Solution, LLC	(5) (8)	S +	6.50% (incl. 2.17% PIK)	11.84%	3/1/2028	525	517	524	0.03
LUV Car Wash Group, LLC	(5) (7) (13)	S +	7.00%	12.32%	12/9/2026	893	887	892	0.05
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.09%	7/14/2028	3,263	3,212	2,901	0.16
Magnolia Wash Holdings	(5) (7)	S +	6.50%	12.09%	7/14/2028	697	686	620	0.03
Magnolia Wash Holdings	(5) (7) (13)	S +	6.50%	12.09%	7/14/2028	87	85	70	—
Project Accelerate Parent, LLC	(5) (8)	S +	5.25%	10.58%	2/24/2031	8,750	8,663	8,663	0.47
Project Accelerate Parent, LLC	(5) (8) (13)	S +	5.25%	10.58%	2/24/2031	—	(12)	(12)	—
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.98%	7/25/2028	4,492	4,421	4,468	0.24
Spotless Brands, LLC	(5) (7)	S +	6.50%	11.98%	7/25/2028	850	838	846	0.05
Spotless Brands, LLC	(5) (7) (13)	S +	6.50%	11.98%	7/25/2028	—	(2)	(1)	—
Vertex Service Partners, LLC	(5) (6) (8)	S +	5.50%	10.90%	11/8/2030	1,774	1,731	1,736	0.09
Vertex Service Partners, LLC	(5) (8) (13)	S +	5.50%	10.90%	11/8/2030	1,550	1,491	1,478	0.08
Vertex Service Partners, LLC	(5) (8) (13)	S +	5.50%	10.90%	11/8/2030	—	(11)	(10)	—
							114,621	113,744	6.19
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(5) (8)	S +	6.00%	11.46%	7/6/2028	6,021	5,932	4,477	0.24
Abracon Group Holdings, LLC	(5) (8) (13)	S +	6.00%	11.46%	7/6/2028	—	(7)	(113)	(0.01)
Abracon Group Holdings, LLC	(5) (8)	S +	6.00%	11.46%	7/6/2028	401	395	298	0.02
Dwyer Instruments, Inc.	(5) (8)	S +	5.75%	11.15%	7/21/2027	10,492	10,332	10,371	0.56
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.15%	7/21/2027	2,018	1,959	1,956	0.11
Dwyer Instruments, Inc.	(5) (8) (13)	S +	5.75%	11.15%	7/21/2027	—	(13)	(11)	—
Infinite Bidco, LLC	(5) (9)	S +	6.25%	11.83%	3/2/2028	12,329	12,027	12,296	0.67
Magneto Components Buyco, LLC	(5) (6) (8)	S +	6.00%	11.33%	12/5/2030	15,302	15,031	15,002	0.82
Magneto Components Buyco, LLC	(5) (8) (13)	S +	6.00%	11.33%	12/5/2030	—	(27)	(60)	—
Magneto Components Buyco, LLC	(5) (8) (13)	S +	6.00%	11.33%	12/5/2029	—	(44)	(50)	—
							45,585	44,166	2.40

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Financial Services
Applitools, Inc.	(5) (8) (10)	S +	6.25% PIK	11.58%	5/25/2029	3,690	$3,648	$3,613	0.20%
Applitools, Inc.	(5) (8) (10) (13)	S +	6.25%	11.58%	5/25/2028	—	(6)	(9)	—
Cerity Partners, LLC	(5) (8)	S +	6.75%	12.09%	7/30/2029	4,743	4,620	4,743	0.26
Cerity Partners, LLC	(5) (8)	S +	6.75%	12.09%	7/30/2029	6,697	6,535	6,697	0.36
GC Waves Holdings, Inc.	(5) (8)	S +	6.00%	10.68%	8/10/2029	2,296	2,254	2,263	0.12
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	10.68%	8/10/2029	1,037	889	941	0.05
GC Waves Holdings, Inc.	(5) (8) (13)	S +	6.00%	10.68%	8/10/2029	—	(6)	(5)	—
SitusAMC Holdings Corp.	(5) (8)	S +	5.50%	10.90%	12/22/2027	3,346	3,322	3,346	0.18
Smarsh, Inc.	(5) (8)	S +	5.75%	11.06%	2/16/2029	4,286	4,220	4,226	0.23
Smarsh, Inc.	(5) (8) (13)	S +	5.75%	11.06%	2/16/2029	536	524	521	0.03
Smarsh, Inc.	(5) (8) (13)	S +	5.75%	11.06%	2/16/2029	107	103	104	0.01
Trintech, Inc.	(5) (6) (7)	S +	6.50%	11.83%	7/25/2029	34,001	33,377	33,521	1.82
Trintech, Inc.	(5) (7) (13)	S +	6.50%	11.83%	7/25/2029	837	785	796	0.04
							60,265	60,757	3.31
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(5) (6) (7)	S +	7.00% (incl. 0.75% PIK)	12.31%	10/5/2026	41,734	41,043	40,955	2.23
AMCP Pet Holdings, Inc. (Brightpet)	(5) (7) (13)	S +	7.00% (incl. 0.75% PIK)	12.31%	10/5/2026	4,242	4,167	4,133	0.22
Nellson Nutraceutical, Inc.	(5) (6) (7)	S +	5.75%	11.23%	12/23/2025	18,386	18,251	18,334	1.00
Teasdale Foods, Inc. (Teasdale Latin Foods)	(5) (7)	S +	7.25% (incl. 1.00% PIK)	12.68%	12/18/2025	10,836	10,752	10,005	0.54
							74,213	73,427	4.00
Health Care Equipment & Supplies
Performance Health Holdings, Inc.	(5) (6) (7)	S +	5.75%	11.16%	7/12/2027	9,398	9,282	9,378	0.51
PerkinElmer U.S., LLC	(5) (6) (7)	S +	6.75%	12.07%	3/13/2029	4,373	4,263	4,366	0.24
Tidi Legacy Products, Inc.	(5) (7)	S +	5.50%	10.83%	12/19/2029	1,872	1,836	1,842	0.10
Tidi Legacy Products, Inc.	(5) (7) (13)	S +	5.50%	10.83%	12/19/2029	—	(5)	(8)	—
Tidi Legacy Products, Inc.	(5) (7) (13)	S +	5.50%	10.83%	12/19/2029	—	(7)	(5)	—
YI, LLC	(5) (6) (7)	S +	5.75%	11.07%	12/3/2029	5,640	5,531	5,569	0.30
YI, LLC	(5) (7) (13)	S +	5.75%	11.07%	12/3/2029	—	(11)	(15)	—
YI, LLC	(5) (7) (13)	S +	5.75%	11.07%	12/3/2029	18	1	7	—
							20,890	21,134	1.15
Health Care Providers & Services
Advarra Holdings, Inc.	(5) (9)	S +	5.25%	10.58%	8/24/2029	453	446	448	0.02
Advarra Holdings, Inc.	(5) (9) (13)	S +	5.25%	10.58%	8/24/2029	—	—	—	—
DCA Investment Holdings, LLC	(5) (6) (8)	S +	6.50%	11.74%	4/3/2028	20,448	20,140	20,062	1.09

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
DCA Investment Holdings, LLC	(5) (8)	S +	6.50%	11.74%	4/3/2028	1,797	$1,756	$1,763	0.10%
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.00%	11.45%	9/22/2026	748	744	748	0.04
Gateway US Holdings, Inc.	(5) (8) (10)	S +	6.00%	11.45%	9/22/2026	211	210	211	0.01
Gateway US Holdings, Inc.	(5) (8) (10) (13)	S +	6.00%	11.45%	9/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.18%	12/10/2026	1,842	1,832	1,831	0.10
Heartland Veterinary Partners, LLC	(5) (7)	S +	4.75%	10.18%	12/10/2026	4,171	4,149	4,145	0.23
Heartland Veterinary Partners, LLC	(5) (7) (13)	S +	4.75%	10.18%	12/10/2026	—	(2)	(2)	—
iCIMS, Inc.	(5) (8)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	7,068	6,972	7,068	0.38
iCIMS, Inc.	(5) (8) (13)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(5) (8) (13)	S +	7.25% (incl. 3.88%PIK)	12.55%	8/18/2028	3	3	3	—
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.96%	8/21/2026	494	484	473	0.03
Intelerad Medical Systems Incorporated	(5) (7) (10)	S +	6.50%	11.96%	8/21/2026	34	33	32	—
mPulse Mobile, Inc.	(5) (8)	S +	6.50%	11.91%	12/17/2027	28,385	27,839	27,900	1.52
mPulse Mobile, Inc.	(5) (8)	S +	6.50%	11.91%	12/17/2027	3,775	3,698	3,708	0.20
mPulse Mobile, Inc.	(5) (8) (13)	S +	6.50%	11.91%	12/17/2027	—	(56)	(53)	—
Pareto Health Intermediate Holdings, Inc.	(5) (7)	S +	6.25%	11.55%	5/31/2030	6,729	6,605	6,709	0.37
Pareto Health Intermediate Holdings, Inc.	(5) (7) (13)	S +	6.25%	11.55%	5/31/2029	—	(14)	(2)	—
PPV Intermediate Holdings, LLC	(5) (8)	S +	5.75%	11.09%	8/31/2029	4,357	4,204	4,296	0.23
PPV Intermediate Holdings, LLC	(5) (8) (13)	S +	5.75%	11.09%	8/31/2029	—	(68)	(57)	—
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.45%	9/1/2027	8,958	8,844	8,863	0.48
Promptcare Infusion Buyer, Inc.	(5) (7)	S +	6.00%	11.45%	9/1/2027	1,395	1,382	1,380	0.08
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.50%	10.91%	1/2/2029	4,288	4,239	4,245	0.23
Stepping Stones Healthcare Services, LLC	(5) (8)	S +	5.50%	10.91%	1/2/2029	962	951	953	0.05
Stepping Stones Healthcare Services, LLC	(5) (8) (13)	S +	5.50%	10.91%	12/30/2026	—	(5)	(6)	—
Suveto	(5) (8)	S +	4.25%	9.68%	9/9/2027	11,807	11,728	11,347	0.62
Suveto	(5) (8) (13)	S +	4.25%	9.68%	9/9/2027	399	386	348	0.02
Tivity Health, Inc.	(5) (8)	S +	6.00%	11.31%	6/28/2029	3,664	3,620	3,664	0.20
Vardiman Black Holdings, LLC	(5) (9)	S +	7.00%	12.43%	3/18/2027	5,397	5,397	5,397	0.29
Vardiman Black Holdings, LLC	(5) (9) (13) (15)	S +	7.00%	12.43%	3/18/2027	—	(20)	(20)	—
Vermont Aus Pty Ltd.	(5) (8) (10)	S +	5.50%	10.96%	3/23/2028	8,330	8,177	8,207	0.45
							123,673	123,661	6.73
Health Care Technology
Hyland Software, Inc.	(5) (6) (8)	S +	6.00%	11.33%	9/19/2030	39,556	38,995	39,315	2.14
Hyland Software, Inc.	(5) (8) (13)	S +	6.00%	11.33%	9/19/2029	—	(26)	(12)	—
Lightspeed Buyer, Inc.	(5) (6) (7)	S +	5.25%	10.71%	2/3/2026	11,860	11,726	11,787	0.64

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Lightspeed Buyer, Inc.	(5) (7)	S +	5.25%	10.71%	2/3/2026	9,885	$9,763	$9,824	0.53%
							60,458	60,914	3.32
Industrial Conglomerates
Aptean, Inc.	(5) (6) (8)	S +	5.25%	10.57%	1/30/2031	10,611	10,506	10,507	0.57
Aptean, Inc.	(5) (8) (13)	S +	5.25%	10.57%	1/30/2031	93	84	83	—
Aptean, Inc.	(5) (8) (13)	S +	5.25%	10.57%	1/30/2031	—	(10)	(10)	—
Excelitas Technologies Corp.	(5) (8)	S +	5.75%	11.16%	8/13/2029	1,577	1,551	1,570	0.09
Excelitas Technologies Corp.	(5) (8)	E +	5.75%	9.65%	8/13/2029	€239	243	257	0.01
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.16%	8/13/2029	—	—	—	—
Excelitas Technologies Corp.	(5) (8) (13)	S +	5.75%	11.16%	8/14/2028	97	95	96	0.01
Raptor Merger Sub Debt, LLC	(5) (6) (8)	S +	6.75%	12.05%	4/1/2028	32,151	31,349	32,151	1.75
Raptor Merger Sub Debt, LLC	(5) (8) (13)	S +	6.75%	12.05%	4/1/2028	488	434	488	0.03
							44,252	45,142	2.46
Insurance Services
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	11.08%	8/31/2029	2,019	1,985	2,002	0.11
Amerilife Holdings, LLC	(5) (8)	S +	5.75%	11.08%	8/31/2029	866	852	859	0.05
Amerilife Holdings, LLC	(5) (8) (13)	S +	5.75%	11.08%	8/31/2028	—	(6)	(4)	—
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.41%	10/29/2028	42,425	41,965	42,425	2.31
Foundation Risk Partners Corp.	(5) (8)	S +	6.00%	11.41%	10/29/2028	9,227	9,127	9,227	0.50
Foundation Risk Partners Corp.	(5) (8) (13)	S +	6.00%	11.41%	10/29/2027	—	(41)	—	—
Galway Borrower, LLC	(5) (8)	S +	5.25%	10.67%	9/29/2028	33,292	32,816	32,490	1.77
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.67%	9/29/2028	—	(20)	(47)	—
Galway Borrower, LLC	(5) (8) (13)	S +	5.25%	10.67%	9/29/2028	358	327	304	0.02
Higginbotham Insurance Agency, Inc.	(5) (6) (7)	S +	5.50%	10.93%	11/24/2028	18,248	18,078	18,248	0.99
Higginbotham Insurance Agency, Inc.	(5) (7) (13)	S +	5.50%	10.93%	11/24/2028	3,738	3,664	3,698	0.20
High Street Buyer, Inc.	(5) (6) (8)	S +	5.25%	10.56%	4/14/2028	9,865	9,737	9,767	0.53
High Street Buyer, Inc.	(5) (6) (8) (13)	S +	5.25%	10.56%	4/14/2028	39,617	38,996	39,139	2.13
High Street Buyer, Inc.	(5) (8) (13)	S +	5.25%	10.56%	4/16/2027	—	(22)	(21)	—
Long Term Care Group, Inc.	(5) (8) (15)	S +	7.00% (incl. 6.00% PIK)	12.57%	9/8/2027	5,193	5,125	4,290	0.23
Inszone Mid, LLC	(5) (7)	S +	5.75%	10.98%	11/12/2029	4,449	4,363	4,376	0.24
Inszone Mid, LLC	(5) (7) (13)	S +	5.75%	10.98%	11/12/2029	1,126	1,053	1,018	0.06
Inszone Mid, LLC	(5) (7) (13)	S +	5.75%	10.98%	11/12/2029	—	(15)	(13)	—
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.00%	11.34%	8/27/2026	391	385	386	0.02
Integrity Marketing Acquisition, LLC	(5) (6) (8)	S +	6.00%	11.34%	8/27/2026	85,130	84,527	84,210	4.58
Integrity Marketing Acquisition, LLC	(5) (8) (13)	S +	6.00%	11.34%	8/27/2026	—	(2)	(1)	—
Keystone Agency Investors	(5) (7)	S +	5.50%	10.95%	5/3/2027	3,471	3,435	3,432	0.19

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Keystone Agency Investors	(5) (7)	S +	5.50%	10.95%	5/3/2027	3,997	$3,957	$3,951	0.22%
Majesco	(5) (6) (7)	S +	7.25%	12.56%	9/21/2028	33,817	33,256	33,310	1.81
Majesco	(5) (7) (13)	S +	7.25%	12.56%	9/21/2027	—	(19)	(24)	—
Patriot Growth Insurance Services, LLC	(5) (6) (8)	S +	5.50%	10.95%	10/16/2028	62,199	61,301	61,838	3.37
Patriot Growth Insurance Services, LLC	(5) (8) (13)	S +	5.50%	10.95%	10/16/2028	—	(58)	(26)	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (6) (8)	S +	6.00%	11.45%	11/1/2028	20,153	19,985	19,972	1.09
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.45%	11/1/2028	7,128	7,050	7,057	0.38
Peter C. Foy & Associates Insurance Services, LLC	(5) (8) (13)	S +	6.00%	11.45%	11/1/2027	—	(5)	(8)	—
RSC Acquisition, Inc.	(5) (6) (8)	S +	5.50%	10.96%	11/1/2029	32,379	31,985	32,253	1.76
RSC Acquisition, Inc.	(5) (8) (13)	S +	5.50%	10.96%	11/1/2029	3,393	3,366	3,378	0.18
Summit Acquisition, Inc.	(5) (6) (8)	S +	6.75%	12.06%	5/1/2030	7,334	7,134	7,334	0.40
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.06%	5/1/2030	—	(21)	—	—
Summit Acquisition, Inc.	(5) (8) (13)	S +	6.75%	12.06%	5/1/2029	—	(21)	—	—
World Insurance Associates, LLC	(5) (6) (7)	S +	6.00%	11.32%	4/3/2028	67,178	65,783	65,346	3.56
World Insurance Associates, LLC	(5) (7) (13)	S +	6.00%	11.32%	4/3/2028	—	(10)	(35)	—
							490,012	490,131	26.68
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.68%	10/30/2026	23,574	23,293	23,434	1.28
FMG Suite Holdings, LLC	(5) (7)	S +	5.50%	10.68%	10/30/2026	4,568	4,525	4,546	0.25
FMG Suite Holdings, LLC	(5) (7) (13)	S +	5.50%	10.68%	10/30/2026	313	291	302	0.02
Spectrio, LLC	(5) (6) (7)	S +	6.00% (incl. 5.00% PIK)	11.34%	12/9/2026	31,966	31,686	29,897	1.63
Spectrio, LLC	(5) (7)	S +	6.00% (incl. 5.00% PIK)	11.34%	12/9/2026	12,895	12,858	12,060	0.66
Spectrio, LLC	(5) (7) (13)	S +	6.00% (incl. 5.00% PIK)	11.34%	12/9/2026	3,049	3,014	2,788	0.15
Triple Lift, Inc.	(5) (6) (8)	S +	5.75%	11.23%	5/5/2028	27,229	26,873	25,508	1.39
Triple Lift, Inc.	(5) (8) (13)	S +	5.75%	11.23%	5/5/2028	1,533	1,487	1,281	0.07
							104,027	99,816	5.43
IT Services
Atlas Purchaser, Inc.	(5) (6) (8)	S +	7.50% (incl. 6.50% PIK)	4.25%	5/5/2028	2,352	2,352	1,881	0.10
Atlas Purchaser, Inc.	(5) (6) (8)	S +	7.50% (incl. 5.50% PIK)	4.25%	5/5/2028	5,487	5,487	3,292	0.18
Catalis Intermediate, Inc.	(5) (6) (8)	S +	5.50%	10.95%	8/4/2027	39,256	38,648	37,847	2.06
Catalis Intermediate, Inc.	(5) (8)	S +	5.50%	10.95%	8/4/2027	8,833	8,708	8,516	0.46
Catalis Intermediate, Inc.	(5) (8) (13)	S +	5.50%	10.95%	8/4/2027	1,460	1,401	1,307	0.07
Donuts, Inc.	(5) (6) (7)	S +	6.00%	11.53%	12/29/2027	24,791	24,566	24,791	1.35

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Recovery Point Systems, Inc.	(5) (6) (7)	S +	6.50%	11.98%	8/12/2026	40,530	$40,159	$40,530	2.21%
Recovery Point Systems, Inc.	(5) (7) (13)	S +	6.50%	11.98%	8/12/2026	—	(32)	—	—
Redwood Services Group, LLC	(5) (8)	S +	6.25%	11.66%	6/15/2029	10,802	10,685	10,802	0.59
Redwood Services Group, LLC	(5) (8) (13)	S +	6.25%	11.66%	6/15/2029	6,396	6,290	6,371	0.35
Syntax Systems, Ltd.	(5) (8) (10)	S +	5.50%	10.93%	10/29/2028	35,003	34,752	34,531	1.88
Syntax Systems, Ltd.	(5) (8) (10) (13)	S +	5.50%	10.93%	10/29/2026	2,695	2,675	2,644	0.14
Thrive Buyer, Inc. (Thrive Networks)	(5) (6) (7)	S +	6.00%	11.46%	1/22/2027	22,877	22,597	22,543	1.23
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	S +	6.00%	11.46%	1/22/2027	16,869	16,677	16,599	0.90
Thrive Buyer, Inc. (Thrive Networks)	(5) (13)	P +	6.00%	11.46%	1/22/2027	661	641	629	0.03
UpStack, Inc.	(5) (7)	S +	6.00%	11.33%	8/20/2027	8,229	8,102	8,023	0.44
UpStack, Inc.	(5) (7) (13)	S +	6.00%	11.33%	8/20/2027	7,463	7,250	7,140	0.39
UpStack, Inc.	(5) (7) (13)	S +	6.00%	11.33%	8/20/2027	569	555	547	0.03
							231,513	227,993	12.41
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(5) (6) (7)	S +	5.00%	10.44%	11/16/2026	17,224	17,134	17,142	0.93
GSM Acquisition Corp. (GSM Outdoors)	(5) (7)	S +	5.00%	10.44%	11/16/2026	4,433	4,402	4,412	0.24
GSM Acquisition Corp. (GSM Outdoors)	(5) (7) (13)	S +	5.00%	10.44%	11/16/2026	—	(26)	(21)	—
							21,510	21,533	1.17
Machinery
Answer Acquisition, LLC	(5) (7)	S +	5.75%	11.20%	12/30/2026	11,166	11,029	11,061	0.60
Answer Acquisition, LLC	(5) (7) (13)	S +	5.75%	11.20%	12/30/2026	415	400	403	0.02
Chase Intermediate, LLC	(5) (13)	S +	5.25%	10.95%	10/30/2028	—	(94)	(245)	(0.01)
Chase Intermediate, LLC	(5) (13)	S +	5.25%	10.95%	10/30/2028	—	(9)	(10)	—
Komline Sanderson Engineering Corp.	(5) (6) (9)	S +	6.00%	11.58%	3/17/2026	16,705	16,623	16,581	0.90
Komline Sanderson Engineering Corp.	(5) (9) (13)	S +	6.00%	11.58%	3/17/2026	17,776	17,648	17,578	0.96
Komline Sanderson Engineering Corp.	(5) (13)	P +	5.00%	13.50%	3/17/2026	—	(19)	(36)	—
MHE Intermediate Holdings, LLC	(5) (6) (7)	S +	6.00%	11.53%	7/21/2027	18,148	17,916	18,042	0.98
MHE Intermediate Holdings, LLC	(5) (7)	S +	6.00%	11.53%	7/21/2027	3,664	3,618	3,639	0.20
MHE Intermediate Holdings, LLC	(5) (7) (13)	S +	6.00%	11.53%	7/21/2027	—	(28)	(17)	—
							67,084	66,996	3.65
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (7)	S +	5.50%	10.90%	12/24/2029	6,137	5,909	6,073	0.33
AWP Group Holdings, Inc.	(5) (7) (13)	S +	5.50%	10.90%	12/24/2029	79	63	62	—
AWP Group Holdings, Inc.	(5) (7) (13)	S +	5.50%	10.90%	12/24/2029	229	214	221	0.01
Ground Penetrating Radar Systems, LLC	(5) (6) (7)	S +	4.50%	9.97%	6/26/2026	10,175	10,082	10,175	0.55
Ground Penetrating Radar Systems, LLC	(5) (7) (13)	S +	4.50%	9.97%	6/26/2025	—	(9)	—	—
Vessco Midco Holdings, LLC	(5) (6) (7)	S +	4.50%	9.93%	11/2/2026	2,680	2,667	2,680	0.15

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(5) (7)	S +	4.50%	9.93%	11/2/2026	1,746	$1,738	$1,746	0.10%
Vessco Midco Holdings, LLC	(5) (13)	P +	3.50%	12.00%	10/18/2026	10	8	10	—
							20,672	20,967	1.14
Pharmaceuticals
Caerus US 1, Inc.	(5) (8) (10)	S +	5.75%	11.06%	5/25/2029	11,010	10,826	11,010	0.60
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.06%	5/25/2029	711	692	711	0.04
Caerus US 1, Inc.	(5) (8) (10) (13)	S +	5.75%	11.06%	5/25/2029	—	(19)	—	—
							11,499	11,721	0.64

Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(5) (6) (7)	S +	6.25%	11.17%	3/10/2027	18,380	18,150	18,380	1.00
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7)	S +	6.25%	11.17%	3/10/2027	1,926	1,915	1,926	0.10
Abacus Data Holdings, Inc. (AbacusNext)	(5) (7) (13)	S +	6.25%	11.17%	3/10/2027	1,298	1,281	1,297	0.07
Bridgepointe Technologies, LLC	(5) (7)	S +	6.50%	11.96%	12/31/2027	17,186	16,708	16,948	0.92
Bridgepointe Technologies, LLC	(5) (7) (13)	S +	6.50%	11.96%	12/31/2027	10,065	9,585	9,864	0.54
Bullhorn, Inc.	(5) (6) (7)	S +	5.50%	10.93%	9/30/2026	15,407	15,331	15,312	0.83
Bullhorn, Inc.	(5) (7)	S +	5.50%	10.93%	9/30/2026	62	62	61	—
Bullhorn, Inc.	(5) (7) (13)	S +	5.50%	10.93%	9/30/2026	—	(4)	(4)	—
Citrin Cooperman Advisors, LLC	(5) (8)	S +	5.00%	10.57%	10/1/2027	24,446	24,085	24,165	1.32
Citrin Cooperman Advisors, LLC	(5) (8) (13)	S +	5.00%	10.57%	10/1/2027	11,060	10,841	10,850	0.59
GPS Merger Sub, LLC	(5) (6) (7)	S +	6.00%	11.32%	10/2/2029	4,914	4,822	4,833	0.26
GPS Merger Sub, LLC	(5) (7) (13)	S +	6.00%	11.32%	10/2/2029	—	(12)	(21)	—
GPS Merger Sub, LLC	(5) (7) (13)	S +	6.00%	11.32%	10/2/2029	—	(19)	(17)	—
KENG Acquisition, Inc.	(5) (7)	S +	6.25%	11.56%	8/1/2029	3,213	3,139	3,181	0.17
KENG Acquisition, Inc.	(5) (7) (13)	S +	6.25%	11.56%	8/1/2029	399	367	375	0.02
KENG Acquisition, Inc.	(5) (7) (13)	S +	6.25%	11.56%	8/1/2029	98	78	89	—
KWOR Acquisition, Inc.	(5) (7)	S +	5.25%	10.68%	12/22/2028	5,320	5,240	5,266	0.29
KWOR Acquisition, Inc.	(5) (7) (13)	S +	5.25%	10.68%	12/22/2028	1,298	1,252	1,250	0.07
KWOR Acquisition, Inc.	(5) (13)	P +	4.25%	12.75%	12/22/2027	69	68	68	—
Project Boost Purchaser, LLC	(5) (8)	S +	5.25%	10.59%	5/2/2029	5,654	5,610	5,654	0.31
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.59%	5/2/2029	—	(3)	—	—
Project Boost Purchaser, LLC	(5) (8) (13)	S +	5.25%	10.59%	5/2/2028	—	(3)	—	—
							118,493	119,477	6.50

Real Estate Management & Development
Associations, Inc.	(5) (6) (7)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	17,352	17,251	17,213	0.94

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	21,999	$21,869	$21,823	1.19%
Associations, Inc.	(5) (7) (13)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	955	945	940	0.05
MRI Software, LLC	(5) (6) (7)	S +	5.50%	10.90%	2/10/2027	59,109	58,716	58,866	3.20
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.90%	2/10/2027	—	—	—	—
MRI Software, LLC	(5) (7) (13)	S +	5.50%	10.90%	2/10/2027	—	(10)	(9)	—
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.93%	10/13/2027	25,209	24,881	24,612	1.34
Pritchard Industries, LLC	(5) (8)	S +	5.50%	10.93%	10/13/2027	6,027	5,945	5,884	0.32
Zarya Intermediate, LLC	(5) (7) (10)	S +	6.50%	11.84%	7/1/2027	35,408	35,408	35,149	1.91
Zarya Intermediate, LLC	(5) (7) (10) (13)	S +	6.50%	11.84%	7/1/2027	—	—	(27)	—
							165,005	164,451	8.95
Software
Alert Media, Inc.	(5) (6) (7)	S +	6.25%	11.57%	4/12/2027	19,438	19,219	19,008	1.03
Alert Media, Inc.	(5) (7) (13)	S +	6.25%	11.57%	4/12/2026	—	(33)	(84)	—
Anaplan, Inc.	(5) (8)	S +	6.50%	11.81%	6/21/2029	23,040	22,666	23,040	1.25
Appfire Technologies, LLC	(5) (7)	S +	5.50%	10.95%	3/9/2027	18,671	18,586	18,491	1.01
Appfire Technologies, LLC	(5) (7) (13)	S +	5.50%	10.95%	3/9/2027	—	(8)	(10)	—
Appfire Technologies, LLC	(5) (13)	P +	4.50%	13.00%	3/9/2027	38	37	37	—
Bottomline Technologies, Inc.	(5) (8)	S +	5.75%	11.08%	5/14/2029	3,684	3,624	3,676	0.20
Bottomline Technologies, Inc.	(5) (8) (13)	S +	5.75%	11.08%	5/15/2028	—	(4)	—	—
CLEO Communications Holding, LLC	(5) (6) (7)	S +	5.50%	10.93%	6/9/2027	39,998	39,759	39,470	2.15
CLEO Communications Holding, LLC	(5) (7) (13)	S +	5.50%	10.93%	6/9/2027	—	(66)	(165)	(0.01)
Coupa Holdings, LLC	(5) (8)	S +	7.50%	12.81%	2/27/2030	2,264	2,213	2,250	0.12
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.81%	2/27/2030	—	(11)	(7)	—
Coupa Holdings, LLC	(5) (8) (13)	S +	7.50%	12.81%	2/27/2029	—	(17)	(5)	—
Cyara AcquisitionCo, LLC	(5) (7)	S +	6.75% (incl. 2.75% PIK)	12.06%	6/28/2029	4,696	4,581	4,626	0.25
Cyara AcquisitionCo, LLC	(5) (7) (13)	S +	6.75% (incl. 2.75%PIK)	12.06%	6/28/2029	—	(8)	(5)	—
Diligent Corporation	(5) (6) (7)	S +	5.75%	11.21%	8/4/2025	29,663	29,569	29,646	1.61
Diligent Corporation	(5) (6) (7)	S +	6.25%	11.71%	8/4/2025	2,173	2,166	2,172	0.12
Diligent Corporation	(5) (7) (13)	S +	6.25%	11.71%	8/4/2025	1,980	1,966	1,977	0.11
E-Discovery AcquireCo, LLC	(5) (7)	S +	6.50%	11.84%	8/29/2029	17,795	17,381	17,539	0.95
E-Discovery AcquireCo, LLC	(5) (7) (13)	S +	6.50%	11.84%	8/29/2029	—	(36)	(23)	—
Formstack Acquisition Co	(5) (7)	S +	5.25%	10.57%	3/28/2030	12,500	12,313	12,312	0.67
Formstack Acquisition Co	(5) (7) (13)	S +	5.25%	10.57%	3/28/2030	—	(38)	(38)	—
Formstack Acquisition Co	(5) (7) (13)	S +	5.25%	10.57%	3/28/2030	—	(38)	(38)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(5) (7)	S +	8.25%	13.73%	11/27/2029	10,860	$10,547	$10,780	0.59%
Fullsteam Operations, LLC	(5) (7) (13)	S +	8.25%	13.73%	11/27/2029	2,565	2,416	2,488	0.14
Fullsteam Operations, LLC	(5) (7) (13)	S +	8.25%	13.73%	11/27/2029	—	(17)	(4)	—
Granicus, Inc.	(5) (8)	S +	5.25%	10.62%	1/17/2031	12,719	12,596	12,596	0.69
Granicus, Inc.	(5) (8) (13)	S +	5.25%	10.62%	1/17/2031	—	(9)	(9)	—
Granicus, Inc.	(5) (8) (13)	S +	5.25%	10.62%	1/17/2031	—	(17)	(17)	—
GS AcquisitionCo, Inc.	(5) (6) (7)	S +	5.00%	10.30%	5/25/2028	75,000	74,673	75,000	4.08
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.00%	10.30%	5/25/2028	—	(1)	(1)	—
GS AcquisitionCo, Inc.	(5) (7) (13)	S +	5.00%	10.30%	5/25/2028	—	(12)	—	—
Icefall Parent, Inc.	(5) (7)	S +	6.50%	11.80%	1/25/2030	5,323	5,219	5,219	0.28
Icefall Parent, Inc.	(5) (7) (13)	S +	6.50%	11.80%	1/25/2030	—	(10)	(10)	—
Kaseya, Inc.	(5) (8)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	14,310	14,141	14,306	0.78
Kaseya, Inc.	(5) (8) (13)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	53	48	53	—
Kaseya, Inc.	(5) (8) (13)	S +	6.00% (incl. 2.50% PIK)	11.31%	6/25/2029	216	207	216	0.01
LegitScript, LLC	(5) (8)	S +	5.75%	11.08%	6/24/2029	26,502	26,077	26,340	1.43
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.08%	6/24/2029	701	642	656	0.04
LegitScript, LLC	(5) (8) (13)	S +	5.75%	11.08%	6/24/2028	1,000	941	975	0.05
Matrix Parent, Inc.	(5) (8) (11)	S +	5.00%	10.50%	3/1/2029	497	369	313	0.02
Montana Buyer, Inc.	(5) (8)	S +	5.75%	11.08%	7/22/2029	4,079	4,012	4,063	0.22
Montana Buyer, Inc.	(5) (13)	P +	4.75%	13.25%	7/22/2028	67	60	65	—
Netwrix Corporation And Concept Searching, Inc.	(5) (8)	S +	5.00%	10.38%	6/11/2029	6,852	6,797	6,781	0.37
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.38%	6/11/2029	102	101	101	0.01
Netwrix Corporation And Concept Searching, Inc.	(5) (8) (13)	S +	5.00%	10.38%	6/11/2029	—	(3)	(4)	—
Oak Purchaser, Inc.	(5) (8)	S +	5.50%	10.81%	4/28/2028	3,336	3,304	3,271	0.18
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.81%	4/28/2028	1,861	1,838	1,833	0.10
Oak Purchaser, Inc.	(5) (8) (13)	S +	5.50%	10.81%	4/28/2028	—	(3)	(4)	—
Pound Bidco, Inc.	(5) (6) (7) (10)	S +	6.50%	11.92%	1/30/2026	10,832	10,721	10,832	0.59
Pound Bidco, Inc.	(5) (7) (10) (13)	S +	6.50%	11.92%	1/30/2026	—	—	—	—
Pound Bidco, Inc.	(5) (6) (7) (10) (13)	S +	6.50%	11.92%	1/30/2026	—	(9)	—	—
Project Leopard Holdings, Inc.	(9) (10)	S +	5.25%	10.66%	7/20/2029	6,202	5,846	5,708	0.31
Revalize, Inc.	(5) (7)	S +	5.75%	11.21%	4/15/2027	19,406	19,334	18,248	0.99
Revalize, Inc.	(5) (7) (13)	S +	5.75%	11.21%	4/15/2027	18	17	13	—
Riskonnect Parent, LLC	(5) (8)	S +	5.50%	10.82%	12/7/2028	5,722	5,614	5,614	0.31
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.82%	12/7/2028	557	535	537	0.03

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Riskonnect Parent, LLC	(5) (8) (13)	S +	5.50%	10.82%	12/7/2028	—	$(18)	$(18)	—%
Securonix, Inc.	(5) (8)	S +	6.00%	11.33%	4/5/2028	21,010	20,741	19,945	1.09
Securonix, Inc.	(5) (8) (13)	S +	6.00%	11.33%	4/5/2028	—	(44)	(192)	(0.01)
Skykick, Inc.	(5) (7)	S +	10.25% (incl. 7.00% PIK)	15.84%	9/1/2027	8,337	8,237	7,462	0.41
Skykick, Inc.	(5) (7)	S +	10.25% (incl. 7.00% PIK)	15.84%	9/1/2027	2,515	2,473	2,250	0.12
Trunk Acquisition, Inc.	(5) (7)	S +	5.75%	11.21%	2/19/2027	8,960	8,905	8,829	0.48
Trunk Acquisition, Inc.	(5) (7) (13)	S +	5.75%	11.21%	2/19/2026	—	(4)	(13)	—
User Zoom Technologies, Inc.	(5) (8)	S +	7.00%	12.49%	4/5/2029	38,689	38,071	38,244	2.08
							458,156	456,335	24.84

Wireless Telecommunication Services
Mobile Communications America, Inc.	(5) (6) (7)	S +	6.00%	11.31%	10/16/2029	5,940	5,855	5,885	0.32
Mobile Communications America, Inc.	(5) (7) (13)	S +	6.00%	11.31%	10/16/2029	—	(13)	(18)	—
Mobile Communications America, Inc.	(5) (7) (13)	S +	6.00%	11.31%	10/16/2029	—	(13)	(9)	—
							5,829	5,858	0.32
Total First Lien Debt							$3,131,129	$3,115,404	169.59%
Second Lien Debt
Automobile Components
PAI Holdco, Inc.	(5) (7)	S +	7.50% (incl. 2.00% PIK)	12.96%	10/28/2028	26,701	$26,209	$25,107	1.37%
Commercial Services & Supplies
Sweep Midco LLC	(5) (7) (14)				3/12/2036	4,872	—	—	—
Sweep Midco LLC	(5) (7) (14)				3/12/2034	1,674	836	837	0.05
							836	837	0.05
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	S +	7.00%	12.57%	3/2/2029	25,500	25,448	21,440	1.17
Energy Equipment & Services
QBS Parent, Inc.	(5)	S +	8.50%	13.96%	9/21/2026	15,000	14,864	14,471	0.79
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.43%	12/10/2027	3,960	3,905	3,892	0.21
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.43%	12/10/2027	1,540	1,518	1,513	0.08
							5,423	5,405	0.29
IT Services
Help/Systems Holdings, Inc.	(8)	S +	6.75%	12.19%	11/19/2027	17,500	17,500	14,481	0.79

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Idera, Inc.	(5) (8)	S +	6.75%	12.21%	3/2/2029	3,887	$3,866	$3,887	0.21%
Red Dawn SEI Buyer, Inc.	(5) (7)	S +	8.50%	13.91%	11/20/2026	19,000	18,747	18,979	1.03
							40,113	37,347	2.03
Software
Flexera Software, LLC	(5) (7)	S +	7.00%	12.45%	3/3/2029	13,500	13,310	13,500	0.73
Matrix Parent, Inc.	(5) (9) (11)	S +	8.00%	13.53%	3/1/2030	10,880	10,505	—	—
							23,815	13,500	0.73
Total Second Lien Debt							$136,708	$118,107	6.43%
Other Securities
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)			16.25% PIK	6/18/2026	1,500	$1,500	$251	0.01%
Fetch Insurance Services, LLC	(5)			12.75% (incl. 3.75% PIK)	10/31/2027	1,972	1,930	1,912	0.10
Total Unsecured Debt							$3,430	$2,163	0.12%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(16)	Cost(4)	Fair Value	Percentage of Net Assets
Preferred Equity
Diligent Corporation	(5) (12)		10.50%	4/5/2021	5,000	$6,674	$6,704	0.36%
FORTIS Solutions Group, LLC	(5) (12)		12.25%	6/24/2022	1,000,000	1,217	970	0.05
Integrity Marketing Acquisition, LLC	(5) (12)		10.50%	12/21/2021	3,250,000	4,062	4,030	0.22
Knockout Intermediate Holdings I, Inc.	(5) (12)		11.75%	6/25/2022	2,790	3,264	3,267	0.18
Revalize, Inc.	(5) (7) (12)	S +	10.00%	12/14/2021	2,255	2,776	2,846	0.15
RSK Holdings, Inc. (Riskonnect)	(5) (7) (12)	S +	10.50%	7/7/2022	1,012,200	1,228	1,273	0.07
Skykick, Inc.	(5) (12)			8/31/2021	134,101	1,275	1,275	0.07
Vardiman Black Holdings, LLC	(5) (12)		6.00% PIK	3/29/2024	2,649,446	1,688	1,688	0.09
Total Preferred Equity						$22,184	$22,053	1.20%
Common Equity
Abacus Data Holdings, Inc. (AbacusNext)	(5) (12)			3/9/2021	29,441	$2,944	$2,586	0.14%
Amerilife Holdings, LLC	(5) (12)			9/1/2022	908	25	33	0.00
BP Purchaser, LLC	(5) (12)			12/10/2021	1,383,156	1,378	1,105	0.06
BP Purchaser, LLC Rights	(5) (12)			3/12/2024	1,250,241	57	56	0.00
CSC Thrive Holdings, LP (Thrive Networks)	(5) (12)			3/1/2021	162,309	421	776	0.04
Encore Holdings, LLC	(5) (12)			11/23/2021	2,796	348	696	0.04
Frisbee Holdings, LP (Fetch)	(5) (12)			10/31/2022	21,744	277	277	0.02
Fullsteam Operations, LLC	(5) (12)			11/27/2023	2,966	100	100	0.01
GSM Equity Investors, LP (GSM Outdoors)	(5) (12)			11/16/2020	4,500	450	1,195	0.07
Help HP SCF Investor, LP (Help/Systems)	(10) (12)			5/12/2021	9,619,564	12,460	15,966	0.87
LUV Car Wash	(5) (12)			4/6/2022	123	123	76	0.00
mPulse Mobile, Inc.	(5) (12)			12/17/2021	165,761	1,220	1,513	0.08
PCX Holding Corp.	(5) (12)			4/22/2021	6,538	654	845	0.05
Pet Holdings, Inc. (Brightpet)	(5) (12)			10/6/2020	17,543	2,012	1,905	0.10
Pritchard Industries, Inc.	(5) (12)			10/13/2021	1,882,739	1,938	1,996	0.11
Procure Acquiom Financial, LLC (Procure Analytics)	(5) (12)			12/20/2021	1,000,000	1,000	1,300	0.07
Recovery Point Systems, Inc.	(5) (12)			3/5/2021	1,000,000	1,000	760	0.04
Reveal Data Solutions	(5) (12)			8/29/2023	477,846	621	674	0.04
Shelby Co-invest, LP. (Spectrum Automotive)	(5) (12)			6/29/2021	8,500	850	1,316	0.07
SDB Holdco, LLC	(5) (12)			3/29/2024	5,460,555	—	—	0.00
Surewerx Topco, LP	(5) (10) (12)			12/28/2022	512	512	602	0.03
Suveto Buyer, LLC	(5) (10) (12)			11/19/2021	19,257	1,926	1,701	0.09
Total Common Equity						$30,316	$35,478	1.93%
Total Other Securities						$55,930	$59,694	3.25%
Total Portfolio Investments						$3,323,767	$3,293,205	179.27%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E at 3.89%, 1-month S at 5.33%, 3-month S at 5.30%, 6-month S at 5.22% and the P at 8.50%.

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee, under the supervision of the Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 6.20% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of March 31, 2024.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $57,531 or 3.13% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$2,800	$—
48Forty Solutions, LLC	Revolver	11/30/2026	814	(104)
AMCP Pet Holdings, Inc. (Brightpet)	Revolver	10/5/2026	1,604	(30)
ARI Network Services, Inc.	Revolver	2/28/2025	2,424	(32)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	1,579	(16)
AWP Group Holdings, Inc.	Revolver	12/24/2029	561	(6)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	140	—
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	441	(113)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	41	—
Alert Media, Inc.	Revolver	4/10/2026	3,043	(84)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Amerilife Holdings, LLC	Revolver	8/31/2028	$437	$(4)
Answer Acquisition, LLC	Revolver	12/30/2026	835	(8)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	3,445	(62)
Apex Service Partners, LLC	Revolver	10/24/2029	1,574	(28)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/13/2024	1,031	(10)
Appfire Technologies, LLC	Revolver	3/9/2027	129	(1)
Applitools, Inc.	Revolver	5/25/2028	433	(9)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	1,824	(9)
Aptean, Inc.	Revolver	1/30/2031	984	(10)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(39)
Assembly Intermediate, LLC	Delayed Draw Term Loan	4/15/2024	1,556	(52)
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	(70)
Associations, Inc.	Delayed Draw Term Loan	6/10/2024	60	—
Associations, Inc.	Revolver	7/2/2027	905	(7)
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
Avalara, Inc.	Revolver	10/19/2028	1,040	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	619	(8)
Bradyifs Holdings, LLC	Revolver	10/31/2029	631	(8)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	4,426	(62)
Bullhorn, Inc.	Revolver	9/30/2026	593	(4)
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	(165)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	3,535	(36)
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	(17)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	893	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,171	—
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(100)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	10,602	(245)
Chase Intermediate, LLC	Revolver	10/30/2028	530	(10)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	5,521	(79)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2024	1,085	(7)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(5)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	(5)
Diligent Corporation	Revolver	8/4/2025	2,520	(2)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	2,954	(40)
Dwyer Instruments, Inc.	Revolver	7/21/2027	1,014	(11)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	1,618	(23)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	5,881	(58)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
EVDR Purchaser, Inc.	Revolver	2/14/2031	$2,117	$(42)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	8,776	(77)
Encore Holdings, LLC	Revolver	11/23/2027	539	—
Energy Labs Holdings Corp.	Revolver	4/7/2028	46	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	8/12/2024	44	—
Excelitas Technologies Corp.	Revolver	8/14/2028	34	—
FLS Holding, Inc.	Revolver	12/17/2027	1,802	(10)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,006	(10)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2024	784	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	2,564	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	5,000	(38)
Formstack Acquisition Co	Revolver	3/28/2030	2,500	(38)
Foundation Risk Partners Corp.	Revolver	10/29/2027	4,571	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	1,273	(9)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	1,099	(8)
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	4,500	(33)
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	1,125	(8)
Fullsteam Operations, LLC	Revolver	11/27/2029	608	(4)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	5,683	(81)
GC Waves Holdings, Inc.	Revolver	8/10/2029	331	(5)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	1,274	(21)
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	(17)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	200	(1)
GS AcquisitionCo, Inc.	Revolver	5/25/2028	2,470	—
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	4,280	(21)
Galway Borrower, LLC	Delayed Draw Term Loan	2/2/2026	1,280	(6)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	1,712	(41)
Galway Borrower, LLC	Revolver	9/29/2028	1,856	(45)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,900	(9)
Granicus, Inc.	Revolver	1/17/2031	1,800	(17)
Ground Penetrating Radar Systems, LLC	Revolver	6/26/2025	1,641	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	(2)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	3,053	(28)
Helios Service Partners, LLC	Revolver	3/19/2027	542	(5)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/23/2025	7,970	(40)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	8,711	(86)
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	(21)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Hyland Software, Inc.	Revolver	9/19/2029	$1,879	$(11)
Icefall Parent, Inc.	Revolver	1/25/2030	507	(10)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	5,406	(89)
Inszone Mid, LLC	Revolver	11/12/2029	817	(13)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	52	(1)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	340	(7)
Iris Buyer, LLC	Revolver	10/2/2029	1,001	(21)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	2,040	(20)
KENG Acquisition, Inc.	Revolver	8/1/2029	781	(8)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/22/2024	3,473	(35)
KWOR Acquisition, Inc.	Revolver	12/22/2027	53	(1)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	803	—
Kaseya, Inc.	Revolver	6/25/2029	642	—
Komline Sanderson Engineering Corp.	Delayed Draw Term Loan	5/27/2024	8,529	(64)
Komline Sanderson Engineering Corp.	Revolver	3/17/2026	4,746	(36)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	8/1/2024	1,028	(11)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	(7)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	4/15/2024	93	—
LegitScript, LLC	Delayed Draw Term Loan	6/24/2024	6,612	(40)
LegitScript, LLC	Revolver	6/24/2028	3,167	(19)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,500	(17)
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	74	—
MRI Software, LLC	Revolver	2/10/2027	2,245	(9)
MRI Software, LLC	Revolver	2/10/2027	7	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(59)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(50)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(8)
Majesco	Revolver	9/21/2027	1,575	(24)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,921	(18)
Mobile Communications America, Inc.	Revolver	10/16/2029	960	(9)
Montana Buyer, Inc.	Revolver	7/22/2028	400	(2)
Netwrix Corporation And Concept Searching, Inc.	Delayed Draw Term Loan	6/10/2024	49	(1)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	(4)
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/2/2025	1,010	(10)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(4)
Orion Group Holdco, LLC	Delayed Draw Term Loan	7/24/2025	3,473	(41)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PCX Holding Corp.	Revolver	4/22/2027	$617	$(2)
PDFTron Systems, Inc.	Revolver	7/15/2026	6,417	(28)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	7,620	(37)
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	(22)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	15,090	(57)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	(2)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	4,485	(26)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,695	(2)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	(8)
Pound Bidco, Inc.	Delayed Draw Term Loan	12/31/2025	297	—
Pound Bidco, Inc.	Revolver	1/30/2026	1,163	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	(1)
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	(12)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2024	589	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	449	—
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	416	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	1,978	—
Randy's Holdings, Inc.	Revolver	11/1/2028	662	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	—
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/31/2025	5	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	2,640	(23)
Revalize, Inc.	Revolver	4/15/2027	53	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	7/22/2024	3,662	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2025	1,264	(12)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(17)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2024	273	(4)
RoadOne IntermodaLogistics	Revolver	12/29/2028	309	(5)
Securonix, Inc.	Revolver	4/5/2028	3,782	(192)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	(7)
Smarsh, Inc.	Revolver	2/16/2029	161	(2)
Spectrio, LLC	Revolver	12/9/2026	987	(64)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	6/29/2024	1,154	(21)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(16)
Spotless Brands, LLC	Revolver	7/25/2028	145	(1)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(6)
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	1,638	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Acquisition, Inc.	Revolver	5/1/2029	$819	$—
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	145	(6)
Summit Buyer, LLC	Revolver	1/14/2027	1,991	(80)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	380	(3)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	6/28/2024	1,128	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	613	—
Suveto	Revolver	9/9/2027	898	(35)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Syntax Systems, Ltd.	Revolver	10/29/2026	1,048	(14)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	10/6/2025	398	(7)
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(17)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	410	(7)
Tank Holding Corp.	Revolver	3/31/2028	600	(9)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	1,321	(21)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	(8)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	355	(6)
Trintech, Inc.	Revolver	7/25/2029	2,092	(30)
Triple Lift, Inc.	Revolver	5/5/2028	2,467	(156)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(13)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(58)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	4/15/2024	32	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	10/29/2026	1,725	(19)
UpStack, Inc.	Delayed Draw Term Loan	6/30/2025	5,483	(137)
UpStack, Inc.	Revolver	8/20/2027	306	(8)
V Global Holdings, LLC	Revolver	12/22/2025	258	(16)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	443	(6)
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	662	(20)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	5/15/2025	1,915	(21)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	1,866	(40)
Vertex Service Partners, LLC	Revolver	11/8/2030	460	(10)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	437	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(35)
YI, LLC	Delayed Draw Term Loan	5/1/2025	1,178	(15)
YI, LLC	Revolver	12/3/2029	866	(11)
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	(27)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	97	—
iCIMS, Inc.	Revolver	8/18/2028	42	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
mPulse Mobile, Inc.	Revolver	12/17/2027	$504	$(5)
mPulse Mobile, Inc.	Revolver	12/17/2027	2,164	(48)
Total First Lien Debt Unfunded Commitments			$363,779	$(4,411)
Total Unfunded Commitments			$363,779	$(4,411)

(14)	Non-income producing security.
(15)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies".
(16)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

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

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00%.
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
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
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $54,538 or 3.17% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
March 31, 2024
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
The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. The Company’s wholly owned subsidiaries include: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“Financing SPV”) and DLF Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV, DLF SPV and Financing SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
The Company's Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same - to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
As of March 31, 2024 and December 31, 2023, the Company had three and three investments, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2024 and December 31, 2023 was $12,374 and $19,353, respectively.
Offering Costs
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and March 31, 2023, the Company accrued $436 and $0 of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
(3)SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 25, 2019, the Company entered into an investment advisory agreement with our Adviser (the "Original Investment Advisory Agreement"). The Original Investment Advisory Agreement had an initial term of two years continued thereafter from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The renewal of the Original Investment Advisory Agreement was most recently approved in August 2023.
On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser (as amended and restated, the “Investment Advisory Agreement”). The Investment Advisory Agreement incorporates (i) a cumulative three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized capital loss, if any, during the applicable three-year lookback period. The Investment Advisory Agreement will continue from year to year if approved annually the Board of Directors or the Company’s stockholders, including, in each case, a majority of the Independent Directors. The Investment Advisory Agreement was initially approved by the Board in September 2023, which was subject to the completion of the IPO.
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately be borne by the stockholders.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company's average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents.
Pursuant to the Original Investment Advisory Agreement, the Adviser agreed to irrevocably waive the portion of the Base Management Fee in excess of 0.25% of the Company’s average gross assets calculated in accordance with the Original Investment Advisory Agreement prior to a listing of the Common Stock on a national securities exchange.

Pursuant to the Investment Advisory Agreement, the Adviser has agreed to irrevocably waive any portion of the Base Management Fee in excess of 0.75% of the Company's average gross assets calculated in accordance with the Investment Advisory Agreement for the period from January 24, 2024 to January 24, 2025 (the “Waiver Period”).
Waived Base Management Fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
For the three months ended March 31, 2024 and March 31, 2023, Base Management Fees were $5,132 and $1,826, net of waiver, respectively. As of March 31, 2024 and December 31, 2023, $5,132 and $2,012 were payable to the Investment Adviser relating to Base Management Fees.
Incentive Fee
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.
i.Incentive Fee Based on Income
The first part is determined and paid quarterly based on the Company's pre-incentive fee net investment income, and is subject to an Incentive Fee Cap (as defined below) pursuant to the Investment Advisory Agreement. Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Investment Adviser is not obligated to return any incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.
Pursuant to the Original Investment Advisory Agreement, the Company paid its Adviser an income-based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
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
Pursuant to the Investment Advisory Agreement, the Company pays its Adviser an incentive fee on its aggregate pre-incentive fee net investment income in respect of (1) for the quarter ending March 31, 2024 (the “First Calendar Quarter”), the First Calendar Quarter, and (2) commencing with the quarter ending June 30, 2024, the current calendar quarter and eleven preceding calendar quarters beginning with the calendar quarter commencing on April 1, 2024 (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commence on or after April 1, 2024) (in either case, the “Trailing Twelve Quarters”).
Pre-incentive fee net investment income in respect of the First Calendar Quarter will be compared to a hurdle rate equal to 1.5% (6.0% annualized), and, if pre-incentive fee net investment income for the First Calendar Quarter exceeds the hurdle rate, the incentive fee will be 100% of pre-incentive fee net investment income until the Adviser has received a “catch up” equal to 17.5%, plus 17.5% of pre-incentive fee net investment income above the catch up.
Commencing with the quarter ending June 30, 2024, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters will be compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The incentive fee based on income for each calendar quarter will be determined as follows:

•No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters does not exceed the Hurdle Rate;

•100% of pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all pre-incentive fee net investment income is paid to the Adviser.

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

“Cumulative Pre-Incentive Fee Net Return” (A) during the First Calendar Quarter, the sum of pre-incentive fee net investment income in the First Calendar Quarter and (B) during the relevant Trailing Twelve Quarters, the sum of (x) pre-incentive fee net investment income in respect of the Trailing Twelve Quarters and (y) Adjusted Capital Returns (as defined below) in respect of the Trailing Twelve Quarters. If, in any calendar quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no income incentive fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee calculated as described above, the Company shall pay the Adviser the Income Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the incentive fee calculated as described above, the Company shall pay the Adviser the incentive fee in respect of such quarter. “Adjusted Capital Returns” in respect of a particular period means the sum of aggregate realized losses and aggregate realized capital gains in respect of such period.

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
For the three months ended March 31, 2024 and March 31, 2023, income based incentive fees were $10,126 and $9,381, net of waiver respectively. As of March 31, 2024 and December 31, 2023, $10,126 and $11,766 were payable to the Investment Adviser relating to income based incentive fees.

ii.Incentive Fee Based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from the date of the Company's election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly.

For the calendar years ended December 31, 2024 and December 31, 2025, the Adviser has irrevocably waived any capital gains incentive fee in excess of amounts calculated as described above using 15.0% instead of 17.5%. in the calculation of any such capital gains incentive fee solely with respect to the Waiver Period, such that the capital gains incentive fee shall be calculated at a weighted rate calculated based on this waiver being applicable only during the applicable days in such calendar year during the Waiver Period, based, in each case, on the number of days in the applicable year.

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gain incentive fee equal to 17.5% (or 15% during the Waiver Period) of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the three months ended March 31, 2024 and March 31, 2023, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of March 31, 2024 and December 31, 2023, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $25 and $54, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023 were $181 and $178, respectively.
Sub-Administration Agreement
The Company has entered into sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The Sub-Administrator also serves as the Company’s custodian, transfer agent, distribution paying agent and registrar.
Placement Agent Agreement
On August 30, 2019, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Morgan Stanley Distribution Inc. (the “Paying Agent”), Morgan Stanley Smith Barney LLC (the “Placement Agent”) and the Investment Adviser. Under the terms of the Placement Agent Agreement, the Placement Agent and certain of its affiliates assisted in the placement of Common Stock in the Company’s private offerings. The Company was not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement. Payments were made by the Investment Adviser to the Placement Agent. To the extent the Paying Agent received any payments it would remit the payment to the Placement Agent. The Placement Agent Agreement terminated on January 24, 2024.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of March 31, 2024 and December 31, 2023, MS Credit Partners Holdings held approximately 10.9% and 11.7% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, served as an initial purchaser in connection with the private placement of the Company’s 2027 Notes (as defined below in Note 6. “Debt”) and received fees of $213 at closing on February 11, 2022, under the purchase agreement entered into by the Company in connection with such private placement.
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2025 Notes (as defined below in Note 6. “Debt”) and received fees of $138 at closing on September 13, 2022.
Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,131,129	$3,115,404	94.6%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	136,708	118,107	3.6	146,014	132,415	4.1
Other Investments	55,930	59,694	1.8	53,349	56,602	1.8
Total	$3,323,767	$3,293,205	100.0%	$3,226,776	$3,193,561	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.3%	2.2%
Air Freight & Logistics	0.5	1.1
Automobile Components	3.4	3.5
Automobiles	4.8	4.7
Biotechnology	0.5	0.5
Chemicals	0.6	0.6
Commercial Services & Supplies	9.3	9.6
Construction & Engineering	1.8	1.5
Consumer Staples Distribution & Retail	0.6	—
Containers & Packaging	1.4	1.4
Distributors	2.8	2.9
Diversified Consumer Services	3.4	2.5
Electronic Equipment, Instruments & Components	2.0	2.1
Energy Equipment & Services	0.4	0.5
Financial Services	1.8	1.9
Food Products	2.3	2.3
Health Care Equipment & Supplies	0.6	0.7
Health Care Providers & Services	4.1	4.6
Health Care Technology	1.8	1.9
Industrial Conglomerates	1.4	1.3
Insurance Services	15.1	14.9
Interactive Media & Services	3.0	3.2
IT Services	8.6	8.7
Leisure Products	0.7	0.7
Machinery	2.0	2.1
Multi-Utilities	0.6	0.7
Pharmaceuticals	0.4	0.4
Professional Services	3.7	3.8
Real Estate Management & Development	5.1	5.3
Software	14.8	14.2
Wireless Telecommunication Services	0.2	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,978	$17,115	0.5%	$16,985	$17,048	0.5%
Canada	96,252	96,693	2.9	98,674	98,387	3.1
United Kingdom	11,499	11,721	0.4	12,398	12,629	0.4
United States	3,199,038	3,167,676	96.2	3,098,719	3,065,497	96.0
Total	$3,323,767	$3,293,205	100.0%	$3,226,776	$3,193,561	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$21,645	$3,093,759	$3,115,404	$—	$24,674	$2,979,870	$3,004,544
Second Lien Debt	—	35,921	82,186	118,107	—	35,567	96,848	132,415
Other Investments	—	—	43,728	43,728	—	—	40,636	40,636
Subtotal	$—	$57,566	$3,219,673	$3,277,239	$—	$60,241	$3,117,354	$3,177,595
Investment measured at net asset value(1)				15,966				15,966
Total				$3,293,205				$3,193,561
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$40,636	$3,117,354
Purchases of investments(1)	189,612	836	1,982	192,430
Proceeds from principal repayments and sales of investments(1)	(85,316)	(10,450)	—	(95,766)
Accretion of discount/amortization of premium	2,510	172	2	2,684
Payment-in-kind	2,493	135	598	3,226
Net change in unrealized appreciation (depreciation)	6,593	(5,355)	510	1,748
Net realized gains (losses)	(5,625)	—	—	(5,625)
Transfers into/(out) of Level 3(2)	3,622	—	—	3,622
Fair value, end of period	$3,093,759	$82,186	$43,728	$3,219,673

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$6,024	$(5,525)	$510	$1,009
(1)     Includes transactions relating to restructurings.
(2)     Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	130,460	8,500	74	139,034
Proceeds from principal repayments and sales of investments	(89,636)	—	—	(89,636)
Accretion of discount/amortization of premium	2,433	67	2	2,502
Payment-in-kind	382	133	488	1,003
Net change in unrealized appreciation (depreciation)	1,181	8	94	1,283
Net realized gains (losses)	122	—	—	122
Transfers into/(out) of Level 3(1)	—	(16,189)	—	(16,189)
Fair value, end of period	$2,713,691	$115,410	$37,053	$2,866,154

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2023	$1,183	$8	$94	$1,285
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

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average(1)
Investments in first lien debt	$3,093,759	Yield Analysis	Discount Rate	8.99%	25.19%	11.37%
Investments in second lien debt	$82,186	Yield Analysis	Discount Rate	11.19%	15.77%	13.79%
Investments in other securities:
Unsecured debt	$1,912	Income Approach	Discount Rate	14.70%	14.70%	14.70%
	251	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	20,778	Income Approach	Discount Rate	9.90%	24.76%	12.45%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	17,225	Market Approach	EBITDA Multiple	8.05x	18.72x	13.03x
	2,287	Market Approach	Revenue Multiple	7.58x	8.75x	8.35x
Total Investments	$3,219,673
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average(1)
Investments in first lien debt	$2,979,870	Yield Analysis	Discount Rate	8.61%	25.09%	11.00%
Investments in second lien debt	$96,848	Yield Analysis	Discount Rate	10.80%	31.13%	14.37%
Investments in other securities
Unsecured debt	$1,894	Income Approach	Discount Rate	14.60%	14.60%	14.60%
	170	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	18,758	Income Approach	Discount Rate	12.19%	15.68%	13.47%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,600	Market Approach	EBITDA Multiple	8.10x	18.70x	13.26x
	1,939	Market Approach	Revenue Multiple	7.60x	9.80x	8.47x
Total Investments	$3,117,354
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.

The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The significant unobservable inputs used in the income approach are the comparative yield or discount rate. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. The significant unobservable inputs used in the recent transaction is the transaction price. Significant increase in the transaction price in isolation would result in an increase in fair value measurement.

Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes (as defined below in Note 6. “Debt”) are based on third party pricing received by the Company. The fair value of the Company’s credit facilities and 2025 Notes are estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$300,000	$300,000	$282,000	$282,000
Truist Credit Facility	3	492,257	492,257	520,263	520,263
2027 Notes(1)	2	421,167	410,083	420,834	407,617
2025 Notes(1)	3	273,237	275,000	272,935	275,000
Total		$1,486,661	$1,477,340	$1,496,032	$1,484,880
(1)As of March 31, 2024, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $3,219 and $1,763, and unamortized original issuance discount of $614 and $0, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT
The Company’s debt obligations were as follows.

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$300,000	$300,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,120,000	492,257	623,745	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,492,257	$923,745	$2,420,000	$1,502,263	$917,484
(1)As of March 31, 2024 and December 31, 2023, a letter of credit of $3,998 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively.
(2)As of March 31, 2024, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,219 and $1,763, and unamortized original issuance discount of $614 and $0, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively.
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 6.69% and 6.23%, respectively. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 7.12% and 6.57%, respectively. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was $1,462,796 and $1,584,809, respectively.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the credit facilities, the 2027 Notes and the 2025 Notes.
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2024, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.85% and, after the reinvestment period, 3.35%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility reinvestment period ends on September 22, 2026 and the facility has a final maturity date of September 22, 2028.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$6,149	$6,903
Facility unused commitment fees	314	100
Amortization of deferred financing costs	413	260
Total	$6,876	$7,263
Weighted average interest rate	8.19%	6.90%
Weighted average outstanding balance	$297,165	$400,000
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility). The maximum principal amount of the Truist Credit Facility is $1,120,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of March 31, 2024, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,500,000. As of March 31, 2024, the availability period of the Truist Credit Facility will terminate on January 29, 2027. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) one month Term SOFR (as defined in the Truist Credit Facility) plus 1% per annum) plus and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. As of March 31, 2024, the Truist Credit Facility has a maturity date of January 31, 2028. For more information, see Note 11 "Subsequent Events."
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$8,628	$7,822
Facility unused commitment fees	635	543
Amortization of deferred financing costs	513	439
Total	$9,776	$8,804
Weighted average interest rate	7.33%	6.45%
Weighted average outstanding balance	$465,631	$484,809
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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$4,781	$4,781
Accretion of original issuance discount	54	53
Amortization of debt issuance costs	280	276
Total	$5,115	$5,110
Stated interest rate	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Borrowing interest expense	$5,191	$5,191
Amortization of debt issuance costs	302	299
Total	$5,493	$5,490
Stated interest rate	7.55%	7.55%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $363,779 and $294,950 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8) NET ASSETS
Equity
On January 26, 2024, the Company closed its IPO, issuing 5,000,000 shares of its Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of approximately $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.
In connection with the IPO, the Company redeemed any fractional shares of Common Stock outstanding for cash in an amount equal to the pro rata portion of $20.67 per share of Common Stock, which was the initial public offering price in the IPO.

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$8,459	$(54,779)
Net investment income (loss) after taxes	54,651	198,061
Net realized gain (loss)	(5,625)	118
Net unrealized appreciation (depreciation)	2,658	32,835
Dividends declared	(44,447)	(169,291)
Tax reclassification of stockholders’ equity	—	1,515
Total distributable earnings (loss), end of period	$15,696	$8,459
Distributions
Prior to January 26, 2024, the Company had an “opt in” dividend reinvestment plan, or the DRIP. As a result, the Company’s stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The Company adopted an “opt out” DRIP on January 26, 2024. As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the three months ended March 31, 2024, and March 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	513,697
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,781
(1) In connection with the distributions with payment dates on January 25, 2024 and January 25, 2023, 618,878 and 445,235 DRIP shares were issued, respectively.

On January 11, 2024, the Board also declared the following special distributions

Record Date	Payment Date	Per Share Amount
August 5, 2024	October 25, 2024	$0.10
November 4, 2024	January 24, 2025	0.10
		$0.20

Share Repurchase Plan
On January 25, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company 10b5-1 Plan was approved by the Board of Directors on September 11, 2023. The Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
The “restricted period” under Regulation M ended upon the closing of the Company's IPO and, therefore, the Common Stock repurchases/purchases described above began on March 26, 2024.
As of March 31, 2024, no shares were repurchased under the 10b5-1 Plan.
(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Numerator—net increase/(decrease) in net assets resulting from operations	$51,684	$43,777
Denominator—weighted average shares outstanding	87,358,527	70,863,184
Basic and diluted earnings (loss) per share	$0.59	$0.62
(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data(1):
Net asset value, beginning of period	$20.67	$19.81
Net investment income (loss)	0.63	0.62
Net unrealized and realized gain (loss)(2)	(0.05)	—
Net increase (decrease) in net assets resulting from operations	0.58	0.62
Dividends declared	(0.50)	(0.50)
Issuance of common stock, net of underwriting and offering costs	(0.08)	—
Total increase (decrease) in net assets	—	0.12
Net asset value, end of period	$20.67	$19.93
Per share market value, end of period	21.55	N/A
Shares outstanding, end of period	88,894,490	70,981,913
Weighted average shares outstanding	87,358,527	70,863,184
Total return based on net asset value(3)	2.42%	3.11%
Total return based on market value(4)	6.78%	N/A
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,837,027	$1,414,598
Ratio of net expenses to average net assets(5)	8.10%	9.19%
Ratio of expenses before waivers to average net assets(5)	8.85%	10.74%
Ratio of net investment income to average net assets(5)	13.69%	14.57%
Asset coverage ratio(6)	223.10%	188.84%
Portfolio turnover rate	2.21%	3.08%

(1)The per share data was derived by using the weighted average shares outstanding during the period, except otherwise noted.
(2)The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)Total return (not annualized) is calculated assuming a purchase of Common Stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.

(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP. The beginning market value per share is based on the initial public offering price of $20.67 per share and not annualized.
(5)Amounts are annualized except for incentive fees, organization and offering costs and expense support amounts relating to organization and offering costs.
(6)Effective December 17, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to December 17, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11) SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On April 19, 2024, the Company entered into an amendment (the “Fourth Amendment”) to the Truist Credit Facility. The Fourth Amendment amended certain terms of the Truist Credit Facility, including, but not limited to amendments to (a) increase the size of the facility to $1,300,000, (b) extend the revolving period and maturity date of the Truist Credit Facility with respect to the loans and commitments held by the lenders who consented to the maturity extension until April 19, 2028 and April 19, 2029, respectively, and (c) modify certain covenant restrictions.

On May 8, 2024, the Board declared a distribution of $0.50 per share, which is payable on July 25, 2024 to shareholders of record as of June 28, 2024.

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
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
OVERVIEW
We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act"). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley. We are not a subsidiary of, or consolidated with, Morgan Stanley.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this Report, “middle-market companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization ("EBITDA") in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts ("LBOs"), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR).
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the "Order"), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,131,129	$3,115,404	94.6%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	136,708	118,107	3.6	146,014	132,415	4.1
Other Investments	55,930	59,694	1.8	53,349	56,602	1.8
Total	$3,323,767	$3,293,205	100.0%	$3,226,776	$3,193,561	100.0%

Our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	178	172
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	11.9%	12.0%
Weighted average yield on debt and income producing investments, at fair value(3)	12.0%	12.1%
Weighted average 12-month EBITDA	$155.1	$153.1
Weighted average net leverage through tranche(4)	6.0x	6.0x
Weighted average interest coverage(5)	1.5x	1.5x
Weighted average loan to value(6)	42.9%	43.0%
Percentage of debt investments with one or more financial covenants	73.2%	74.6%
Percentage of our debt investments that are sponsor backed	98.6%	98.5%
Percentage of loans and other debt in support of LBOs and acquisitions	72.6%	76.3%
Percentage of our debt portfolio subject to business cycle volatility	5.7%	6.0%
Percentage of our total portfolio on non-accrual, at cost	0.4%	0.6%
Average position size of our investments	$18.5	$18.6
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
5Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
6 Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2024	March 31, 2023
New investments committed
Gross principal balance(1)	$232,120	$126,539
Net new investments committed	$232,120	$126,539
Investments, at cost
Investments, beginning of period	$3,226,776	$2,939,646
New investments purchased	168,357	139,566
Net accretion of discount on investments	2,714	2,530
Payment-in-kind	3,226	1,003
Net realized gain (loss) on investments	(5,625)	122
Investments sold or repaid	(71,681)	(90,150)
Investments, end of period	$3,323,767	$2,992,717
Amount of investments funded, at principal
First lien debt investments	$171,068	$136,288
Second lien debt investments	—	8,500
Other Investments(2)	294	74
Total	$171,362	$144,862
Amount of investments sold/fully repaid, at principal
First lien debt investments	$16,185	$71,558
Second lien debt investments	10,450	—
Total	$26,635	$71,558
Number of new investment commitments in portfolio companies	9	6
Number of investment commitments exited or fully repaid	3	—
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
Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.
Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.
Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.
Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$10,175	0.3%	$5,950	0.2%
Risk rating 2	3,230,398	98.1	3,126,464	97.9
Risk rating 3	52,632	1.6	49,257	1.5
Risk rating 4	—	—	11,890	0.4
	$3,293,205	100.0%	$3,193,561	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$99,101	$83,639
Less: Net expenses	44,014	39,417
Net investment income (loss) before taxes	55,087	44,222
Less: Excise tax expense	436	—
Net investment income (loss) after taxes	54,651	44,222
Net change in unrealized appreciation (depreciation)	2,658	(567)
Net realized gain (loss)	(5,625)	122
Net increase (decrease) in net assets resulting from operations	$51,684	$43,777
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income	$94,631	$81,717
Payment-in-kind interest income	2,644	441
Dividend income	565	496
Other income	1,261	985
Total investment income	$99,101	$83,639
In the table above, total investment income increased from $83,639 for the three months ended March 31, 2023 to $99,101 for the three months ended March 31, 2024. The increase was primarily driven by our deployment of capital and rising SOFR rates on our floating-rate debt investments. The size of our investment portfolio at amortized cost increased from $2,992,717 as of March 31, 2023 to $3,323,767 as of March 31, 2024. Weighted average asset yield of debt investments at cost increased from 11.5% at March 31, 2023 to 11.9% at March 31, 2024.
Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Expenses:
Interest and other financing expenses	$27,260	$26,667
Management fees	8,230	7,304
Income based incentive fees	11,336	9,381
Professional fees	1,217	1,241
Directors’ fees	146	80
Administrative service fees	25	54
General and other expenses	108	168
Total expenses	48,322	44,895
Management fees waiver (Note 3)	(3,098)	(5,478)
Incentive fees waiver (Note 3)	(1,210)	—
Net expenses	$44,014	$39,417
Excise tax expense	$436	$—
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, were $27,260 and $26,667 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to increased reference rates and higher cost of unsecured debt issued partially offset by lower average borrowings outstanding. For the three months ended March 31, 2024 and March 31, 2023, average borrowings outstanding were $1,462,796 and $1,584,809, respectively. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 6.69% and 6.23%, respectively. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 and March 31, 2023 was 7.12% and 6.57%, respectively.
Management Fees
Base management fees, net of waiver, were $5,132 and $1,826 for the three months ended March 31, 2024 and March 31, 2023. The increases were primarily due to an increase in average gross assets. Refer to Note 3 “Related Party Transactions” for additional information about the management fee waiver.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $10,126 and $9,381 for the three months ended March 31, 2024 and March 31, 2023. The increases were primarily due to an increase in pre-incentive fee net investment income. Refer to Note 3 “Related Party Transactions” for additional information about the incentive fees waiver.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(5,625)	$122
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,658	(567)
Net realized and unrealized gains (losses)	$(2,967)	$(445)
For the three months ended March 31, 2024 net realized losses on our investments was $5,625, which was primarily due to the restructuring of three portfolio companies.

For the three months ended March 31, 2024, net change in unrealized appreciation on our investments of $2,658, was primarily the result of the changes in spreads in the primary and secondary markets.
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
As of March 31, 2024, we had approximately $64.8 million of cash, which taken together with our approximately $300.0 million and $623.7 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $363.8 million.
Equity
On January 26, 2024, we closed our Initial Public Offering ("IPO"), issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. Our Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.
In connection with the IPO, the Company redeemed any fractional shares of Common Stock outstanding for cash in an amount equal to the pro rata portion of $20.67 per share of Common Stock, which was the initial public offering price in the IPO.
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
The following table summarize our distributions declared and payable for the three months ended March 31, 2024 and March 31, 2023, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the Three Months Ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	513,697
For the Three Months Ended March 31, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,781
(1) In connection with the distributions with payment dates of January 25, 2024 and January 25, 2023, 618,878 and 445,235 DRIP shares were issued, respectively.
On January 11, 2024, the Board also declared the following special distributions

Record Date	Payment Date	Per Share Amount
August 05, 2024	October 25, 2024	$0.10
November 04, 2024	January 24, 2025	0.10
		$0.20
Share Repurchase Plan
On January 25, 2024, we entered into a share repurchase plan, or the 10b5-1 Plan, to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
As of March 31, 2024, no shares were repurchased under the 10b5-1 Plan.

Debt
Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$300,000	$300,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,120,000	492,257	623,745	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
Total	$2,420,000	$1,492,257	$923,745	$2,420,000	$1,502,263	$917,484
(1)As of March 31, 2024 and December 31, 2023, a letter of credit of $3,998 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively.
(2)As of March 31, 2024, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,219 and $1,763, and unamortized original issuance discount of $614 and $0, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes and 2025 Notes were presented on the Consolidated Statements of Assets and Liabilities net of unamortized debt issuance costs of $3,499 and $2,065, and unamortized original issuance discount of $667 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
On April 19, 2024, we entered into an amendment (the “Fourth Amendment”) to the Truist Credit Facility. The Fourth Amendment amended certain terms of the Truist Credit Facility, including, but not limited to amendments to (a) increase the size of the facility to $1,300,000, (b) extend the revolving period and maturity date of the Truist Credit Facility with respect to the loans and commitments held by the lenders who consented to the maturity extension until April 19, 2028 and April 19, 2029, respectively, and (c) modify certain covenant restrictions.
On May 8, 2024, the Board declared a distribution of $0.50 per share, which is payable on July 25, 2024 to shareholders of record as of June 28, 2024.
CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2024, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$98,822	$(23,768)	$75,054
Up 200 basis points	$65,881	$(15,845)	$50,036
Up 100 basis points	$32,941	$(7,923)	$25,018
Up 25 basis points	$8,235	$(1,981)	$6,254
Down 25 basis points	$(8,235)	$1,981	$(6,254)
Down 100 basis points	$(32,941)	$7,923	$(25,018)
Down 200 basis points	$(65,881)	$15,845	$(50,036)
Down 300 basis points	$(98,822)	$23,768	$(75,054)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of an Officer

On May 8, 2024, the Board appointed Jonathan Frohlinger as Principal Accounting Officer of the Company, effective May 10, 2024.

Mr. Frohlinger, 34, is a Vice President of Morgan Stanley and a member of the Morgan Stanley Private Credit Team where he is responsible for the finance, accounting, valuation and financial reporting functions for the MS BDCs and other direct lending vehicles. Prior to joining Morgan Stanley in 2022, Mr. Frohlinger was a Director at Blackstone Credit (“BXC”) where he held various finance roles for the BXC BDC complex. Prior to BXC, Mr. Frohlinger was an Audit Manager at Ernst & Young LLP. Mr. Frohlinger is a Certified Public Accountant in the State of New York and received his Bachelor of Science with honors in Accounting and Economics from the City University of New York.

There is no arrangement or understanding between Mr. Frohlinger and any other person pursuant to which he was appointed as Principal Accounting Officer. Further, with regard to Mr. Frohlinger, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

(b) Exhibits

Exhibit
10.1
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 19, 2024, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers.(1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 23, 2024 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: May 9, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)