Form 10-Q
period 2024-06-30
Morgan Stanley Direct Lending Fund
filed 2024-08-08
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of August 7, 2024, the Registrant had 89,366,279 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
SIGNATURES

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,542,035 and $3,226,776)	$3,514,286	$3,193,561
Cash and cash equivalents (restricted cash of $2,000 and $0)	94,966	69,705
Deferred financing costs	17,000	14,317
Interest and dividend receivable from non-controlled/non-affiliated investments	27,594	28,884
Subscription receivable	—	41
Receivable for investments sold/repaid	136	173
Prepaid expenses and other assets	1,917	53
Total assets	3,655,899	3,306,734

Liabilities
Debt (net of unamortized debt issuance costs of $8,331 and $5,564)	1,664,423	1,496,032
Payable for investment purchased	31,469	8
Payable to affiliates (Note 3)	1,508	2,870
Dividends payable	44,704	49,968
Management fees payable	6,479	2,012
Income based incentive fees payable	9,903	11,766
Interest payable	20,664	18,823
Accrued expenses and other liabilities	14,788	4,104
Total liabilities	1,793,938	1,585,583

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (100,000,000 shares authorized; 89,407,009 and 83,278,831 shares issued and outstanding)	89	83
Paid-in capital in excess of par value	1,831,835	1,712,609
Total distributable earnings (loss)	30,037	8,459
Total net assets	$1,861,961	$1,721,151
Total liabilities and net assets	$3,655,899	$3,306,734
Net asset value per share	$20.83	$20.67
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$99,072	$86,573	$193,703	$168,290
Payment-in-kind	2,850	622	5,494	1,063
Dividend income	646	504	1,211	1,000
Other income	1,620	1,195	2,881	2,180
Total investment income	104,188	88,894	203,289	172,533

Expenses:
Interest and other financing expenses	29,302	27,907	56,562	54,574
Management fees	8,639	7,446	16,869	14,750
Income based incentive fees	11,554	10,138	22,890	19,519
Professional fees	1,687	847	2,904	2,088
Directors’ fees	128	88	274	168
Administrative service fees	17	60	42	114
General and other expenses	51	197	159	365
Total expenses	51,378	46,683	99,700	91,578
Management fees waiver (Note 3)	(2,160)	(5,584)	(5,257)	(11,062)
Incentive fees waiver (Note 3)	(1,651)	—	(2,862)	—
Net expenses	47,567	41,099	91,581	80,516
Net investment income (loss) before taxes	56,621	47,795	111,708	92,017
Excise tax expense	500	—	936	—
Net investment income (loss) after taxes	56,121	47,795	110,772	92,017

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	108	—	(5,517)	122
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	2,816	8,647	5,474	8,080
Net realized and unrealized gain (loss)	2,924	8,647	(43)	8,202
Net increase (decrease) in net assets resulting from operations	$59,045	$56,442	$110,729	$100,219

Net investment income (loss) per share (basic and diluted)	$0.63	$0.67	$1.25	$1.29
Earnings per share (basic and diluted)	$0.66	$0.79	$1.25	$1.41
Weighted average shares outstanding	89,271,839	71,337,323	88,315,183	71,101,563

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net assets at the beginning of period	$1,837,027	$1,414,596	$1,721,151	$1,397,305
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	56,121	47,795	110,772	92,017
Net realized gain (loss)	108	—	(5,517)	122
Net change in unrealized appreciation (depreciation)	2,816	8,647	5,474	8,080
Net increase in net assets resulting from operations	59,045	56,442	110,729	100,219

Distributions to stockholders from:
Distributable earnings	(44,704)	(40,735)	(89,151)	(76,112)
Total distributions to stockholders	(44,704)	(40,735)	(89,151)	(76,112)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs	—	—	95,847	—
Reinvestment of dividends	10,593	9,698	23,385	18,589
Net increase (decrease) in net assets resulting from capital transactions	10,593	9,698	119,232	18,589
Total increase (decrease) in net assets	24,934	25,405	140,810	42,696
Net assets at end of period	$1,861,961	$1,440,001	$1,861,961	$1,440,001
Dividends per share	$0.50	$0.57	$1.00	$1.07

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$110,729	$100,219
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(5,474)	(8,080)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(7)	—
Net realized (gain) loss on investments	5,517	(122)
Net accretion of discount and amortization of premium on investments	(7,240)	(5,146)
Payment-in-kind interest and dividend capitalized	(6,461)	(2,060)
Amortization of deferred financing costs	1,856	1,498
Amortization of debt issuance costs and original issuance discount on unsecured notes	1,532	1,264
Purchases of investments and change in payable for investments purchased	(636,580)	(222,612)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	361,003	127,453
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	1,290	(2,611)
(Increase) decrease in prepaid expenses and other assets	(228)	(345)
(Decrease) increase in payable to affiliates	(1,362)	(1,094)
(Decrease) increase in management fees payable	4,467	79
(Decrease) increase in incentive fees payable	(1,863)	2,020
(Decrease) increase in interest payable	1,841	1,925
(Decrease) increase in accrued expenses and other liabilities	10,659	174
Net cash provided by (used in) operating activities	(160,321)	(7,438)
Cash flows from financing activities:
Borrowings on debt	725,335	60,000
Repayments on debt	(556,000)	(30,000)
Deferred financing costs paid	(4,539)	(3,939)
Debt issuance costs paid	(4,097)	—
Dividends paid in cash	(71,005)	(49,544)
Proceeds from issuance of common stock, net of underwriting & offering costs	95,888	2,556
Net cash provided by (used in) financing activities	185,582	(20,927)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,261	(28,365)
Cash, cash equivalents and restricted cash, beginning of period	69,705	81,215
Cash, cash equivalents and restricted cash, end of period	$94,966	$52,850

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$1,457	$361
Interest expense paid	$51,339	$49,887
Reinvestment of dividends	$23,385	$18,589
Dividends payable	$44,704	$41,037
Non-cash purchases of investments	$(24,636)	$—
Non-cash sales of investments	$24,636	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	10.44%	12/22/2026	3,405	$3,352	$3,395	0.18%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	3,867	3,863	3,867	0.21
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	348	347	348	0.02
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	11.74%	4/22/2027	17,954	17,858	16,654	0.89
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	11.74%	4/22/2027	18,079	17,876	16,770	0.90
PCX Holding Corp.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.74%	4/22/2027	1,542	1,534	1,408	0.08
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.59%	8/20/2027	34,541	34,040	34,256	1.84
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	8/20/2027	4,220	4,149	4,142	0.22
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	8/20/2027	—	(22)	(32)	—
								82,996	80,808	4.34
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.26%	6/11/2027	14,191	14,003	14,191	0.76
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	1,647	1,607	1,612	0.09
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	151	144	142	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	11.59%	12/29/2028	20	13	13	—
								15,767	15,958	0.86
Automobile Components
Continental Battery Company	(6) (8) (14)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	12.49%	1/20/2027	6,338	6,268	5,177	0.28
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	12.98%	10/28/2028	26,835	26,364	24,261	1.30
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	6,642	6,486	6,642	0.36
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	413	383	413	0.02
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.54%	11/1/2028	169	149	169	0.01
Spectrum Automotive Holdings Corp.	(6) (16)	First Lien Debt	S +	5.25%	10.59%	6/29/2028	—	(69)	(69)	—
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	45,783	45,280	45,783	2.46
Sonny's Enterprises, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	—	(11)	(11)	—
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.59%	6/29/2028	23,290	23,065	23,092	1.24
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	6/29/2028	5,672	5,611	5,617	0.30
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	6/29/2027	—	(7)	(8)	—
								113,519	111,066	5.97
Automobiles
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	20,406	20,324	20,406	1.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	3,575	$3,561	$3,575	0.19%
ARI Network Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	1,454	1,443	1,454	0.08
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	6,396	6,275	6,294	0.34
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	294	256	235	0.01
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	154	135	138	0.01
ARI Network Services, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.69%	2/28/2026	314	309	314	0.02
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.35%	12/2/2025	37,363	37,093	35,611	1.91
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.35%	12/2/2025	37,546	37,221	35,785	1.92
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	2,936	2,908	2,908	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	713	621	621	0.03
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	43	41	41	—
								110,187	107,382	5.77
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	26,891	26,757	26,757	1.44
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(40)	(40)	—
GraphPad Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(15)	(15)	—
								26,702	26,702	1.43
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.32%	4/23/2027	13,688	13,688	13,688	0.74
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.32%	4/23/2026	440	440	440	0.02
								14,128	14,128	0.76
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	15,633	15,399	15,324	0.82
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	333	320	319	0.02
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	—	(10)	(16)	—
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	11.22%	12/22/2027	4,829	4,764	4,527	0.24
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	11.22%	12/22/2025	492	486	449	0.02
								20,959	20,603	1.11
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.20%	12/23/2026	17,017	16,862	17,017	0.91
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.20%	12/23/2026	5,460	5,421	5,460	0.29
365 Retail Markets, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	10.20%	12/23/2026	—	(23)	—	—
Atlas Us Finco, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	11.08%	12/9/2029	8,993	8,811	8,959	0.48
Atlas Us Finco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.75%	11.08%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	11.34%	7/29/2029	11,588	10,960	10,515	0.56
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	5,034	4,985	4,985	0.27

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—		$(22)	$(22)	—%
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—		(12)	(12)	—
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.69%	11/23/2028	1,822		1,799	1,810	0.10
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.69%	11/23/2028	8,545		8,384	8,392	0.45
Encore Holdings, LLC	(6) (16)	First Lien Debt	P +	4.00%	12.50%	11/23/2027	198		192	194	0.01
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	469		464	462	0.02
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	36		31	31	—
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	10.44%	4/7/2028	—		(3)	(3)	—
FLS Holding, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	18,929		18,661	17,521	0.94
FLS Holding, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	10.74%	12/15/2028	4,438		4,373	4,108	0.22
FLS Holding, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.25%	10.74%	12/17/2027	901		880	767	0.04
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	6,824		6,690	6,824	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	10,473		10,238	10,473	0.56
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—		(24)	—	—
Hercules Borrower LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.69%	12/15/2026	480		455	455	0.02
HSI Halo Acquisition, Inc	(6) (9)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	13,587		13,451	13,451	0.72
HSI Halo Acquisition, Inc	(6) (9) (16)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	—		(16)	(16)	—
HSI Halo Acquisition, Inc	(6) (9) (16)	First Lien Debt	S +	5.00%	10.35%	6/28/2030	—		(22)	(22)	—
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	6,973		6,795	6,910	0.37
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.59%	10/2/2030	657		636	648	0.03
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.59%	10/2/2029	—		(24)	(9)	—
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.85%	3/19/2027	—		(37)	(31)	—
PDFTron Systems, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	5.50%	10.83%	7/15/2027	29,876		29,582	29,876	1.60
PDFTron Systems, Inc.	(6) (8) (11)	First Lien Debt	S +	5.50%	10.83%	7/15/2027	9,678		9,562	9,678	0.52
PDFTron Systems, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.50%	10.83%	7/15/2026	—		(63)	—	—
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	3,869		3,814	3,869	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	191		188	191	0.01
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	5.00%	10.50%	12/20/2028	—		(3)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	26,325		26,325	26,325	1.41
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	—		(52)	(52)	—
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.85%	5/24/2030	456		420	420	0.02
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	11.19%	12/8/2028	10,894		10,740	10,894	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	11.19%	12/8/2027	—		(15)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	5,420		5,282	5,420	0.29
Surewerx Purchaser III, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	C$	256	186	186	0.01
Surewerx Purchaser III, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.25%	10.59%	12/28/2029	—		(18)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Surewerx Purchaser III, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.25%	10.59%	12/28/2028	469	$445	$445	0.02%
Sweep Midco, LLC	(6) (13)	Second Lien Debt				3/12/2036	4,872	—	—	—
Sweep Midco, LLC	(6) (13)	Second Lien Debt				3/12/2034	1,674	836	837	0.04
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75% PIK	11.19%	6/30/2027	5,835	5,835	5,835	0.31
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	11.19%	6/30/2027	3,179	3,179	3,179	0.17
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.19%	6/30/2027	—	—	—	—
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	7,055	6,964	6,932	0.37
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	598	585	587	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	11.00%	3/13/2028	—	(11)	(18)	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.60%	6/23/2031	8,910	8,777	8,777	0.47
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.60%	6/23/2031	—	(37)	(37)	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.60%	6/21/2030	40	25	25	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.57%	4/13/2027	13,497	13,373	12,248	0.66
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.57%	4/13/2027	1,904	1,892	1,729	0.09
US Infra Svcs Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.57%	4/13/2027	975	962	767	0.04
Vensure Employer Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.58%	4/1/2027	1,818	1,788	1,818	0.10
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	72,629	71,996	72,629	3.90
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	177	171	177	0.01
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.08%	6/29/2027	—	(12)	—	—
								322,617	321,604	17.27
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	13,043	12,791	12,897	0.69
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	—	(37)	(22)	—
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.93%	10/19/2028	33,691	33,229	31,673	1.70
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.93%	10/19/2028	7,715	7,601	7,253	0.39
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	4,111	4,005	4,098	0.22
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.74%	2/1/2030	654	618	642	0.03
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.74%	2/1/2029	—	(16)	(2)	—
Superman Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	1,593	1,562	1,590	0.09
Superman Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	—	(3)	(1)	—
								59,750	58,128	3.12

Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	20,100	19,907	20,090	1.08

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	2,408	$2,360	$2,404	0.13%
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	—	(21)	(1)	—
								22,246	22,493	1.21
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	11.11%	12/11/2028	17,074	16,833	16,003	0.86
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.94%	10/13/2028	26,636	26,269	26,636	1.43
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.94%	10/13/2028	253	247	253	0.01
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.94%	10/15/2027	540	510	540	0.03
								43,859	43,432	2.33
Distributors
48Forty Solutions, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	17,632	17,407	15,436	0.83
48Forty Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.43%	11/30/2026	2,172	2,143	1,834	0.10
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	12.99%	2/23/2028	17,008	16,716	15,227	0.82
Avalara, Inc.	(6) (9)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	10,402	10,206	10,402	0.56
Avalara, Inc.	(6) (9) (16)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	—	(18)	—	—
Bradyifs Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	7,406	7,270	7,392	0.40
Bradyifs Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	507	495	505	0.03
Bradyifs Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	—	(11)	(1)	—
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	10.33%	4/9/2030	40,872	40,490	40,490	2.17
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	10.33%	4/9/2030	—	(5)	(5)	—
								94,693	91,280	4.90
Diversified Consumer Services
Any Hour, LLC	(6) (7)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	23,723	23,372	23,372	1.26
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	—	(51)	(51)	—
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	450	399	399	0.02
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	5,964	5,847	5,847	0.31
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	32,130	31,565	31,944	1.72
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2030	6,852	6,702	6,808	0.37
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.33%	10/24/2029	1,134	1,091	1,119	0.06
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.59%	10/19/2027	20,741	20,483	19,756	1.06
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.59%	10/19/2027	3,630	3,575	3,383	0.18
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.59%	10/19/2027	—	(23)	(98)	(0.01)
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	17,245	17,073	17,073	0.92

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	$(24)	$(24)	—%
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	(30)	(30)	—
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	20,531	20,136	20,478	1.10
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	—	(56)	(15)	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	2/14/2030	412	345	403	0.02
FPG Intermediate Holdco, LLC	(6) (8) (14)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	12.10%	3/5/2027	428	422	391	0.02
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	11.18%	12/15/2026	1,936	1,927	1,819	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.85%	3/1/2028	8,040	7,937	8,040	0.43
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.85%	3/1/2028	530	523	530	0.03
LUV Car Wash Group, LLC	(6) (8)	First Lien Debt	S +	7.00%	12.45%	12/9/2026	890	886	890	0.05
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	3,263	3,214	2,970	0.16
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	695	685	633	0.03
Magnolia Wash Holdings	(6) (8) (16)	First Lien Debt	S +	6.50%	12.06%	7/14/2028	87	85	73	—
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	8,750	8,666	8,679	0.47
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(12)	(10)	—
Spotless Brands, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.97%	7/25/2028	4,480	4,413	4,480	0.24
Spotless Brands, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.98%	7/25/2028	848	836	848	0.05
Spotless Brands, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	11.98%	7/25/2028	58	56	58	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	1,769	1,728	1,747	0.09
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	2,451	2,383	2,408	0.13
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.82%	11/8/2030	66	55	60	—
								164,208	163,980	8.81
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	6,006	5,921	4,547	0.24
Abracon Group Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	—	(7)	(107)	(0.01)
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.48%	7/6/2028	401	396	304	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	10,471	10,322	10,430	0.56
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	2,012	1,958	1,989	0.11
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.19%	7/21/2027	—	(12)	(3)	—
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	11.84%	3/2/2028	12,298	12,012	12,298	0.66
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	12.59%	3/2/2029	25,500	25,450	21,377	1.15
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	15,264	15,000	15,157	0.81
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	11.34%	12/5/2030	—	(25)	(21)	—
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	11.34%	12/5/2029	—	(42)	(18)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								$70,973	$65,953	3.54%
Energy Equipment & Services
QBS Parent, Inc.	(6)	Second Lien Debt	S +	8.50%	13.99%	9/21/2026	15,000	14,876	15,000	0.81
								14,876	15,000	0.81
Financial Services
Applitools, Inc.	(6) (9) (11)	First Lien Debt	S +	6.25% PIK	11.59%	5/25/2029	3,799	3,759	3,754	0.20
Applitools, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(6)	(5)	—
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	4,731	4,612	4,731	0.25
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	6,680	6,506	6,660	0.36
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.60%	7/30/2029	—	(2)	(2)	—
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	2,290	2,250	2,279	0.12
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	2,172	2,031	2,139	0.11
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.69%	8/10/2029	—	(6)	(2)	—
RFS Opco LLC	(6) (10)	First Lien Debt	S +	5.00%	10.34%	4/4/2031	14,500	14,359	14,358	0.77
RFS Opco LLC	(6) (10) (16)	First Lien Debt	S +	4.00%	9.34%	4/4/2029	—	(5)	(5)	—
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	10.94%	12/22/2027	3,346	3,323	3,346	0.18
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	4,286	4,223	4,286	0.23
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	536	524	536	0.03
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.09%	2/16/2029	128	125	128	0.01
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	33,915	33,316	33,196	1.78
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	7/25/2029	837	787	775	0.04
								75,796	76,174	4.09
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 0.75% PIK)	12.33%	10/5/2026	41,708	41,078	41,141	2.21
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 0.75% PIK)	12.33%	10/5/2026	5,855	5,787	5,775	0.31
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (15)	Other Debt		16.25% PIK	16.25%	6/18/2026	1,500	1,500	689	0.04
Nellson Nutraceutical, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	11.20%	12/23/2025	18,353	18,236	18,353	0.99
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	7.25% (incl. 1.00% PIK)	12.69%	12/18/2025	10,835	10,763	10,300	0.55
								77,364	76,258	4.10
Ground Transportation
SV Newco 2 Inc	(6) (9) (11)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	22,910	22,569	22,569	1.21
SV Newco 2 Inc	(6) (9) (11) (16)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(106)	(106)	(0.01)
SV Newco 2 Inc	(6) (9) (11) (16)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(127)	(127)	(0.01)
								22,336	22,336	1.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
Performance Health & Wellness	(6) (7) (8)	First Lien Debt	S +	5.75%	11.11%	7/12/2027	9,397	$9,290	$9,397	0.50%
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	4,363	4,256	4,297	0.23
PerkinElmer U.S., LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	10.34%	3/13/2029	—	(20)	(20)	—
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	1,867	1,832	1,859	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(5)	(2)	—
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(6)	(1)	—
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	5,625	5,521	5,618	0.30
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(11)	(2)	—
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.08%	12/3/2029	—	(16)	(1)	—
								20,841	21,145	1.14
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (10)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	452	445	452	0.02
Advarra Holdings, Inc.	(6) (10) (16)	First Lien Debt	S +	5.25%	10.60%	8/24/2029	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	20,392	20,102	20,189	1.08
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	1,793	1,753	1,775	0.10
Gateway US Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	746	742	746	0.04
Gateway US Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	210	210	210	0.01
Gateway US Holdings, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.50%	10.99%	9/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	1,838	1,828	1,838	0.10
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	4,161	4,141	4,161	0.22
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	10.19%	12/10/2026	—	(2)	—	—
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	4,030	3,978	4,018	0.22
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,567	1,546	1,563	0.08
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	7,073	6,981	7,073	0.38
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	—	(1)	—	—
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	4	4	4	—
Intelerad Medical Systems Incorporated	(6) (8) (11)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	493	484	468	0.03
Intelerad Medical Systems Incorporated	(6) (8) (11)	First Lien Debt	S +	6.50%	11.98%	8/21/2026	34	33	32	—
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	4,050	4,010	4,010	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(8)	(8)	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(6)	(6)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	12,050	$11,895	$11,997	0.64%
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	20,029	19,596	19,721	1.06
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.50%	11.94%	12/17/2027	934	881	897	0.05
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.25%	11.59%	5/31/2030	6,712	6,592	6,712	0.36
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.59%	5/31/2029	—	(13)	—	—
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	4,357	4,209	4,344	0.23
PPV Intermediate Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	7,545	7,443	7,545	0.41
Promptcare Infusion Buyer, Inc	(6) (8) (16)	First Lien Debt	S +	6.00%	11.44%	9/1/2027	1,389	1,349	1,349	0.07
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.44%	9/1/2027	8,935	8,829	8,888	0.48
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.44%	9/1/2027	1,392	1,380	1,384	0.07
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	4,277	4,231	4,277	0.23
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	1/2/2029	960	940	951	0.05
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	12/30/2026	—	(5)	—	—
Suveto	(6) (9)	First Lien Debt	S +	4.25%	9.69%	9/9/2027	11,776	11,702	11,429	0.61
Suveto	(6) (9) (16)	First Lien Debt	S +	4.25%	9.69%	9/9/2027	681	669	642	0.03
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	6.00%	11.34%	6/28/2029	3,655	3,612	3,655	0.20
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	5,560	5,560	5,560	0.30
Vardiman Black Holdings, LLC	(6) (10) (14) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	12.43%	3/18/2027	465	447	445	0.02
Vermont Aus Pty Ltd.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.99%	3/23/2028	8,309	8,163	8,260	0.44
								143,720	144,581	7.76
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	6.00%	11.34%	9/19/2030	39,457	38,912	39,457	2.12
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00%	11.34%	9/19/2029	—	(24)	—	—
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.70%	2/3/2026	11,837	11,719	11,837	0.64
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.70%	2/3/2026	9,860	9,754	9,860	0.53
								60,361	61,154	3.28
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.59%	01/30/2031	10,611	10,509	10,566	0.57
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	01/30/2031	93	84	85	—
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	01/30/2031	—	(9)	(4)	—
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	1,298	1,277	1,281	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	8.97%	8/13/2029	€238	243	252	0.01
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	8/13/2029	—	(15)	(16)	—
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	8/14/2028	—	(2)	(2)	—
Raptor Merger Sub Debt, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	32,070	31,300	32,070	1.72

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	4/1/2029	570	$510	$570	0.03%
								43,897	44,802	2.41
Insurance Services
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	2,014	1,982	2,014	0.11
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	11.08%	8/31/2029	866	846	860	0.05
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	11.08%	8/31/2028	—	(6)	—	—
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	1,990	1,951	1,931	0.10
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	42,317	41,819	42,317	2.27
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	9,203	9,068	9,175	0.49
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	10/29/2029	—	(67)	—	—
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	33,207	32,753	32,742	1.76
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	—	(19)	(42)	—
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	304	275	273	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	18,202	18,039	18,202	0.98
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	4,616	4,541	4,580	0.25
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	9,840	9,718	9,832	0.53
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	39,516	38,925	39,436	2.12
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	4/16/2027	—	(20)	(2)	—
Long Term Care Group, Inc	(6) (9) (14)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.59%	9/8/2027	5,262	5,199	4,453	0.24
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	4,449	4,366	4,410	0.24
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	2,324	2,243	2,267	0.12
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	11.10%	11/12/2029	—	(15)	(7)	—
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	390	384	388	0.02
Integrity Marketing Acquisition, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	84,915	84,369	84,517	4.54
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	—	(2)	—	—
Keystone Agency Investors	(6) (8)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	3,462	3,429	3,448	0.19
Keystone Agency Investors	(6) (8)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	3,986	3,951	3,970	0.21
Majesco	(6) (7) (8)	First Lien Debt	S +	4.75%	10.09%	9/21/2028	33,730	33,195	33,318	1.79
Majesco	(6) (8) (16)	First Lien Debt	S +	4.75%	10.09%	9/21/2027	—	(17)	(19)	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	10.99%	10/16/2028	62,040	61,184	62,040	3.33
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.99%	10/16/2028	—	(55)	—	—
Peter C. Foy & Associates Insurance Services, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	20,101	19,941	20,097	1.08
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	7,450	7,379	7,438	0.40
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.99%	11/1/2027	—	(5)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	32,296	$31,917	$32,296	1.73%
RSC Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	3,693	3,668	3,693	0.20
Summit Acquisition, Inc.	(6) (7) (9)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	7,334	7,139	7,334	0.39
Summit Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	—	(20)	—	—
Summit Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	6.75%	12.09%	5/1/2029	—	(20)	—	—
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	67,008	65,687	66,792	3.59
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	—	(9)	(23)	—
								493,713	497,730	26.73
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.79%	10/30/2026	23,564	23,307	23,327	1.25
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.79%	10/30/2026	4,557	4,518	4,506	0.24
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.79%	10/30/2026	—	(20)	(26)	—
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.35%	12/9/2026	31,885	31,630	30,278	1.63
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.35%	12/9/2026	12,862	12,828	12,214	0.66
Spectrio, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.35%	12/9/2026	3,543	3,511	3,339	0.18
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	11.24%	5/5/2028	27,160	26,822	25,289	1.36
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.24%	5/5/2028	1,533	1,489	1,258	0.07
								104,085	100,185	5.38
IT Services
Atlas Purchaser, Inc.	(7) (9)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.96%	5/5/2028	2,426	2,426	1,941	0.10
Atlas Purchaser, Inc.	(7) (9)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.96%	5/5/2028	5,646	5,646	3,388	0.18
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	39,155	38,587	37,902	2.04
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	8,810	8,694	8,528	0.46
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.99%	8/4/2027	1,460	1,405	1,324	0.07
Donuts, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.78%	12/29/2027	24,727	24,515	24,631	1.32
GI DI Cornfield Acquisition LLC	(6)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	30,393	29,946	29,946	1.61
GI DI Cornfield Acquisition LLC	(6) (16)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	—	(115)	(115)	(0.01)
Help/Systems Holdings, Inc.	(9)	Second Lien Debt	S +	6.75%	12.20%	11/19/2027	17,500	17,500	14,481	0.78
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	12.23%	3/2/2029	2,607	2,594	2,607	0.14
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	11.20%	8/12/2026	40,425	40,090	40,425	2.17
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	11.20%	8/12/2026	—	(28)	—	—
Red Dawn SEI Buyer, Inc.	(6) (8)	Second Lien Debt	S +	8.50%	13.94%	11/20/2026	19,000	18,767	19,000	1.02
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	10,774	10,673	10,774	0.58
Redwood Services Group, LLC	(6) (9) (16)	First Lien Debt	S +	6.25%	11.69%	6/15/2029	6,389	6,283	6,364	0.34

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Syntax Systems, Ltd.	(6) (9) (11)	First Lien Debt	S +	5.00%	10.44%	10/29/2028	37,591	$37,338	$37,452	2.01%
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	11.54%	1/22/2027	22,819	22,561	22,639	1.22
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	11.54%	1/22/2027	16,826	16,649	16,676	0.90
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (16)	First Lien Debt	P +	6.00%	14.50%	1/22/2027	661	643	643	0.03
UpStack, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.28%	8/20/2027	8,208	8,089	8,126	0.44
UpStack, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.28%	8/20/2027	11,372	11,124	11,243	0.60
UpStack, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	11.28%	8/20/2027	569	556	560	0.03
								303,943	298,535	16.03
Leisure Products
GSM Acquisition Corp. (GSM Outdoors)	(6) (7) (8)	First Lien Debt	S +	5.00%	10.46%	11/16/2026	17,180	17,097	17,180	0.92
GSM Acquisition Corp. (GSM Outdoors)	(6) (8)	First Lien Debt	S +	5.00%	10.46%	11/16/2026	4,421	4,394	4,421	0.24
GSM Acquisition Corp. (GSM Outdoors)	(6) (8) (16)	First Lien Debt	S +	5.00%	10.46%	11/16/2026	—	(24)	—	—
								21,467	21,601	1.16
Life Sciences Tools & Services
Model N, Inc.	(6) (9)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	14,017	13,877	13,877	0.75
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(18)	(18)	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(20)	(20)	—
								13,839	13,839	0.74
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	2,326	2,281	2,281	0.12
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	11,136	11,012	11,082	0.60
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.49%	12/30/2026	—	(14)	(6)	—
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	159	69	21	—
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	5.25%	10.07%	10/30/2028	—	(9)	(5)	—
Komline Sanderson Engineering Corp.	(6) (7) (10)	First Lien Debt	S +	6.00%	11.60%	3/17/2026	16,705	16,632	16,705	0.90
Komline Sanderson Engineering Corp.	(6) (10)	First Lien Debt	S +	6.00%	11.60%	3/17/2026	18,913	18,820	18,913	1.02
Komline Sanderson Engineering Corp.	(6) (16)	First Lien Debt	P +	5.00%	13.50%	3/17/2026	1,993	1,977	1,993	0.11
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	18,149	17,931	18,149	0.97
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	3,655	3,611	3,655	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.54%	7/21/2027	—	(25)	—	—
								72,285	72,788	3.91
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	6,121	5,901	6,121	0.33
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	821	806	821	0.04
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	371	357	371	0.02
Ground Penetrating Radar Systems, LLC,	(6) (7) (8)	First Lien Debt	S +	5.75%	11.05%	4/2/2031	20,512	20,211	20,211	1.09

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Ground Penetrating Radar Systems, LLC,	(6) (8) (16)	First Lien Debt	S +	5.75%	11.05%	4/2/2031	—	$(56)	$(56)	—%
Ground Penetrating Radar Systems, LLC,	(6) (8) (16)	First Lien Debt	S +	5.75%	11.05%	4/2/2031	—	(38)	(38)	—
Vessco Midco Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	4.50%	9.94%	11/2/2026	2,673	2,662	2,673	0.14
Vessco Midco Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.94%	11/2/2026	1,742	1,734	1,742	0.09
Vessco Midco Holdings, LLC	(6) (16)	First Lien Debt	P +	3.50%	12.00%	10/18/2026	—	(2)	—	—
								31,575	31,845	1.71
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	10,982	10,805	10,491	0.56
Caerus US 1, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	709	691	638	0.03
Caerus US 1, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.00%	10.34%	5/25/2029	234	217	182	0.01
								11,713	11,311	0.61
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (8)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	9,130	9,024	8,730	0.47
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (16)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	—	(15)	(61)	—
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	17,143	16,692	17,143	0.92
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	11.99%	12/31/2027	12,014	11,563	12,014	0.65
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	15,407	15,305	15,403	0.83
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	1,832	1,821	1,822	0.10
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	—	(6)	—	—
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.31%	10/1/2027	24,384	24,045	24,214	1.30
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.31%	10/1/2027	11,560	11,349	11,432	0.61
GPS Merger Sub, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	4,902	4,813	4,875	0.26
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(11)	(7)	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.33%	10/2/2029	—	(18)	(6)	—
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	3,205	3,133	3,196	0.17
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	576	543	569	0.03
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	11.34%	8/1/2029	—	(19)	(2)	—
KWOR Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	5,306	5,230	5,210	0.28
KWOR Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	1,295	1,275	1,271	0.07
KWOR Acquisition, Inc.	(6) (16)	First Lien Debt	P +	4.25%	12.75%	12/22/2027	94	93	92	—
Project Boost Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.60%	5/2/2029	5,639	5,598	5,639	0.30
Project Boost Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.60%	5/2/2029	52	50	52	—
Verdantas LLC	(6) (9)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	16,491	16,248	16,248	0.87
Verdantas LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	—	(86)	(86)	—
Verdantas LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.58%	5/6/2030	—	(26)	(26)	—
								126,601	127,722	6.86

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	10,948	$10,938	$10,937	0.59%
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	(1)	(1)	—
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	(1)	(1)	—
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	58,955	58,594	58,955	3.17
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	14	13	14	—
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	—	(9)	—	—
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.50%	11.01%	10/13/2027	25,145	24,837	24,765	1.33
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.50%	11.01%	10/13/2027	6,012	5,935	5,921	0.32
Zarya Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	35,319	35,319	35,316	1.90
Zarya Intermediate, LLC	(6) (8) (11) (16)	First Lien Debt	S +	6.50%	11.85%	7/1/2027	—	—	—	—
								135,625	135,906	7.30
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	12.05%	4/12/2027	19,594	19,391	19,274	1.04
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	12.05%	4/12/2027	—	(29)	(65)	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.09%	6/21/2029	33,040	32,581	32,875	1.77
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	20,115	20,037	20,063	1.08
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	10.74%	3/9/2028	—	(28)	(23)	—
Appfire Technologies, LLC	(6) (16)	First Lien Debt	P +	3.75%	12.25%	3/9/2028	38	37	38	—
Artifact Bidco, Inc	(6) (17)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	31,700	31,382	31,382	1.69
Artifact Bidco, Inc	(6) (16) (17)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	—	(39)	(39)	—
Artifact Bidco, Inc	(6) (16) (17)	First Lien Debt	S +	4.50%	9.85%	5/22/2030	—	(55)	(55)	—
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.09%	5/14/2029	3,675	3,617	3,673	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	11.09%	5/15/2028	—	(3)	—	—
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.94%	6/9/2027	39,898	39,675	39,583	2.13
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.94%	6/9/2027	—	(61)	(99)	(0.01)
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	2,264	2,215	2,248	0.12
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.83%	2/27/2030	—	(11)	(8)	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.83%	2/27/2029	—	(16)	(6)	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	4,729	4,618	4,692	0.25
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	—	(7)	(2)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cyara AcquisitionCo,LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 2.75% PIK)	12.58%	6/28/2029	1,032	$1,022	$1,022	0.05%
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.34%	8/2/2030	28,138	27,930	27,930	1.50
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(30)	(30)	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(20)	(20)	—
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	19,505	19,088	19,360	1.04
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	11.85%	8/29/2029	—	(35)	(12)	—
Formstack Acquisition Co	(6) (8)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	10,938	10,779	10,825	0.58
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	1,103	1,063	1,057	0.06
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	—	(31)	(23)	—
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	10,860	10,556	10,697	0.57
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	3,470	3,313	3,311	0.18
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	13.74%	11/27/2029	—	(16)	(9)	—
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	12,790	12,670	12,767	0.69
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	11.08%	1/17/2031	—	(10)	(3)	—
Granicus, Inc.	(6) (16)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	29	12	26	—
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	74,805	74,388	74,805	4.02
GS AcquisitionCo, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	11	10	11	—
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	329	314	329	0.02
Hootsuite Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	22,500	22,167	22,167	1.19
Hootsuite Inc.	(6) (11) (16)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	—	(37)	(37)	—
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	5,323	5,222	5,224	0.28
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	—	(9)	(9)	—
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	14,400	14,236	14,400	0.77
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	96	90	96	0.01
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.83%	6/25/2029	216	207	216	0.01
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.09%	6/24/2029	26,434	26,026	26,434	1.42
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.09%	6/24/2029	699	688	699	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	11.09%	6/24/2028	1,000	945	1,000	0.05
Matrix Parent, Inc.	(6) (9) (15)	First Lien Debt	S +	5.00%	10.26%	3/1/2029	507	368	172	0.01
Matrix Parent, Inc.	(6) (10) (15)	Second Lien Debt	S +	8.00%	13.26%	3/1/2030	10,880	10,505	—	—
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.75%	11.09%	7/22/2029	4,069	4,004	4,069	0.22

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.75%	13.25%	7/22/2028	27	$20	$27	—%
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	6,936	6,884	6,936	0.37
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	10.35%	6/11/2029	—	(3)	—	—
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	3,336	3,306	3,295	0.18
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	1,861	1,840	1,827	0.10
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	4/28/2028	—	(2)	(5)	—
Pound Bidco, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	6.00%	11.34%	2/1/2027	21,398	21,191	21,398	1.15
Pound Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	6.00%	11.34%	2/1/2027	135	135	135	0.01
Pound Bidco, Inc.	(6) (7) (8) (11) (16)	First Lien Debt	S +	6.00%	11.34%	2/1/2027	—	(10)	—	—
Project Leopard Holdings, Inc.	(10) (11)	First Lien Debt	S +	5.25%	10.68%	7/20/2029	6,186	5,844	5,735	0.31
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	19,356	19,292	18,070	0.97
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	11.23%	4/15/2027	27	26	22	—
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	5,708	5,605	5,650	0.30
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	4,208	4,114	4,152	0.22
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.84%	12/7/2028	—	(17)	(9)	—
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	21,010	20,754	19,667	1.06
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00%	12.31%	4/5/2028	85	44	(157)	(0.01)
Skykick, Inc.	(6) (8)	First Lien Debt	S +	10.25% (incl. 7.00% PIK)	15.82%	9/1/2027	8,592	8,497	8,162	0.44
Skykick, Inc.	(6) (8)	First Lien Debt	S +	10.25% (incl. 7.00% PIK)	15.82%	9/1/2027	2,568	2,529	2,440	0.13
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.75%	11.24%	2/19/2027	8,937	8,886	8,871	0.48
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	11.24%	2/19/2026	—	(3)	(6)	—
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.31%	4/5/2029	38,689	38,094	38,689	2.08
								545,745	534,904	28.73
Wireless Telecommunication Services
Mobile Communications America, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	5,925	5,844	5,925	0.32
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	96	83	96	0.01
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.84%	10/16/2029	—	(13)	—	—
								5,914	6,021	0.32
Total Debt Investments								$3,488,300	$3,457,354	185.68%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (12) (13)	Common Equity		4/22/2021	6,538	$654	$522	0.03%
						654	522	0.03
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (12) (13)	Common Equity		6/29/2021	8,500	850	1,290	0.07
						850	1,290	0.07
Commercial Services & Supplies
Encore Holdings, LLC	(6) (12) (13)	Common Equity		11/21/2021	2,796	348	923	0.05
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (12) (13)	Common Equity		12/20/2021	1,000,000	1,000	1,250	0.07
Surewerx Topco, LP	(6) (11) (12) (13)	Common Equity		12/28/2022	512	512	590	0.03
						1,860	2,763	0.15
Containers & Packaging
BP Purchaser, LLC	(6) (12) (13)	Common Equity		12/10/2021	1,383,156	1,379	878	0.05
BP Purchaser, LLC Rights	(6) (12) (13)	Common Equity		3/12/2024	1,666,989	75	76	0.00
FORTIS Solutions Group, LLC	(6) (12)	Preferred Equity	12.25%	6/24/2022	1,000,000	1,255	973	0.05
						2,709	1,927	0.10
Diversified Consumer Services
LUV Car Wash	(6) (12) (13)	Common Equity		4/6/2022	123	123	71	0.00
						123	71	0.00
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (12) (13)	Common Equity		3/22/2021	17,543	2,013	1,840	0.10
						2,013	1,840	0.10
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (12) (13)	Common Equity		12/17/2021	165,761	1,220	1,372	0.07
SDB Holdco, LLC	(6) (12) (13)	Common Equity		3/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (11) (12) (13)	Common Equity		11/19/2021	19,257	1,926	1,737	0.09
Vardiman Black Holdings, LLC	(6) (12)	Preferred Equity	6.00% PIK	3/29/2024	2,649,446	1,728	1,688	0.09
						4,874	4,797	0.26
Insurance Services
Amerilife Holdings, LLC	(6) (12) (13)	Common Equity		9/1/2022	908	25	40	0.00
Frisbee Holdings, LP (Fetch)	(6) (12) (13)	Common Equity		10/31/2022	21,744	277	277	0.01
Integrity Marketing Acquisition, LLC	(6) (12)	Preferred Equity	10.50%	12/21/2021	3,250,000	4,172	4,160	0.22
						4,474	4,477	0.24
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (12) (13)	Common Equity		3/1/2021	162,309	421	846	0.05
Help HP SCF Investor, LP (Help/Systems)	(11) (12) (13)	Common Equity		5/12/2021	9,619,564	12,460	15,427	0.83

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(4)	Fair Value	Percentage of Net Assets
Recovery Point Systems, Inc.	(6) (12) (13)	Common Equity			3/5/2021	1,000,000	$1,000	$720	0.04%
							13,881	16,993	0.91
Leisure Products
GSM Equity Investors, LP (GSM Outdoors)	(6) (12) (13)	Common Equity			12/31/2021	4,500	450	1,168	0.06
							450	1,168	0.06
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (12) (13)	Common Equity			2/9/2024	67,388	2,981	1,832	0.10
Verdantas LLC	(6) (12)	Preferred Equity		10.00%	5/3/2024	473,220	473	473	0.03
Verdantas LLC	(6) (12) (13)	Common Equity			5/3/2024	4,780	5	5	0.00
							3,459	2,310	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (12) (13)	Common Equity			10/13/2021	1,882,739	1,937	1,996	0.11
							1,937	1,996	0.11
Software
Diligent Corporation	(6) (12)	Preferred Equity		10.50%	4/5/2021	5,000	6,674	6,901	0.37
Fullsteam Operations, LLC	(6) (12) (13)	Common Equity			11/27/2023	2,966	100	100	0.01
Knockout Intermediate Holdings I, Inc.	(6) (12)	Preferred Equity		11.75%	6/25/2022	2,790	3,465	3,525	0.19
Revalize, Inc.	(6) (12)	Preferred Equity	S +	10.00%	12/14/2021	2,255	2,992	2,892	0.16
Reveal Data Solutions	(6) (12) (13)	Common Equity			8/29/2023	477,846	621	688	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (12)	Preferred Equity	S +	10.50%	7/7/2022	1,012,200	1,324	1,397	0.08
Skykick, Inc.	(6) (12) (13)	Preferred Equity			8/31/2021	134,101	1,275	1,275	0.07
							16,451	16,778	0.90
Total Equity Investments							$53,735	$56,932	3.06%
Total Portfolio Investments							$3,542,035	$3,514,286	188.74%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							21,107	21,107	1.13
Cash							73,859	73,859	3.97
Total Cash and Cash Equivalents							$94,966	$94,966	5.10%
Total Portfolio Investments, Cash and Cash Equivalents							$3,637,001	$3,609,252	193.84%

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	$350,000	$1,636	$—	$1,636

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.71%, 1-month S at 5.34%, 3-month S at 5.32%, 6-month S at 5.25% and the P at 8.50%.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee, under the supervision of the Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(8)	Loan includes interest rate floor of 1.00%.
(9)	Loan includes interest rate floor of 0.75%.
(10)	Loan includes interest rate floor of 0.50%.
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 7.22% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $56,932 or 3.06% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(15)	Investment was on non-accrual status as of June 30, 2024.
(16) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
365 Retail Markets, LLC	Revolver	12/23/2026	$2,800	$—
48Forty Solutions, LLC	Revolver	11/30/2026	543	(68)
ARI Network Services, Inc.	Revolver	2/28/2025	1,576	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	837	—
AWP Group Holdings, Inc.	Revolver	12/24/2029	419	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	$1,400	$(61)
Abracon Group Holdings, LLC	Delayed Draw Term Loan	7/6/2024	441	(107)
Advarra Holdings, Inc.	Delayed Draw Term Loan	8/26/2024	41	—
Alert Media, Inc.	Revolver	4/10/2026	3,043	(65)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	2,596	(6)
Amerilife Holdings, LLC	Revolver	8/31/2028	437	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,249	(6)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	6,926	(51)
Any Hour, LLC	Revolver	5/23/2030	3,013	(44)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	792	(5)
Apex Service Partners, LLC	Revolver	10/24/2029	1,404	(8)
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	5,036	(23)
Appfire Technologies, LLC	Revolver	3/9/2028	129	—
Applitools, Inc.	Revolver	5/25/2028	433	(5)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	1,824	(8)
Aptean, Inc.	Revolver	1/30/2031	984	(4)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(22)
Artifact Bidco, Inc	Delayed Draw Term Loan	5/22/2027	7,759	(39)
Artifact Bidco, Inc	Revolver	5/22/2030	5,542	(55)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2025	1,556	(74)
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	(99)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	846	(1)
Associations, Inc.	Revolver	7/3/2028	678	(1)
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
Avalara, Inc.	Revolver	10/19/2028	1,040	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	311	(1)
Bradyifs Holdings, LLC	Revolver	10/31/2029	631	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	4/1/2025	2,453	—
Bullhorn, Inc.	Delayed Draw Term Loan	9/30/2026	474	(2)
Bullhorn, Inc.	Revolver	10/1/2029	717	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	(99)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	3,416	(54)
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	(14)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	893	(40)
Caerus US 1, Inc.	Revolver	5/25/2029	937	(42)
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(89)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	2,062	(20)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners, LLC	Revolver	7/30/2029	$236	$(2)
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	10,442	(136)
Chase Intermediate, LLC	Revolver	10/30/2028	530	(5)
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	4,992	(41)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,577	(22)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,220	(12)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	1,085	(8)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(6)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	(2)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	4,118	(30)
Diligent Corporation	Revolver	8/4/2030	2,745	(20)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	2,954	(17)
Dwyer Instruments, Inc.	Revolver	7/21/2027	1,014	(3)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	1,618	(12)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	5,881	(15)
EVDR Purchaser, Inc.	Revolver	2/14/2031	3,117	(8)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	3,774	(57)
Encore Holdings, LLC	Revolver	11/23/2027	341	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	636	(5)
Energy Labs Holdings Corp.	Revolver	4/7/2028	222	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	4,773	(24)
Essential Services Holding Corporation	Revolver	6/3/2030	2,983	(30)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,044	(15)
Excelitas Technologies Corp.	Revolver	8/14/2028	131	(2)
FLS Holding, Inc.	Revolver	12/17/2027	901	(67)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,319	(26)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	758	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	2,159	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,273	(34)
Formstack Acquisition Co	Revolver	3/28/2030	2,188	(23)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	5,702	(28)
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/27/2025	7,091	(107)
Fullsteam Operations, LLC	Revolver	11/27/2029	608	(9)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	4,543	(22)
GC Waves Holdings, Inc.	Revolver	8/10/2029	331	(2)
GI DI Cornfield Acquisition LLC	Delayed Draw Term Loan	5/31/2026	15,667	(115)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	1,274	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GPS Merger Sub, LLC	Revolver	10/2/2029	$1,019	$(6)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	189	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	2,140	—
GSM Acquisition Corp. (GSM Outdoors)	Revolver	11/16/2026	4,280	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	2,992	(42)
Galway Borrower, LLC	Revolver	9/29/2028	1,910	(27)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,900	(3)
Granicus, Inc.	Revolver	1/17/2031	1,772	(3)
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	7,982	(40)
GraphPad Software, LLC	Revolver	6/30/2031	2,993	(15)
Ground Penetrating Radar Systems, LLC,	Delayed Draw Term Loan	4/5/2027	7,733	(56)
Ground Penetrating Radar Systems, LLC,	Revolver	4/2/2031	2,605	(38)
HSI Halo Acquisition, Inc	Delayed Draw Term Loan	6/28/2026	3,248	(16)
HSI Halo Acquisition, Inc	Revolver	6/28/2030	2,165	(22)
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/7/2025	2,408	—
Helios Service Partners, LLC	Revolver	3/19/2027	1,290	—
Hercules Borrower LLC	Delayed Draw Term Loan	4/5/2026	4,519	(23)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	7,081	(32)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	8,711	(48)
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	(2)
Hootsuite Inc.	Revolver	5/22/2030	2,500	(37)
Hyland Software, Inc.	Revolver	9/19/2029	1,879	—
Icefall Parent, Inc.	Revolver	1/25/2030	507	(9)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	4,207	(37)
Inszone Mid, LLC	Revolver	11/12/2029	817	(7)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	52	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(8)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(6)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	340	(3)
Iris Buyer, LLC	Revolver	10/2/2029	1,001	(9)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,862	(5)
KENG Acquisition, Inc.	Revolver	8/1/2029	878	(2)
KWOR Acquisition, Inc.	Revolver	12/22/2027	28	(1)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	761	—
Kaseya, Inc.	Revolver	6/25/2029	642	—
Komline Sanderson Engineering Corp.	Revolver	3/17/2026	2,753	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	$2,366	$(10)
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	(2)
LUV Car Wash Group, LLC	Delayed Draw Term Loan	7/4/2024	93	—
LegitScript, LLC	Revolver	6/24/2028	3,167	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,500	—
MRI Software, LLC	Delayed Draw Term Loan	12/19/2025	61	—
MRI Software, LLC	Revolver	2/10/2027	2,252	—
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(21)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(18)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(6)
Majesco	Revolver	9/21/2027	1,575	(19)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,825	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Delayed Draw Term Loan	6/27/2026	3,683	(18)
Model N, Inc.	Revolver	6/27/2031	1,964	(20)
Montana Buyer, Inc.	Revolver	7/22/2028	440	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	—
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/2/2025	1,010	(12)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(5)
Orion Group Holdco, LLC	Delayed Draw Term Loan	7/24/2025	3,473	(31)
PCX Holding Corp.	Revolver	4/22/2027	308	(22)
PDFTron Systems, Inc.	Revolver	7/15/2026	7,700	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	5,212	(3)
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	(1)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	7,545	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	3,287	(5)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	4,485	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	5/10/2026	2,803	(20)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	1,722	(10)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	—
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	2,023	—
Pound Bidco, Inc.	Revolver	2/1/2027	1,163	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	(10)
Project Boost Purchaser, LLC	Revolver	5/2/2028	397	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Potter Buyer, LLC	Revolver	4/23/2026	$733	$—
Promptcare Infusion Buyer, Inc	Delayed Draw Term Loan	10/19/2025	1,389	(20)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	10,530	(52)
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	3,189	(31)
RFS Opco LLC	Revolver	4/4/2029	500	(5)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	107	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	1,834	—
Randy's Holdings, Inc.	Revolver	11/1/2028	731	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,872	—
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	2,638	(23)
Revalize, Inc.	Revolver	4/15/2027	44	(3)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2025	1,264	(13)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(9)
RoadOne IntermodaLogistics	Delayed Draw Term Loan	6/30/2025	273	(6)
RoadOne IntermodaLogistics	Revolver	12/29/2028	309	(6)
SV Newco 2 Inc	Delayed Draw Term Loan	5/31/2025	14,319	(106)
SV Newco 2 Inc	Revolver	6/2/2031	8,591	(127)
Securonix, Inc.	Revolver	4/5/2028	3,697	(236)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	9,424	(69)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	—
Smarsh, Inc.	Revolver	2/16/2029	139	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	1,415	(10)
Spectrio, LLC	Revolver	12/9/2026	493	(25)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	12/30/2024	820	(7)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(7)
Spotless Brands, LLC	Revolver	7/25/2028	87	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,250	(9)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	1,638	—
Summit Acquisition, Inc.	Revolver	5/1/2029	819	—
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	380	(1)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	7/9/2024	1,128	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	648	(14)
Suveto	Revolver	9/9/2027	616	(18)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(18)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tank Holding Corp.	Delayed Draw Term Loan	9/30/2024	$410	$(8)
Tank Holding Corp.	Revolver	3/31/2028	800	(16)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	1,321	(12)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	(1)
Trintech, Inc.	Revolver	7/25/2029	2,092	(44)
Triple Lift, Inc.	Revolver	5/5/2028	2,467	(170)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(6)
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	2,200	(15)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(32)
US Infra Svcs Buyer, LLC	Revolver	4/13/2027	1,275	(118)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	4,950	(37)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	950	(14)
UpStack, Inc.	Delayed Draw Term Loan	6/30/2025	1,556	(16)
UpStack, Inc.	Revolver	8/20/2027	306	(3)
V Global Holdings, LLC	Revolver	12/22/2025	180	(11)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	320	—
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	201	(6)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	5/24/2025	14,495	(85)
Vehlo Purchaser, LLC	Revolver	5/24/2028	100	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	6/15/2025	867	—
Verdantas LLC	Delayed Draw Term Loan	5/6/2026	11,754	(86)
Verdantas LLC	Revolver	5/6/2030	1,754	(26)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	959	(12)
Vertex Service Partners, LLC	Revolver	11/8/2030	394	(5)
Vessco Midco Holdings, LLC	Revolver	10/18/2026	447	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(23)
YI, LLC	Delayed Draw Term Loan	6/6/2025	1,178	(2)
YI, LLC	Revolver	12/3/2029	883	(1)
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	—
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	92	—
iCIMS, Inc.	Revolver	8/18/2028	41	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,734	(22)
Total First Lien Debt Unfunded Commitments			$511,230	$(4,350)
Total Unfunded Commitments			$511,230	$(4,350)

(17)	Position was unsettled as of June 30th, 2024.

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
Automobile Components

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(In thousands)

Investments-non-controlled/non-affiliated(1)(2)	Footnotes	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares	Cost(4)	Fair Value	Percentage of Net Assets
PAI Holdco, Inc.	(5) (7)	S +	7.50% (incl. 2.00% PIK)	13.03%	10/28/2028	26,565	$26,053	$24,823	1.44%

Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(9)	S +	7.00%	12.65%	3/2/2029	25,500	25,446	21,420	1.24
Energy Equipment & Services
QBS Parent, Inc.	(5)	S +	8.50%	14.04%	9/21/2026	15,000	14,853	14,400	0.84
Health Care Providers & Services
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.46%	12/10/2027	3,960	3,903	3,879	0.23
Heartland Veterinary Partners, LLC	(5) (7)	S +	8.00%	13.46%	12/10/2027	1,540	1,516	1,508	0.09
							5,419	5,387	0.31
Industrial Conglomerates
Aptean, Inc.	(5)(8)	S +	7.00%	12.46%	4/23/2027	5,950	5,950	5,950	0.35
IT Services
Help/Systems Holdings, Inc.	(8)	S +	6.75%	12.35%	11/19/2027	17,500	17,500	14,147	0.82
Idera, Inc.	(5) (8)	S +	6.75%	12.28%	3/2/2029	3,887	3,865	3,887	0.23
Red Dawn SEI Buyer, Inc.	(5) (7)	S +	8.50%	13.86%	11/20/2026	19,000	18,727	18,945	1.10
							40,092	36,979	2.15
Software
Flexera Software, LLC	(5) (7)	S +	7.00%	12.47%	3/3/2029	13,500	13,303	13,500	0.78
Matrix Parent, Inc.	(5) (9) (11)	S +	8.00%	13.53%	3/1/2030	10,667	10,505	5,733	0.33
							23,808	19,233	1.12
Total Second Lien Debt							$146,014	$132,415	7.69%
Other Investments
Unsecured Debt
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(5) (11)		16.25% PIK		6/18/2026	1,500	1,500	170	0.01
Fetch Insurance Services, LLC	(5)		12.75% (incl. 3.75% PIK)		10/31/2027	1,953	1,910	1,894	0.11
Total Unsecured Debt							$3,410	$2,064	0.12%

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
June 30, 2024
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
On January 26, 2024, the Company closed its initial public offering (“IPO”), issuing 5,000,000 shares of its Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less, and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge certain of the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so.
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
As of both June 30, 2024 and December 31, 2023, the Company had certain investments in two portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2024 and December 31, 2023 was $12,373 and $19,353, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024, the Company accrued $500 and $936 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2023, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.
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
Base Management Fees waived during the Waiver Period are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
For the three and six months ended June 30, 2024, Base Management Fees were $6,479 and $11,612, net of waiver, respectively. For the three and six months ended June 30, 2023, Base Management Fees were $1,862 and $3,688, net of waiver, respectively. As of June 30, 2024 and December 31, 2023, $6,479 and $2,012, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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
For the three and six months ended June 30, 2024, income based incentive fees were $9,903 and $20,028, net of waiver respectively. For the three and six months ended June 30, 2023, income based incentive fees were $10,138 and $19,519, respectively. As of June 30, 2024 and December 31, 2023, $9,903 and $11,766, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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
For the three and six months ended June 30, 2024, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and six months ended June 30, 2023, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2024 and December 31, 2023, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors.
For the three and six months ended June 30, 2024, the Company incurred $17 and $42, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $60 and $114, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023 were $128 and $178, respectively.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of June 30, 2024 and December 31, 2023, MS Credit Partners Holdings held approximately 10.9% and 11.7% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Morgan Stanley & Co. LLC served as a co-agent in connection with the private placement of the Company’s 2029 Notes (as defined below in Note 6. “Debt”) and received fees of $210 at closing on May 27, 2024.
Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,356,586	$3,345,743	95.3%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	122,416	103,144	2.9	146,014	132,415	4.1
Other Debt Investments	9,298	8,467	0.2	3,410	2,064	0.1
Equity	53,735	56,932	1.6	49,939	54,538	1.7
Total	$3,542,035	$3,514,286	100.0%	$3,226,776	$3,193,561	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	2.3%	2.2%
Air Freight & Logistics	0.5	1.1
Automobile Components	3.2	3.5
Automobiles	3.1	4.7
Biotechnology	0.8	0.5
Building Products	0.4	—
Chemicals	0.6	0.6
Commercial Services & Supplies	9.2	9.6
Construction & Engineering	1.7	1.5
Consumer Staples Distribution & Retail	0.6	—
Containers & Packaging	1.3	1.4
Distributors	2.6	2.9
Diversified Consumer Services	4.7	2.5
Electronic Equipment, Instruments & Components	1.9	2.1
Energy Equipment & Services	0.4	0.5
Financial Services	2.2	1.9
Food Products	2.2	2.3
Ground Transportation	0.6	—
Health Care Equipment & Supplies	0.6	0.7
Health Care Providers & Services	4.3	4.6
Health Care Technology	1.7	1.9
Industrial Conglomerates	1.3	1.3
Insurance Services	14.3	14.9
Interactive Media & Services	2.9	3.2
IT Services	9.0	8.7
Leisure Products	0.5	0.7
Life Sciences Tools & Services	0.4	—
Machinery	2.1	2.1
Multi-Utilities	0.8	0.7
Pharmaceuticals	0.3	0.4
Professional Services	3.7	3.8
Real Estate Management & Development	3.9	5.3
Software	15.7	14.2
Wireless Telecommunication Services	0.2	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$16,970	$17,219	0.5%	$16,985	$17,048	0.5%
Canada	150,077	151,102	4.3	98,674	98,387	3.1
United Kingdom	11,713	11,311	0.3	12,398	12,629	0.4
United States	3,363,275	3,334,654	94.9	3,098,719	3,065,497	96.0
Total	$3,542,035	$3,514,286	100.0%	$3,226,776	$3,193,561	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	June 30, 2024				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$26,691	$3,319,052	$3,345,743	$—	$24,674	$2,979,870	$3,004,544
Second Lien Debt	—	35,858	67,286	103,144	—	35,567	96,848	132,415
Other Debt Investments	—	—	8,467	8,467	—	—	2,064	2,064
Equity	—	—	41,505	41,505	—	—	38,572	38,572
Subtotal	$—	$62,549	$3,436,310	$3,498,859	$—	$60,241	$3,117,354	$3,177,595
Investment measured at net asset value(1)				15,427				15,966
Total Investments				$3,514,286				$3,193,561
Cash equivalents	$21,107	$—	$—	$21,107	$—	$—	$—	$—
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,093,759	$82,186	$2,163	$41,565	$3,219,673
Purchases of investments(1)	493,351	—	5,770	497	499,618
Proceeds from principal repayments and sales of investments(1)	(274,169)	(14,780)	—	—	(288,949)
Accretion of discount/amortization of premium	4,238	255	4	—	4,497
Payment-in-kind	2,207	230	95	701	3,233
Net change in unrealized appreciation (depreciation)	4,840	(605)	435	(1,258)	3,412
Net realized gains (losses)	—	—	—	—	—
Transfers into/(out) of Level 3(2)	(5,174)	—	—	—	(5,174)
Fair value, end of period	$3,319,052	$67,286	$8,467	$41,505	$3,436,310

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$3,387	$(414)	$435	$(1,295)	$2,113
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$2,064	$38,572	$3,117,354
Purchases of investments(1)	660,813	836	5,770	2,516	669,935
Proceeds from principal repayments and sales of investments(1)	(337,511)	(25,230)	—	—	(362,741)
Accretion of discount/amortization of premium	6,744	426	6	—	7,176
Payment-in-kind	4,700	365	114	1,281	6,460
Net change in unrealized appreciation (depreciation)	10,775	(5,959)	513	(864)	4,465
Net realized gains (losses)	(4,750)	—	—	—	(4,750)
Transfers into/(out) of Level 3(2)	(1,589)	—	—	—	(1,589)
Fair value, end of period	$3,319,052	$67,286	8,467	$41,505	$3,436,310
			$—
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$9,438	$(5,932)	$513	$(864)	$3,155
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
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,319,052	Yield Analysis	Discount Rate	8.84%	22.73%	11.18%
Investments in second lien debt	67,286	Yield Analysis	Discount Rate	10.65%	15.35%	13.77%
Unsecured debt	7,778	Yield Analysis	Discount Rate	9.90%	16.60%	11.56%
	689	Market Approach	EBITDA Multiple			9.00x
Preferred equity	20,321	Income Approach	Discount Rate	9.88%	14.90%	12.72%
	1,688	Market Approach	EBITDA Multiple			8.50x
Common equity	16,060	Market Approach	EBITDA Multiple	8.10x	18.70x	13.10x
	3,436	Market Approach	Revenue Multiple	7.50x	9.93x	8.11x
Total Investments	$3,436,310
(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2024, one unsecured debt position with a fair value of $1.93 million transitioned from an income approach to a yield analysis valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2023
				Range
Asset Category	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average(1)
Investments in first lien debt	$2,979,870	Yield Analysis	Discount Rate	8.61%	25.09%	11.00%
Investments in second lien debt	96,848	Yield Analysis	Discount Rate	10.80%	31.13%	14.37%
Investments in other securities
Unsecured debt	1,894	Income Approach	Discount Rate	14.60%	14.60%	14.60%
	170	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	18,758	Income Approach	Discount Rate	12.19%	15.68%	13.47%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,600	Market Approach	EBITDA Multiple	8.10x	18.70x	13.26x
	1,939	Market Approach	Revenue Multiple	7.60x	9.80x	8.47x
Total Investments	$3,117,354
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

Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes (as defined below in Note 6. “Debt”) are based on third party pricing received by the Company. The fair value of the Company’s credit facilities, 2025 Notes and 2029 Notes are estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$194,000	$194,000	$282,000	$282,000
Truist Credit Facility	3	431,474	431,474	520,263	520,263
2027 Notes(1)	2	421,500	409,573	420,834	407,617
2025 Notes(1)	3	273,539	275,000	272,935	275,000
2029 Notes(1)	3	343,909	351,628	—	—
Total		$1,664,423	$1,661,675	$1,496,032	$1,484,880
(1)As of June 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,940, $1,461 and $3,930 and unamortized original issuance discount of $560, $0 and $3,789, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT
The Company’s debt obligations were as follows.

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$194,000	$406,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,300,000	431,474	864,364	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,675,474	$1,270,364	$2,420,000	$1,502,263	$917,484
(1)As of June 30, 2024 and December 31, 2023, a letter of credit of $4,161 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively and Canadian dollars (CAD) of 300 and 0, respectively.
(2)As of June 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,940, $1,461 and $3,930 and unamortized original issuance discount of $560, $0 and $3,789, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Combined weighted average interest rate (1)	6.57%	6.47%	6.63%	6.35%
Combined weighted average effective interest rate (2)	7.03%	6.83%	7.07%	6.70%
Combined weighted average debt outstanding	$1,578,492	$1,570,147	$1,520,644	$1,577,438
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the credit facilities, and each of the respective unsecured notes.
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2024, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.85% and, after the reinvestment period, 3.35%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility reinvestment period ends on September 22, 2026 and the facility has a final maturity date of September 22, 2028.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$5,095	$7,053	$11,245	$13,958
Facility unused commitment fees	472	146	787	246
Amortization of deferred financing costs	413	283	827	543
Total	$5,980	$7,482	$12,859	$14,747
Weighted average interest rate	8.18%	7.38%	8.18%	7.14%
Weighted average outstanding balance	$246,527	$377,912	$271,846	$388,895
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility). The maximum principal amount of the Truist Credit Facility is $1,300,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of June 30, 2024, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,950,000. As of June 30, 2024, the availability period of the Truist Credit Facility will terminate on April 19, 2028. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. As of June 30, 2024, the Truist Credit Facility has a maturity date of April 19, 2029.
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$8,531	$8,651	$17,158	$16,474
Facility unused commitment fees	781	651	1,416	1,190
Amortization of deferred financing costs	517	516	1,029	955
Total	$9,829	$9,818	$19,603	$18,619
Weighted average interest rate	7.35%	6.95%	7.34%	6.71%
Weighted average outstanding balance	$458,887	$492,235	$462,259	$488,543
Unsecured Notes
2027 Notes
On February 11, 2022, the Company issued $425,000 in aggregate principal amount of 4.50% notes due 2027 (the restricted securities initially issued on February 11, 2022 together with the unrestricted securities issued pursuant to the exchange offer described below, the “2027 Notes”) pursuant to the First Supplemental Indenture dated February 11, 2022 (the “First Supplemental Indenture”), which supplements a base indenture, dated as of February 11, 2022 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and together with the First Supplemental Indenture, the “February 2027 Notes Indenture”).
The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Notes Indenture. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$4,781	$4,781	$9,563	$9,563
Accretion of original issuance discount	53	53	106	106
Amortization of debt issuance costs	288	280	568	557
Total	$5,122	$5,114	$10,237	$10,226
Stated interest rate	4.50%	4.50%	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$5,191	$5,191	$10,381	$10,381
Amortization of debt issuance costs	302	302	604	601
Total	$5,493	$5,493	$10,985	$10,982
Stated interest rate	7.55%	7.55%	7.55%	7.55%
2029 Notes

On May 17, 2024, the Company issued $350,000 in aggregate principal amount of 6.150% notes due 2029 (the “2029 Notes”), pursuant to the Second Supplemental Indenture dated May 17, 2024 (the “Second Supplemental Indenture”), which supplements the Base Indenture (together with the Second Supplemental Indenture, the “March 2029 Notes Indenture”).
The 2029 Notes will mature on May 17, 2029 and may be redeemed in whole or in part at the Company’s option at any time prior to April 17, 2029 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the March 2029 Notes Indenture and at par value on April 17, 2029 or thereafter. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2029 Notes Offering, the Company entered into interest rate swaps. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes. For the three and six months ended June 30, 2024, the Company paid no periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of June 30, 2024, the interest rate swaps had a fair value of $1,636. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowing interest expense	$2,631	$—	$2,631	$—
Accretion of original issuance discount	96	—	96	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(7)	—	(7)	—
Amortization of debt issuance costs	158	—	158	—
Total	$2,878	$—	$2,878	$—
Stated interest rate	6.15%	—%	6.15%	—%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had $511,230 and $294,950 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
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
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$8,459	$(54,779)
Net investment income (loss) after taxes	110,772	198,061
Net realized gain (loss)	(5,517)	118
Net unrealized appreciation (depreciation)	5,474	32,835
Dividends declared	(89,151)	(169,291)
Tax reclassification of stockholders’ equity	—	1,515
Total distributable earnings (loss), end of period	$30,037	$8,459
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
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the six months ended June 30, 2024, and June 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount		Shares(1)
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50		512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50		553,638	(2)
			$1.00		1,066,157
For the Six Months Ended June 30, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50		482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	(3)	554,001
			$1.07		1,036,722
(1) In connection with the distributions with payment dates on January 25, 2024 and January 25, 2023, 615,660 and 445,235 DRIP shares were issued, respectively.
(2) In accordance with the Company’s DRIP, shares were purchased in the open market.
(3) Includes a supplemental distribution of $0.07.
On January 11, 2024, the Board also declared the following special distributions

Record Date	Payment Date	Per Share Amount
August 5, 2024	October 25, 2024	$0.10
November 4, 2024	January 24, 2025	0.10
Total		$0.20

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
For the six months ended June 30, 2024, no shares were repurchased under the 10b5-1 Plan.

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator—net increase/(decrease) in net assets resulting from operations	$59,045	$56,442	$110,729	$100,219
Denominator—weighted average shares outstanding	89,271,839	71,337,323	88,315,183	71,101,563
Basic and diluted earnings (loss) per share	$0.66	$0.79	$1.25	$1.41
(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per Share Data(1):
Net asset value, beginning of period	$20.67	$19.81
Net investment income (loss)	1.25	1.29
Net unrealized and realized gain (loss)(2)	(0.01)	0.12
Net increase (decrease) in net assets resulting from operations	1.24	1.41
Dividends declared	(1.00)	(1.07)
Issuance of common stock, net of underwriting and offering costs	(0.08)	—
Total increase (decrease) in net assets	0.16	0.34
Net asset value, end of period	$20.83	$20.15
Per share market value, end of period	21.85	N/A
Shares outstanding, end of period	89,407,009	71,464,634
Weighted average shares outstanding	88,315,183	71,101,563
Total return based on net asset value(3)	5.86%	7.17%
Total return based on market value(4)	11.04%	N/A
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,861,961	$1,440,001
Ratio of net expenses to average net assets(5)	8.99%	9.91%
Ratio of expenses before waivers to average net assets(5)	9.72%	11.47%
Ratio of net investment income to average net assets(5)	13.18%	14.29%
Asset coverage ratio(6)	211.02%	192.17%
Portfolio turnover rate	10.85%	4.33%

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

On August 6, 2024, the Board declared a distribution of $0.50 per share, which is payable on October 25, 2024 to shareholders of record as of September 30, 2024.

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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	June 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,356,586	$3,345,743	95.3%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	122,416	103,144	2.9	146,014	132,415	4.1
Other Debt Investments	9,298	8,467	0.2	3,410	2,064	0.1
Equity	53,735	56,932	1.6	49,939	54,538	1.7
Total	$3,542,035	$3,514,286	100.0%	$3,226,776	$3,193,561	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	192	172
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	11.6%	12.0%
Weighted average yield on debt and income producing investments, at fair value(3)	11.7%	12.1%
Weighted average 12-month EBITDA	$150.4	$153.1
Weighted average net leverage through tranche(4)	5.7x	6.0x
Weighted average interest coverage(5)	1.5x	1.5x
Weighted average loan to value(6)	40.4%	43.0%
Percentage of debt investments with one or more financial covenants	67.7%	74.6%
Percentage of our debt investments that are sponsor backed	99.4%	98.5%
Percentage of loans and other debt in support of LBOs and acquisitions	68.0%	76.3%
Percentage of our debt portfolio subject to business cycle volatility	5.7%	6.0%
Percentage of our total portfolio on non-accrual, at cost	0.3%	0.6%
Average position size of our investments	$18.3	$18.6
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
5 Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
6 Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2024	June 30, 2023
New investments committed
Gross principal balance(1)	$673,902	$63,371
Less: Syndications	—	(1,108)
Net new investments committed	$673,902	$62,263
Investments, at cost
Investments, beginning of period	$3,323,767	$2,992,717
New investments purchased	499,684	83,600
Net accretion of discount on investments	4,527	2,616
Payment-in-kind	3,234	1,057
Net realized gain (loss) on investments	108	—
Investments sold or repaid	(289,285)	(38,290)
Investments, end of period	$3,542,035	$3,041,700
Amount of investments funded, at principal
First lien debt investments	$494,153	$84,568
Second lien debt investments	—	88
Other debt investments	5,887	—
Equity(2)	497	17
Total	$500,537	$84,673
Amount of investments sold/fully repaid, at principal
First lien debt investments	$244,164	$11,696
Second lien debt investments	13,500	—
Total	$257,664	$11,696
Number of new investment commitments in portfolio companies	22	4
Number of investment commitments exited or fully repaid	8	1
(1)Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)Represents dollar amount of equity investments funded.

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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$5,950	0.2%
Risk rating 2	3,446,757	98.1	3,126,464	97.9
Risk rating 3	67,357	1.9	49,257	1.5
Risk rating 4	172	0.0	11,890	0.4
	$3,514,286	100.0%	$3,193,561	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$104,188	$88,894	$203,289	$172,533
Less: Net expenses	47,567	41,099	91,581	80,516
Net investment income (loss) before taxes	56,621	47,795	111,708	92,017
Less: Excise tax expense	500	—	936	—
Net investment income (loss) after taxes	56,121	47,795	110,772	92,017
Net change in unrealized appreciation (depreciation)	2,816	8,647	5,474	8,080
Net realized gain (loss)	108	—	(5,517)	122
Net increase (decrease) in net assets resulting from operations	$59,045	$56,442	$110,729	$100,219
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income	$99,072	$86,573	$193,703	$168,290
Payment-in-kind interest income	2,850	622	5,494	1,063
Dividend income	646	504	1,211	1,000
Other income	1,620	1,195	2,881	2,180
Total investment income	$104,188	$88,894	$203,289	$172,533
In the table above, total investment income increased from $88,894 and $172,533 for the three and six months ended June 30, 2023 to $104,188 and $203,289 for the three and six months ended June 30, 2024, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $3,041,700 as of June 30, 2023 to $3,542,035 as of June 30, 2024.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses:
Interest and other financing expenses	$29,302	$27,907	$56,562	$54,574
Management fees	8,639	7,446	16,869	14,750
Income based incentive fees	11,554	10,138	22,890	19,519
Professional fees	1,687	847	2,904	2,088
Directors’ fees	128	88	274	168
Administrative service fees	17	60	42	114
General and other expenses	51	197	159	365
Total expenses	51,378	46,683	99,700	91,578
Management fees waiver (Note 3)	(2,160)	(5,584)	(5,257)	(11,062)
Incentive fees waiver (Note 3)	(1,651)	—	(2,862)	—
Net expenses	$47,567	$41,099	$91,581	$80,516
Excise tax expense	$500	$—	$936	$—
Interest and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $27,907 and $54,574 for the three and six months ended June 30, 2023 to $29,302 and $56,562 for the three and six months ended June 30, 2024, respectively. The increase was primarily due to increased reference rates, as the combined weighted average interest rate was 6.57% and 6.63% for three and six months ended June 30, 2024 compared to 6.47% and 6.35% for the three and six months ended June 30, 2023.
Management Fees
Base management fees, net of waiver, were $6,479 and $1,862 for the three months ended June 30, 2024 and June 30, 2023, and $11,612 and $3,688 for the six months ended June 30, 2024 and June 30, 2023, respectively. The increases were primarily due to an increase in average gross assets. Refer to Note 3 “Related Party Transactions” for additional information about the management fee waiver.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $9,903 and $10,138 for the three months ended June 30, 2024 and June 30, 2023 and $20,028 and $19,519 for the six months ended June 30, 2024 and June 30, 2023. Refer to Note 3 “Related Party Transactions” for additional information about the incentive fees waiver.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$108	$—	$(5,517)	$122
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,816	8,647	5,474	8,080
Net realized and unrealized gains (losses)	$2,924	$8,647	$(43)	$8,202
For the three and six months ended June 30, 2024 net realized losses on our investments was $108 and $(5,517), which was primarily due to the restructuring of three portfolio companies.

For the three and six months ended June 30, 2024, net change in unrealized appreciation on our investments of $2,816 and $5,474, was primarily the result of the changes in spreads in the primary and secondary markets. For the three and six months ended June 30, 2023, net change in unrealized appreciation on our investments of $8,647 and $8,080, respectively, was primarily driven by changes in spreads in the primary and secondary markets.
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
As of June 30, 2024, we had approximately $93.0 million of unrestricted cash and cash equivalents, which taken together with our approximately $406.0 million and $864.4 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $511.2 million.
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
The following table summarize our distributions declared and payable for the six months ended June 30, 2024 and June 30, 2023, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount		Shares(1)
For the Six Months Ended June 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50		512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50		553,638	(2)
			$1.00		1,066,157
For the Six Months Ended June 30, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50		482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	(3)	554,001
Total Distributions			$1.07		1,036,722
(1) In connection with the distributions with payment dates of January 25, 2024 and January 25, 2023, 615,660 and 445,235 DRIP shares were issued, respectively.
(2) In accordance with the Company’s DRIP, shares were purchased in the open market.
(3) Includes a supplemental distribution of $0.07.
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
For the six months ended June 30, 2024, no shares were repurchased under the 10b5-1 Plan.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$194,000	$406,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,300,000	431,474	864,364	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,675,474	$1,270,364	$2,420,000	$1,502,263	$917,484
(1)As of June 30, 2024 and December 31, 2023, a letter of credit of $4,161 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively and Canadian dollars (CAD) of $300 and 0, respectively.
(2)As of June 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,940, $1,461 and $3,930 and unamortized original issuance discount of $560, $0 and $3,789, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
On August 6, 2024, the Board declared a distribution of $0.50 per share, which is payable on October 25, 2024 to shareholders of record as of September 30, 2024.
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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements.
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
As of June 30, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$105,256	$(29,250)	$76,006
Up 200 basis points	$70,171	$(19,500)	$50,671
Up 100 basis points	$35,085	$(9,750)	$25,335
Up 25 basis points	$8,771	$(2,438)	$6,333
Down 25 basis points	$(8,771)	$2,438	$(6,333)
Down 100 basis points	$(35,085)	$9,750	$(25,335)
Down 200 basis points	$(70,171)	$19,500	$(50,671)
Down 300 basis points	$(105,256)	$29,250	$(76,006)
(1) Includes the impact of our interest rate swaps as a result of interest rate changes.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

(b) Exhibits

Exhibit
4.1	Second Supplemental Indenture, dated as of May 17, 2024, relating to the 6.150% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee.(1)
4.2	Form of 6.150% Notes due 2029 (incorporated by reference to Exhibit 4.1 hereto).(1)

Exhibit
4.3
Registration Rights Agreement, dated as of May 17, 2024, relating to the 6.150% Notes due 2029, by and among the Company and Truist Securities, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers.(1)

10.1*
Amendment No. 4 to Revolving Credit and Security Agreement, dated as of June 26, 2024, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent.

10.2
Fourth Amendment to Senior Secured Revolving Credit Agreement, dated as of April 19, 2024, among the Company, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers.(2)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on May 17, 2024 (File No. 814-01332).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on April 23, 2024 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: August 8, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)