Form 10-Q
period 2024-09-30
Morgan Stanley Direct Lending Fund
filed 2024-11-07
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of November 6, 2024, the Registrant had 88,770,021 shares of common stock, $0.001 par value, outstanding.

MORGAN STANLEY DIRECT LENDING FUND
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
SIGNATURES

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,662,618 and $3,226,776)	$3,640,324	$3,193,561
Cash and cash equivalents (restricted cash of $2,000 and $0)	90,428	69,705
Deferred financing costs	17,499	14,317
Interest and dividend receivable from non-controlled/non-affiliated investments	31,793	28,884
Subscription receivable	—	41
Receivable for investments sold	1,869	173
Prepaid expenses and other assets	11,455	53
Total assets	3,793,368	3,306,734

Liabilities
Debt (net of unamortized debt issuance costs of $7,420 and $5,564)	1,841,565	1,496,032
Payable for investment purchased	7,101	8
Payable to affiliates (Note 3)	173	2,870
Dividends payable	53,537	49,968
Management fees payable	6,825	2,012
Income based incentive fees payable	8,448	11,766
Interest payable	16,284	18,823
Accrued expenses and other liabilities	5,713	4,104
Total liabilities	1,939,646	1,585,583

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (100,000,000 shares authorized; 89,008,972 and 83,278,831 shares issued and outstanding)	89	83
Paid-in capital in excess of par value	1,823,833	1,712,609
Total distributable earnings (loss)	29,800	8,459
Total net assets	$1,853,722	$1,721,151
Total liabilities and net assets	$3,793,368	$3,306,734
Net asset value per share	$20.83	$20.67
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$105,129	$90,977	$298,832	$259,267
Payment-in-kind	2,150	1,141	7,644	2,204
Dividend income	670	564	1,881	1,564
Other income	1,803	1,769	4,684	3,949
Total investment income	109,752	94,451	313,041	266,984

Expenses:
Interest and other financing expenses	33,153	29,686	89,715	84,260
Management fees	9,100	7,754	25,969	22,503
Income based incentive fees	10,128	10,727	33,018	30,246
Professional fees	1,708	1,296	4,612	3,385
Directors’ fees	130	85	404	253
Administrative service fees	138	27	180	141
General and other expenses	120	118	279	483
Total expenses	54,477	49,693	154,177	141,271
Management fees waiver (Note 3)	(2,275)	(5,816)	(7,532)	(16,878)
Incentive fees waiver (Note 3)	(1,680)	—	(4,542)	—
Net expenses	50,522	43,877	142,103	124,393
Net investment income (loss) before taxes	59,230	50,574	170,938	142,591
Excise tax expense	501	—	1,437	—
Net investment income (loss) after taxes	58,729	50,574	169,501	142,591

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(10,965)	5	(16,482)	127
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	5,442	22,829	10,916	30,909
Net realized and unrealized gain (loss)	(5,523)	22,834	(5,566)	31,036
Net increase (decrease) in net assets resulting from operations	$53,206	$73,408	$163,935	$173,627

Net investment income (loss) per share (basic and diluted)	$0.66	$0.70	$1.91	$2.00
Earnings per share (basic and diluted)	$0.60	$1.02	$1.85	$2.43
Weighted average shares outstanding	89,264,686	71,874,113	88,633,994	71,361,910

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net assets at the beginning of period	$1,861,961	$1,440,001	$1,721,151	$1,397,305
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	58,729	50,574	169,501	142,591
Net realized gain (loss)	(10,965)	5	(16,482)	127
Net change in unrealized appreciation (depreciation)	5,442	22,829	10,916	30,909
Net increase in net assets resulting from operations	53,206	73,408	163,935	173,627

Distributions to stockholders from:
Distributable earnings	(53,443)	(43,211)	(142,594)	(119,323)
Total distributions to stockholders	(53,443)	(43,211)	(142,594)	(119,323)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs	—	—	95,847	—
Reinvestment of dividends	—	11,274	23,385	29,863
Repurchase of common Stock	(8,002)	—	(8,002)	—
Net increase (decrease) in net assets resulting from capital transactions	(8,002)	11,274	111,230	29,863
Total increase (decrease) in net assets	(8,239)	41,471	132,571	84,167
Net assets at end of period	$1,853,722	$1,481,472	$1,853,722	$1,481,472
Dividends per share	$0.60	$0.60	$1.60	$1.67

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$163,935	$173,627
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(10,916)	(30,909)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(33)	—
Net realized (gain) loss on investments	16,482	(127)
Net accretion of discount and amortization of premium on investments	(11,901)	(7,283)
Payment-in-kind interest and dividend capitalized	(9,220)	(3,539)
Amortization of deferred financing costs	2,726	2,313
Amortization of debt issuance costs and original issuance discount on unsecured notes	2,692	1,906
Purchases of investments and change in payable for investments purchased	(1,037,967)	(378,239)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	612,161	170,399
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable	(2,909)	(5,267)
(Increase) decrease in prepaid expenses and other assets	(271)	(23,847)
(Decrease) increase in payable to affiliates	(2,697)	(1,384)
(Decrease) increase in management fees payable	4,813	155
(Decrease) increase in incentive fees payable	(3,318)	2,609
(Decrease) increase in interest payable	(2,539)	(8,086)
(Decrease) increase in accrued expenses and other liabilities	1,609	903
Net cash provided by (used in) operating activities	(277,353)	(106,769)
Cash flows from financing activities:
Borrowings on debt	968,835	338,000
Repayments on debt	(633,000)	(145,000)
Deferred financing costs paid	(5,908)	(9,942)
Debt issuance costs paid	(4,097)	—
Dividends paid in cash	(115,640)	(79,307)
Capital call proceeds received in advance	—	7,332
Repurchases of common stock	(8,002)	—
Proceeds from issuance of common stock, net of underwriting & offering costs	95,888	2,556
Net cash provided by (used in) financing activities	298,076	113,639
Net increase (decrease) in cash, cash equivalents and restricted cash	20,723	6,870
Cash, cash equivalents and restricted cash, beginning of period	69,705	81,215
Cash, cash equivalents and restricted cash, end of period	$90,428	$88,085

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$1,516	$361
Interest expense paid	$86,869	$88,128
Reinvestment of dividends	$23,385	$29,863
Dividends payable	$53,537	$43,211
Non-cash purchases of investments	$(24,930)	$—
Non-cash sales of investments	$24,930	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.70%	12/22/2026	3,398	$3,349	$3,380	0.18%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	4,204	4,200	4,204	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	—	(1)	—	—
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	10.25%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	17,908	17,820	16,629	0.90
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	18,032	17,846	16,745	0.90
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	11.00%	4/22/2027	1,851	1,843	1,719	0.09
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	34,454	33,988	34,226	1.85
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	4,215	4,150	4,140	0.22
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.86%	8/20/2027	—	(21)	(25)	—
								83,173	81,018	4.37
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.52%	6/11/2027	14,154	13,981	14,154	0.76
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	1,643	1,605	1,607	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	151	147	147	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	11.10%	12/29/2028	20	13	13	—
								15,746	15,921	0.86
Automobile Components
Continental Battery Company	(6) (8) (14)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.75%	1/20/2027	6,406	6,342	4,783	0.26
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	12.90%	10/28/2028	26,972	26,522	24,041	1.30
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	6,625	6,476	6,620	0.36
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	666	634	664	0.04
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	11.56%	11/1/2028	208	190	207	0.01
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	45,665	45,189	45,382	2.45
Sonny's Enterprises, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	113	103	104	0.01
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.85%	6/29/2028	23,230	23,017	22,951	1.24
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	6/29/2028	6,427	6,299	6,236	0.34
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	6/29/2027	—	(6)	(11)	—
								114,766	110,977	5.99
Automobiles
ARI Network Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	20,666	20,492	20,575	1.11
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	3,566	3,536	3,550	0.19
ARI Network Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	1,380	1,372	1,366	0.07

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	6,380	$6,263	$6,286	0.34%
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	1,165	1,121	1,111	0.06
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	154	136	139	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	26,470	26,209	26,209	1.41
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	—	(35)	(35)	—
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	8/28/2026	368	360	360	0.02
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	37,267	37,045	35,641	1.92
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.75%	12/2/2025	37,450	37,180	35,816	1.93
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	2,936	2,909	2,911	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	713	626	587	0.03
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	14	13	13	—
								137,227	134,529	7.26
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	26,891	26,761	26,892	1.45
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	798	760	798	0.04
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	—	(14)	—	—
								27,507	27,690	1.49
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.60%	4/23/2027	13,653	13,653	13,653	0.74
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.60%	4/23/2026	—	—	—	—
								13,653	13,653	0.74
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	15,594	15,373	15,297	0.83
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	332	322	324	0.02
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	567	557	551	0.03
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.96%	12/22/2027	4,817	4,755	4,505	0.24
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.96%	12/22/2025	513	508	469	0.03
								21,515	21,146	1.14
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.23%	12/23/2026	16,973	16,834	16,972	0.92
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.75%	10.23%	12/23/2026	5,446	5,412	5,445	0.29
Apryse Software Corp.	(6) (7) (8) (11)	First Lien Debt	S +	5.00%	10.25%	7/15/2027	39,455	39,077	39,313	2.12
Atlas Us Finco, Inc.	(6) (8) (11)	First Lien Debt	S +	5.75%	11.03%	12/9/2029	8,993	8,818	8,993	0.49
Atlas Us Finco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.75%	11.03%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.60%	7/29/2029	11,559	10,956	10,574	0.57
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	5,034	4,986	4,991	0.27

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	$(22)	$(39)	—%
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(12)	(10)	—
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	9,882	9,784	9,784	0.53
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	—	(12)	(12)	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	824	807	807	0.04
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	1,817	1,796	1,803	0.10
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.20%	11/23/2028	10,383	10,214	10,216	0.55
Encore Holdings, LLC	(6) (16)	First Lien Debt	P +	4.00%	12.00%	11/23/2027	—	(5)	(4)	—
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	468	463	461	0.02
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	36	32	29	—
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.95%	4/7/2028	—	(3)	(3)	—
FLS Holding, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	18,881	18,626	17,378	0.94
FLS Holding, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	10.31%	12/15/2028	4,427	4,365	4,075	0.22
FLS Holding, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	5.25%	10.31%	12/17/2027	901	882	758	0.04
Ground Penetrating Radar Systems, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.83%	4/2/2031	20,512	20,219	20,337	1.10
Ground Penetrating Radar Systems, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.83%	4/2/2031	—	(54)	(66)	—
Ground Penetrating Radar Systems, LLC	(6) (16)	First Lien Debt	P +	4.75%	12.75%	4/2/2031	391	354	369	0.02
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	6,807	6,683	6,799	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	10,449	10,199	10,401	0.56
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.87%	3/19/2027	258	236	256	0.01
Hercules Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.95%	12/15/2026	479	456	451	0.02
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	13,587	13,455	13,587	0.73
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	563	547	563	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.85%	6/28/2030	—	(21)	—	—
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	6,955	6,783	6,902	0.37
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.50%	10/2/2030	656	636	648	0.03
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	11.50%	10/2/2029	—	(23)	(8)	—
PDFTron Systems, Inc.	(6) (7) (8) (11) (16)	First Lien Debt	S +	5.00%	10.25%	7/15/2026	5,133	5,078	5,106	0.28
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	3,859	3,807	3,859	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	191	188	191	0.01
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	5.00%	9.99%	12/20/2028	—	(3)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	26,325	26,325	26,325	1.42
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	635	581	635	0.03
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.10%	5/24/2030	456	421	456	0.02
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	3,182	3,150	3,150	0.17
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(7)	(7)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	10.11%	09/18/2031	—		$(3)	$(3)	—%
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.45%	12/8/2028	10,866		10,719	10,866	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.45%	12/8/2027	—		(14)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	5,406		5,273	5,385	0.29
Surewerx Purchaser III, Inc.	(6) (9) (11)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	C$	256	186	189	0.01
Surewerx Purchaser III, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.25%	9.85%	12/28/2029	—		(17)	(4)	—
Surewerx Purchaser III, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.25%	9.85%	12/28/2028	648		625	644	0.03
Sweep Midco, LLC	(6) (13)	Second Lien Debt				3/12/2036	4,872		—	—	—
Sweep Midco, LLC	(6) (13)	Second Lien Debt				3/12/2034	1,674		836	837	0.05
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75% PIK	10.80%	6/30/2027	5,985		5,985	5,985	0.32
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.80%	6/30/2027	3,171		3,171	3,171	0.17
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.80%	6/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	7,037		6,951	7,036	0.38
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	597		584	597	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.83%	3/13/2028	—		(10)	—	—
Transit Technologies, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	7,955		7,876	7,876	0.42
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	—		(14)	(14)	—
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.71%	8/20/2030	—		(17)	(17)	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.85%	6/23/2031	8,910		8,780	8,910	0.48
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.85%	6/23/2031	50		13	50	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.85%	6/21/2030	—		(14)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.79%	4/13/2027	13,673		13,559	12,373	0.67
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.79%	4/13/2027	1,930		1,919	1,746	0.09
US Infra Svcs Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.79%	4/13/2027	1,350		1,339	1,136	0.06
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	7,789		7,711	7,711	0.42
Vensure Employer Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	—		(11)	(11)	—
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	72,443		71,857	72,443	3.91
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	403		397	403	0.02
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.88%	6/29/2027	—		(11)	—	—
									379,674	378,794	20.43
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	13,011		12,767	12,879	0.69

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	$(36)	$(20)	—%
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.85%	10/19/2028	33,604	33,166	29,700	1.60
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.85%	10/19/2028	7,695	7,587	6,801	0.37
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	4,100	3,998	4,100	0.22
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.48%	2/1/2030	1,678	1,629	1,678	0.09
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	10.48%	2/1/2029	—	(15)	—	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	20,048	19,948	19,948	1.08
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(16)	(16)	—
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(14)	(14)	—
								79,014	75,056	4.05
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	22,452	22,254	22,452	1.21
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(35)	—	—
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(21)	—	—
								22,198	22,452	1.21
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.69%	12/11/2028	17,030	16,800	15,792	0.85
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.20%	10/13/2028	26,745	26,397	26,745	1.44
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.20%	10/13/2028	98	93	98	0.01
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.20%	10/15/2027	720	692	720	0.04
								43,982	43,355	2.34
Distributors
48Forty Solutions, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	17,587	17,382	15,476	0.83
48Forty Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.30%	11/30/2026	2,253	2,228	1,927	0.10
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	12.31%	2/23/2028	17,008	16,732	15,254	0.82
Avalara, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	10,402	10,215	10,402	0.56
Avalara, Inc.	(6) (9) (16)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	—	(17)	—	—
Bradyifs Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	7,388	7,257	7,388	0.40
Bradyifs Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	583	570	583	0.03
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	41,409	41,040	41,339	2.23
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.60%	4/9/2030	—	(4)	(5)	—
								95,403	92,364	4.98
Diversified Consumer Services
Any Hour, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	23,664	23,325	23,293	1.26
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	670	616	561	0.03

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	1,108	$1,059	$1,054	0.06%
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	6,166	6,052	6,070	0.33
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	37,008	36,413	36,838	1.99
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2030	8,811	8,650	8,770	0.47
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.69%	10/24/2029	1,592	1,547	1,578	0.09
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	20,741	20,501	20,741	1.12
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	3,630	3,579	3,630	0.20
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.85%	10/19/2027	—	(21)	—	—
Eclipse Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	4,244	4,202	4,202	0.23
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(4)	(4)	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(4)	(4)	—
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	17,245	17,077	17,151	0.93
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	—	(23)	(26)	—
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.29%	6/17/2030	—	(28)	(16)	—
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	20,480	20,096	20,480	1.10
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(54)	—	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(64)	—	—
FPG Intermediate Holdco, LLC	(6) (8) (14)	First Lien Debt	S +	6.75% (incl. 4.00% PIK)	11.25%	3/5/2027	429	424	366	0.02
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	10.45%	12/15/2026	1,931	1,923	1,809	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	8,123	8,026	8,123	0.44
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	11.10%	3/1/2028	535	528	535	0.03
LUV Car Wash Group, LLC	(6) (8)	First Lien Debt	S +	7.00%	12.31%	12/9/2026	889	885	889	0.05
Magnolia Wash Holdings	(6)(8)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	3,263	3,217	3,004	0.16
Magnolia Wash Holdings	(6)(8)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	693	683	638	0.03
Magnolia Wash Holdings	(6)(8)(16)	First Lien Debt	S +	6.50%	11.83%	7/14/2028	87	85	75	—
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	8,728	8,646	8,694	0.47
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.54%	2/24/2031	—	(11)	(5)	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	1,765	1,725	1,745	0.09
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	3,375	3,298	3,336	0.18
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.49%	11/8/2030	66	56	60	—
								172,404	173,587	9.36
Electronic Equipment, Instruments & Components

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	5,991	$5,911	$4,564	0.25%
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	11.44%	7/6/2028	401	396	306	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	10,445	10,308	10,395	0.56
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	2,007	1,957	1,980	0.11
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.45%	7/21/2027	—	(11)	(4)	—
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	11.64%	3/2/2028	12,267	12,000	12,267	0.66
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.84%	3/2/2029	25,500	25,452	21,208	1.14
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	15,299	15,043	15,215	0.82
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2030	—	(25)	(17)	—
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.50% (incl. 2.65% PIK)	10.60%	12/5/2029	—	(40)	(14)	—
								70,991	65,900	3.56
Energy Equipment & Services
QBS Parent, Inc.	(6)	Second Lien Debt	S +	8.50%	13.45%	9/21/2026	15,000	14,888	15,000	0.81
Financial Services
Applitools, Inc.	(6) (9) (11)	First Lien Debt	S +	6.25% PIK	10.85%	5/25/2029	3,915	3,875	3,873	0.21
Applitools, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	6.25%	11.58%	5/25/2028	—	(5)	(4)	—
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	4,719	4,605	4,719	0.25
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	6,664	6,498	6,664	0.36
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.31%	7/30/2029	—	(2)	—	—
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	2,284	2,246	2,270	0.12
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	2,166	2,046	2,128	0.11
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.20%	8/10/2029	—	(5)	(2)	—
MAI Capital Management Intermediate, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	4,632	4,586	4,586	0.25
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(14)	(14)	—
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(10)	(10)	—
RFS Opco, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.60%	4/4/2031	14,500	14,362	14,367	0.78
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	4.00%	8.60%	4/4/2029	—	(5)	(5)	—
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	10.20%	12/22/2027	3,871	3,853	3,853	0.21
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	10.20%	12/22/2027	3,346	3,325	3,343	0.18
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	4,286	4,225	4,286	0.23
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	536	525	536	0.03
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.35%	2/16/2029	—	(3)	—	—
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	33,830	33,255	33,174	1.79
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.35%	7/25/2029	837	790	780	0.04

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								$84,147	$84,544	4.56%
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 0.75% PIK)	11.95%	10/5/2026	41,683	41,116	41,074	2.22
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 0.75% PIK)	11.95%	10/5/2026	5,862	5,802	5,777	0.31
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (15)	Other Debt		16.25% PIK	16.25%	6/18/2026	1,500	1,500	759	0.04
Nellson Nutraceutical, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	11.23%	12/23/2025	18,320	18,222	18,320	0.99
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	7.25% (incl. 1.00% PIK)	11.65%	12/18/2025	10,817	10,757	10,436	0.56
								77,397	76,366	4.12
Ground Transportation
SV Newco 2, Inc.	(6) (9) (11)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	22,910	22,578	22,600	1.22
SV Newco 2, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(102)	(193)	(0.01)
SV Newco 2, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(123)	(116)	(0.01)
								22,353	22,291	1.20
Health Care Equipment & Supplies
Performance Health & Wellness	(6) (7) (8)	First Lien Debt	S +	5.75%	11.11%	7/12/2027	9,398	9,296	9,397	0.51
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.92%	3/13/2029	4,352	4,250	4,303	0.23
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	1,862	1,829	1,851	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(4)	(3)	—
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(6)	(2)	—
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	5,611	5,511	5,593	0.30
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(10)	(4)	—
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.87%	12/3/2029	—	(15)	(3)	—
								20,851	21,132	1.14
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (10)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	451	441	446	0.02
Advarra Holdings, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	9.35%	9/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	20,337	20,063	20,109	1.08
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	1,787	1,751	1,767	0.10
Gateway US Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	744	741	744	0.04
Gateway US Holdings, Inc.	(6) (9) (11)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	210	209	210	0.01
Gateway US Holdings, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.50%	10.25%	9/22/2026	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	1,833	1,824	1,833	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	4,102	4,054	4,090	0.22

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	4,150	$4,132	$4,150	0.22%
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,595	1,576	1,591	0.09
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.70%	12/10/2026	—	(2)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	7,081	6,993	7,081	0.38
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	—	—	—	—
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	14	13	14	—
Imagine 360, LLC	(6)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	12,188	12,067	12,067	0.65
Imagine 360, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(8)	(8)	—
Imagine 360, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(11)	(11)	—
Intelerad Medical Systems Incorporated	(6) (8) (11)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	491	483	471	0.03
Intelerad Medical Systems Incorporated	(6) (8) (11)	First Lien Debt	S +	6.50%	11.90%	8/21/2026	34	33	33	—
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	4,050	4,011	4,026	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(8)	(10)	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(6)	(4)	—
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	12,019	11,875	11,981	0.65
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	19,978	19,575	19,698	1.06
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.50%	11.20%	12/17/2027	934	886	894	0.05
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.25%	10.85%	6/1/2030	6,695	6,579	6,695	0.36
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25%	10.85%	6/1/2029	—	(12)	—	—
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	4,346	4,204	4,325	0.23
PPV Intermediate Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	9,412	9,305	9,412	0.51
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	11.02%	9/1/2027	8,912	8,813	8,763	0.47
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	11.02%	9/1/2027	2,773	2,726	2,704	0.15
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	4,266	4,222	4,266	0.23
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.60%	1/2/2029	1,082	1,062	1,069	0.06
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.60%	12/30/2026	—	(4)	—	—
Suveto	(6) (9)	First Lien Debt	S +	4.25%	9.20%	9/9/2027	11,746	11,677	11,596	0.63
Suveto	(6) (9) (16)	First Lien Debt	S +	4.25%	9.20%	9/9/2027	697	686	680	0.04
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.85%	6/28/2029	8,633	8,592	8,592	0.46
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	5,667	5,667	5,667	0.31
Vardiman Black Holdings, LLC	(6) (10) (14) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.94%	3/18/2027	562	546	562	0.03
								154,755	155,503	8.39

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	6.00%	10.85%	9/19/2030	39,358	$38,829	$39,359	2.12%
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00%	10.85%	09/19/2029	—	(23)	—	—
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.15%	02/03/2026	11,813	11,714	11,813	0.64
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.15%	02/03/2026	9,834	9,745	9,834	0.53
								60,265	61,006	3.29
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	11,133	11,032	11,062	0.60
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	27	19	19	—
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	—	(9)	(6)	—
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	1,298	1,278	1,278	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	8.60%	8/13/2029	€238	242	261	0.01
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	8/13/2029	—	(14)	(29)	—
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	8/14/2028	—	(2)	(2)	—
Raptor Merger Sub Debt, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	10.10%	4/1/2029	31,988	31,252	31,988	1.73
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.10%	4/1/2029	488	432	488	0.03
								44,230	45,059	2.43
Insurance Services
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	2,870	2,827	2,870	0.15
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	818	811	817	0.04
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2028	—	(6)	—	—
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,010	1,973	1,980	0.11
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	42,208	41,727	42,031	2.27
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.92%	10/29/2030	9,180	9,076	9,141	0.49
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.92%	10/29/2029	—	(63)	(28)	—
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	30,515	30,124	30,124	1.63
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	1,554	1,531	1,501	0.08
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	581	554	541	0.03
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	23,721	23,535	23,534	1.27
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	1,387	1,345	1,342	0.07
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	9,814	9,700	9,814	0.53
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	39,415	38,866	39,366	2.12
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	4/16/2027	—	(18)	—	—
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	4,426	4,348	4,385	0.24
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	3,961	3,868	3,901	0.21
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	—	(48)	(48)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.00%	11/30/2029	—	$(21)	$(15)	—%
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	44,566	44,566	44,566	2.40
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (9) (14)	First Lien Debt	S +	7.00% (incl. 6.00% PIK)	11.54%	9/8/2027	5,342	5,283	4,537	0.24
Majesco	(6) (7) (8)	First Lien Debt	S +	4.75%	9.35%	9/21/2028	33,643	33,135	33,643	1.81
Majesco	(6) (8) (16)	First Lien Debt	S +	4.75%	9.35%	9/21/2027	—	(16)	—	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.75%	10/16/2028	61,882	61,068	61,882	3.34
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.75%	10/16/2028	748	696	748	0.04
Peter C. Foy & Associates Insurance Services, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	20,050	19,897	20,050	1.08
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	8,243	8,173	8,229	0.44
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.35%	11/1/2027	—	(4)	—	—
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	32,212	31,848	32,184	1.74
RSC Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	3,732	3,708	3,730	0.20
Summit Acquisition, Inc.	(6) (7) (9)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	7,297	7,109	7,297	0.39
Summit Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	—	(20)	—	—
Summit Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	6.50%	11.10%	5/1/2029	—	(19)	—	—
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	66,840	65,592	66,524	3.59
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	—	(8)	(24)	—
								451,137	454,622	24.52
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.66%	10/30/2026	23,554	23,312	23,351	1.26
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	10.66%	10/30/2026	4,533	4,499	4,490	0.24
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.00%	9.10%	10/30/2026	151	133	129	0.01
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	31,805	31,574	30,361	1.64
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	12,830	12,799	12,247	0.66
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.06%	12/9/2026	4,036	4,007	3,853	0.21
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.71%	5/5/2028	27,090	26,771	25,608	1.38
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.71%	5/5/2028	1,533	1,492	1,315	0.07
								104,587	101,354	5.47
IT Services
Atlas Purchaser, Inc.	(7) (9)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.47%	5/5/2028	2,467	2,467	1,974	0.11
Atlas Purchaser, Inc.	(7) (9)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.47%	5/5/2028	5,727	5,728	3,436	0.19
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	39,055	38,528	37,782	2.04
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	8,787	8,679	8,501	0.46

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.25%	8/4/2027	1,460	$1,409	$1,321	0.07%
Donuts, Inc.	(6) (8)	First Lien Debt	S +	5.25%	10.35%	12/29/2027	24,663	24,465	24,542	1.32
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	30,393	29,972	29,989	1.62
GI DI Cornfield Acquisition, LLC	(6) (16)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	—	(107)	(208)	(0.01)
Help/Systems Holdings, Inc.	(9)	Second Lien Debt	S +	6.75%	11.70%	11/19/2027	17,500	17,500	14,700	0.79
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	12.15%	3/2/2029	2,607	2,594	2,607	0.14
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	6.00%	11.46%	8/12/2026	40,320	40,022	40,320	2.18
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	11.46%	8/12/2026	—	(25)	—	—
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	10,747	10,662	10,747	0.58
Redwood Services Group, LLC	(6) (9) (16)	First Lien Debt	S +	6.25%	10.95%	6/15/2029	6,374	6,273	6,344	0.34
Ridge Trail US Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	23,976	23,617	23,617	1.27
Ridge Trail US Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	—	(62)	(62)	—
Ridge Trail US Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	4.75%	9.35%	3/31/2031	413	372	372	0.02
Syntax Systems, Ltd.	(6) (9) (11)	First Lien Debt	S +	5.00%	9.96%	10/29/2028	37,484	37,244	37,271	2.01
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.75%	1/22/2027	22,760	22,525	22,574	1.22
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.75%	1/22/2027	16,783	16,622	16,629	0.90
Thrive Buyer, Inc. (Thrive Networks)	(6) (16)	First Lien Debt	P +	6.00%	14.00%	1/22/2027	1,321	1,305	1,303	0.07
UpStack, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	9,750	9,654	9,654	0.52
UpStack, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	—	(18)	(18)	—
UpStack, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	10.10%	8/25/2031	—	(15)	(15)	—
Victors Purchaser, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	5,094	5,044	5,044	0.27
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(6)	(6)	—
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(7)	(7)	—
								304,442	298,411	16.10
Life Sciences Tools & Services
Model N, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	11,964	11,848	11,964	0.65
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(16)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(17)	—	—
								11,815	11,964	0.65
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	13,428	13,274	13,306	0.72
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.50%	12/30/2026	—	(12)	(11)	—
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	4,314	4,210	4,262	0.23
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	5.25%	9.90%	10/30/2028	—	(8)	—	—
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	11,731	11,600	11,725	0.63
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	3,645	3,605	3,643	0.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	11.45%	7/21/2027	—	$(23)	$(2)	—%
								32,646	32,923	1.78
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	7,442	7,217	7,436	0.40
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(17)	(3)	—
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(14)	(1)	—
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	11,199	11,090	11,090	0.60
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	548	529	529	0.03
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	—	(12)	(12)	—
								18,793	19,039	1.03
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	10,954	10,785	10,342	0.56
Caerus US 1, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	707	690	618	0.03
Caerus US 1, Inc.	(6) (9) (11) (16)	First Lien Debt	S +	5.00%	9.60%	5/25/2029	549	532	483	0.03
								12,007	11,443	0.62
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (8)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	9,130	9,033	8,760	0.47
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (16)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	—	(13)	(57)	—
Ascend Partner Services, LLC	(6)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	4,899	4,851	4,851	0.26
Ascend Partner Services, LLC	(6) (16)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(41)	(41)	—
Ascend Partner Services, LLC	(6) (16)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(16)	(16)	—
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	17,099	16,679	16,872	0.91
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.60%	12/31/2027	14,735	14,297	14,524	0.78
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	15,407	15,309	15,407	0.83
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	1,919	1,908	1,919	0.10
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	—	(5)	—	—
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.32%	10/1/2027	24,321	24,006	24,321	1.31
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.32%	10/1/2027	12,126	11,926	12,126	0.65
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	13,973	13,905	13,905	0.75
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	—	(10)	(10)	—
GPS Merger Sub, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	4,890	4,804	4,853	0.26
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(11)	(10)	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.85%	10/2/2029	—	(17)	(8)	—
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	3,197	3,128	3,184	0.17
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	1,088	1,040	1,068	0.06
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.85%	8/1/2029	—	(18)	(4)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(6) (8) (15)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	5,299	$5,224	$4,553	0.25%
KWOR Acquisition, Inc.	(6) (8) (15)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	1,292	1,272	1,110	0.06
KWOR Acquisition, Inc.	(6) (8) (15)	First Lien Debt	P +	4.25%	12.25%	12/22/2027	122	121	105	0.01
Project Boost Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.31%	5/2/2029	5,625	5,585	5,625	0.30
Project Boost Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.31%	5/2/2028	105	102	105	0.01
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	16,450	16,213	16,230	0.88
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	695	682	685	0.04
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	10.37%	5/6/2030	—	(25)	(24)	—
								149,929	150,033	8.09
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	10,921	10,911	10,903	0.59
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	(1)	(1)	—
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	(1)	(1)	—
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	58,802	58,473	58,637	3.16
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	86	86	86	—
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	—	(9)	(6)	—
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.01%	10/13/2027	25,080	24,793	24,692	1.33
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	11.01%	10/13/2027	5,997	5,925	5,904	0.32
Zarya Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	35,231	35,231	35,108	1.89
Zarya Intermediate, LLC	(6) (8) (11) (16)	First Lien Debt	S +	6.50%	11.56%	7/1/2027	—	—	(13)	—
								135,408	135,309	7.30
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.05%	4/12/2027	19,751	19,561	19,460	1.05
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.05%	4/12/2027	—	(33)	(60)	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	5.25%	9.85%	6/21/2029	33,040	32,600	32,782	1.77
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	20,059	19,987	20,060	1.08
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.35%	3/9/2028	361	333	361	0.02
Appfire Technologies, LLC	(6) (16)	First Lien Debt	P +	3.75%	11.75%	3/9/2028	—	(1)	—	—
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.50%	9.10%	7/1/2031	31,700	31,388	31,700	1.71
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	9.10%	7/1/2031	—	(38)	—	—
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	9.10%	7/1/2030	—	(54)	—	—
AuditBoard	(6)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	22,200	21,983	21,983	1.19
AuditBoard	(6) (16)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(51)	(51)	—
AuditBoard	(6) (16)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(41)	(41)	—
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.17%	5/14/2029	3,665	3,610	3,662	0.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.17%	5/15/2028	—	$(3)	$—	—%
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.46%	6/9/2027	39,798	39,593	39,798	2.15
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.46%	6/9/2027	—	(56)	—	—
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	2,258	2,211	2,238	0.12
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.75%	2/27/2030	—	(10)	(10)	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.75%	2/27/2029	—	(15)	(8)	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	5,798	5,682	5,766	0.31
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.35%	6/28/2029	—	(7)	(2)	—
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	28,138	27,937	28,039	1.51
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(29)	(14)	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(19)	(10)	—
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	19,505	19,104	19,380	1.05
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	11.49%	8/29/2029	—	(33)	(10)	—
Everbridge Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	39,380	39,188	39,188	2.11
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	4,373	4,336	4,336	0.23
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	—	(22)	(22)	—
Formstack Acquisition Co	(6) (8)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	10,917	10,764	10,819	0.58
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	1,096	1,058	1,056	0.06
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(30)	(20)	—
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	10,860	10,566	10,860	0.59
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	4,650	4,482	4,650	0.25
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	13.46%	11/27/2029	—	(16)	—	—
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	12,832	12,716	12,832	0.69
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	6,945	6,876	6,870	0.37
Granicus, Inc.	(6) (16)	First Lien Debt	P +	4.25%	12.25%	1/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	74,743	74,349	74,743	4.03
GS AcquisitionCo, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	—	—	—	—
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	320	306	320	0.02
Hootsuite Inc.	(6) (11)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	22,444	22,122	22,134	1.19
Hootsuite Inc.	(6) (11) (16)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	—	(35)	(35)	—
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	5,323	5,225	5,212	0.28
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	—	(9)	(11)	—
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	14,364	14,208	14,364	0.77

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	220	$215	$220	0.01%
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.75%	6/25/2029	216	208	216	0.01
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	26,367	25,976	26,367	1.42
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.60%	6/24/2029	697	687	697	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.60%	6/24/2028	1,333	1,282	1,333	0.07
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	9,091	8,828	8,828	0.48
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	—	(26)	(26)	—
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.85%	7/22/2029	8,533	8,471	8,533	0.46
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.00%	12.00%	7/22/2028	139	133	139	0.01
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	14,483	14,267	14,267	0.77
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	—	(45)	(45)	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	6,919	6,868	6,912	0.37
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.56%	6/11/2029	—	(3)	—	—
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	3,336	3,307	3,300	0.18
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	1,861	1,841	1,830	0.10
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.75%	4/28/2028	—	(2)	(4)	—
Pound Bidco, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	21,398	21,216	21,341	1.15
Pound Bidco, Inc.	(6) (8) (11) (16)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	333	333	327	0.02
Pound Bidco, Inc.	(6) (7) (8) (11) (16)	First Lien Debt	S +	6.00%	11.35%	2/1/2027	150	141	147	0.01
Project Leopard Holdings, Inc.	(10) (11)	First Lien Debt	S +	5.25%	10.60%	7/20/2029	6,170	5,842	5,516	0.30
Reorganized Mobileum Acquisition Co, LLC	(6)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.95%	11/9/2029	184	184	184	0.01
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	19,307	19,249	18,130	0.98
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.50%	4/15/2027	39	39	35	—
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	5,694	5,595	5,628	0.30
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	4,197	4,109	4,134	0.22
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.12%	12/7/2028	—	(16)	(11)	—
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	21,010	20,768	19,027	1.03
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00%	12.32%	4/5/2028	85	47	(272)	(0.01)
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.50%	2/19/2027	8,891	8,845	8,822	0.48
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.50%	2/19/2026	—	(3)	(7)	—
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.25%	4/5/2029	38,689	38,121	38,689	2.09
								626,144	626,576	33.80
Wireless Telecommunication Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Mobile Communications America, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	5,910	$5,832	$5,910	0.32%
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	258	244	258	0.01
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	10.26%	10/16/2029	—	(12)	—	—
								6,064	6,168	0.33
Total Debt Investments								$3,609,111	$3,585,185	193.40%

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (12) (13)	Common Equity		4/22/2021	6,538	$654	$515	0.03%
						654	515	0.03
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (12) (13)	Common Equity		6/29/2021	8,500	850	1,394	0.08
						850	1,394	0.08
Commercial Services & Supplies
Encore Holdings, LLC	(6) (12) (13)	Common Equity		11/23/2021	3,013	396	1,077	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (12) (13)	Common Equity		12/20/2021	1,000,000	1,000	1,350	0.07
Surewerx Topco, LP	(6) (11) (12) (13)	Common Equity		12/28/2022	512	512	679	0.04
						1,908	3,106	0.17
Containers & Packaging
BP Purchaser, LLC	(6) (12) (13)	Common Equity		12/10/2021	1,383,156	1,379	738	0.04
BP Purchaser, LLC Rights	(6) (12) (13)	Common Equity		3/12/2024	1,666,989	75	83	0.00
FORTIS Solutions Group, LLC	(6) (12)	Preferred Equity	12.25%	6/24/2022	1,000,000	1,295	980	0.05
						2,749	1,801	0.10
Diversified Consumer Services
LUV Car Wash	(6) (12) (13)	Common Equity		4/6/2022	123	123	81	0.00
Eclipse Topco, Inc.	(6) (12)	Preferred Equity	12.50% PIK	9/5/2024	120	1,175	1,175	0.06
						1,298	1,256	0.07
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (12) (13)	Common Equity		3/22/2021	17,543	2,013	1,367	0.07
						2,013	1,367	0.07
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (12) (13)	Common Equity		12/17/2021	165,761	1,220	1,338	0.07
SDB Holdco, LLC	(6) (12) (13)	Common Equity		3/29/2024	5,460,555	—	—	0.00

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Suveto Buyer, LLC	(6) (11) (12) (13)	Common Equity			11/19/2021	19,257	$1,926	$1,859	0.10%
Vardiman Black Holdings, LLC	(6) (12)	Preferred Equity		6.00% PIK	3/29/2024	2,649,446	1,768	1,166	0.06
							4,914	4,363	0.24
Insurance Services
Amerilife Holdings, LLC	(6) (12) (13)	Common Equity			9/1/2022	908	25	47	0.00
Frisbee Holdings, LP (Fetch)	(6) (12) (13)	Common Equity			10/31/2022	21,744	277	307	0.02
Integrity Marketing Acquisition, LLC	(6) (12)	Preferred Equity		10.50%	12/21/2021	3,250,000	4,285	4,193	0.23
							4,587	4,547	0.25
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (12) (13)	Common Equity			3/1/2021	162,309	421	841	0.05
Help HP SCF Investor, LP (Help/Systems)	(11) (12) (13)	Common Equity			5/12/2021	9,619,564	12,460	15,584	0.84
Recovery Point Systems, Inc.	(6) (12) (13)	Common Equity			3/5/2021	1,000,000	1,000	570	0.03
							13,881	16,995	0.92
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (12) (13)	Common Equity			2/9/2024	67,388	2,981	1,368	0.07
Verdantas, LLC	(6) (12) (13)	Common Equity			5/3/2024	4,780	5	6	0.00
Verdantas, LLC	(6) (12)	Preferred Equity		10.00%	5/3/2024	473,220	473	563	0.03
							3,459	1,937	0.10
Real Estate Management & Development
Pritchard Industries, LLC	(6) (12) (13)	Common Equity			10/13/2021	1,882,739	1,938	1,676	0.09
							1,938	1,676	0.09
Software
Diligent Corporation	(6) (12)	Preferred Equity		10.50%	4/5/2021	5,000	6,674	7,105	0.38
Fullsteam Operations, LLC	(6) (12) (13)	Common Equity			11/27/2023	2,966	100	161	0.01
Knockout Intermediate Holdings I, Inc.	(6) (12)	Preferred Equity		11.75%	6/25/2022	2,790	3,465	3,624	0.20
Reorganized Mobileum Grandparent, LLC	(6) (12) (13)	Common Equity			9/12/2024	25,375	—	—	0.00
Revalize, Inc.	(6) (12)	Preferred Equity	S +	10.00%	12/14/2021	2,255	3,073	3,127	0.17
Reveal Data Solutions	(6) (12) (13)	Common Equity			8/29/2023	477,846	621	769	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (12)	Preferred Equity	S +	10.50%	7/7/2022	1,012,200	1,323	1,396	0.08
							15,256	16,182	0.87
Total Equity Investments							$53,507	$55,139	2.97%
Total Portfolio Investments							$3,662,618	$3,640,324	196.38%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							$9,139	$9,139	0.49%
Cash							81,289	81,289	4.39

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Cash and Cash Equivalents						$90,428	$90,428	4.88%
Total Portfolio Investments, Cash and Cash Equivalents						$3,753,046	$3,730,752	201.26%

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	$350,000	$11,131	$—	$11,131

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.28%, 1-month S at 4.85%, 3-month S at 4.59%, 6-month S at 4.25% and the P at 8.00%.

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
(11)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 7.51% of total assets as calculated in accordance with regulatory requirements.

(12)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $55,139 or 2.97% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)	Non-income producing security.
(14)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(15)	Investment was on non-accrual status as of September 30, 2024.
(16) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2024:

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2026	$461	$(55)
ARI Network Services, Inc.	Revolver	8/28/2026	1,841	(8)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	837	(1)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	2,000	(2)
AWP Group Holdings, Inc.	Revolver	12/23/2030	790	(1)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	1,400	(57)
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/13/2026	41	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Alert Media, Inc.	Revolver	4/12/2027	$3,043	$(60)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	1,776	—
Amerilife Holdings, LLC	Revolver	8/31/2028	437	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,249	(11)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	6,255	(98)
Any Hour, LLC	Revolver	5/23/2030	2,355	(37)
Apex Service Partners, LLC	Revolver	10/24/2029	1,320	(6)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	670	—
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	4,005	—
Appfire Technologies, LLC	Revolver	3/9/2028	167	—
Applitools, Inc.	Revolver	5/25/2028	433	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	1,341	(9)
Aptean, Inc.	Revolver	1/30/2031	984	(6)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(20)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	7/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	8,418	(41)
Ascend Partner Services, LLC	Revolver	8/11/2031	1,684	(16)
Assembly Intermediate, LLC	Delayed Draw Term Loan	10/19/2025	1,556	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	846	(1)
Associations, Inc.	Revolver	7/3/2028	678	(1)
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
AuditBoard	Delayed Draw Term Loan	7/12/2026	10,571	(51)
AuditBoard	Revolver	7/12/2031	4,229	(41)
Avalara, Inc.	Revolver	10/19/2028	1,040	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	234	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	2,173	(17)
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	386	—
Bullhorn, Inc.	Revolver	10/1/2029	717	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	2,543	(37)
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	(13)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,471	(12)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	824	(8)
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	893	(50)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	Revolver	5/25/2029	$622	$(35)
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(91)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	2,062	—
Cerity Partners, LLC	Revolver	7/30/2029	236	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	6,276	(31)
Chase Intermediate, LLC	Revolver	10/30/2028	530	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	4,395	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	4,000	(10)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,577	(39)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,220	(10)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	1,085	(10)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(8)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	(2)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	4,118	(14)
Diligent Corporation	Revolver	8/2/2030	2,745	(10)
Drivecentric Holdings, LLC	Revolver	8/15/2031	3,529	(35)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	12/22/2025	2,954	(19)
Dwyer Instruments, Inc.	Revolver	7/21/2027	1,014	(4)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	1,618	(10)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	5,881	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	3,528	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	719	(3)
Eclipse Buyer, Inc.	Revolver	9/6/2031	365	(4)
Encore Holdings, LLC	Delayed Draw Term Loan	3/28/2026	1,926	(31)
Encore Holdings, LLC	Revolver	11/23/2027	539	(4)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	636	(7)
Energy Labs Holdings Corp.	Revolver	4/7/2028	222	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	4,773	(26)
Essential Services Holding Corporation	Revolver	6/17/2030	2,983	(16)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	6,783	(23)
Everbridge Holdings, LLC	Revolver	7/2/2031	4,463	(21)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	44	(1)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	2,000	(28)
Excelitas Technologies Corp.	Revolver	8/14/2028	131	(2)
FLS Holding, Inc.	Revolver	12/17/2027	901	(72)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,168	(21)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	734	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
FORTIS Solutions Group, LLC	Revolver	10/15/2027	$1,979	$—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,273	(29)
Formstack Acquisition Co	Revolver	3/28/2030	2,188	(20)
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	(28)
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	170	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	116	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	4,500	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	11/27/2025	1,125	—
Fullsteam Operations, LLC	Revolver	11/27/2029	608	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	3,863	(25)
GC Waves Holdings, Inc.	Revolver	8/10/2029	331	(2)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	15,667	(208)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2025	1,274	(10)
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	(8)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	66	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	2,149	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2025	1,280	(23)
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2025	126	(2)
Galway Borrower, LLC	Revolver	9/29/2028	1,633	(29)
Gateway US Holdings, Inc.	Revolver	9/22/2026	30	—
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	1,955	(16)
Granicus, Inc.	Revolver	1/17/2031	1,800	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	7,184	—
GraphPad Software, LLC	Revolver	6/30/2031	2,993	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	4/2/2027	7,733	(66)
Ground Penetrating Radar Systems, LLC	Revolver	4/2/2031	2,214	(19)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	2,685	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	2,408	(3)
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	3,473	(32)
Helios Service Partners, LLC	Revolver	3/19/2027	1,032	(1)
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	4,519	(25)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	6,578	(37)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	7,587	(49)
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	—
Hootsuite Inc.	Revolver	5/22/2030	2,500	(34)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Hyland Software, Inc.	Revolver	9/19/2029	$1,879	$—
Icefall Parent, Inc.	Revolver	1/25/2030	507	(11)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	1,718	(8)
Imagine 360, LLC	Revolver	10/2/2028	1,064	(10)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	2,565	(24)
Inszone Mid, LLC	Delayed Draw Term Loan	7/24/2026	10,025	(48)
Inszone Mid, LLC	Revolver	11/12/2029	1,569	(15)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	434	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(10)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(4)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	340	(3)
Iris Buyer, LLC	Revolver	10/2/2029	1,001	(8)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,346	(5)
KENG Acquisition, Inc.	Delayed Draw Term Loan	7/17/2026	1,465	(10)
KENG Acquisition, Inc.	Revolver	8/1/2029	878	(4)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	637	—
Kaseya, Inc.	Revolver	6/25/2029	642	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,339	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	826	(5)
LegitScript, LLC	Revolver	6/24/2028	2,833	—
LogRhythm, Inc.	Revolver	7/2/2029	909	(26)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	2,736	(13)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	1,032	(10)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,500	(2)
MRI Software, LLC	Delayed Draw Term Loan	8/27/2026	38	—
MRI Software, LLC	Revolver	2/10/2027	2,302	(6)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(17)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(14)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(6)
Majesco	Revolver	9/21/2027	1,575	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,663	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Delayed Draw Term Loan	6/27/2026	3,265	—
Model N, Inc.	Revolver	6/27/2031	1,741	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Montana Buyer, Inc.	Revolver	7/22/2028	$842	$—
Nasuni Corporation	Revolver	9/10/2030	3,017	(45)
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	—
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/2/2025	1,010	(11)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(4)
PDFTron Systems, Inc.	Revolver	7/15/2026	2,567	(9)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	5,212	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	9/6/2025	5,659	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,937	(5)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,738	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	558	(4)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	—
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	1,826	(5)
Pound Bidco, Inc.	Revolver	2/1/2027	1,013	(3)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	(5)
Project Boost Purchaser, LLC	Revolver	5/2/2028	344	—
Project Potter Buyer, LLC	Revolver	4/23/2026	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(23)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	4,279	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	5,616	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	3,189	—
RFS Opco, LLC	Revolver	4/4/2029	500	(5)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	57	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2024	1,580	(1)
Randy's Holdings, Inc.	Revolver	11/1/2028	691	(1)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	—
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	2,638	(28)
Revalize, Inc.	Revolver	4/15/2027	32	(2)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	8/30/207	8,268	(62)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,342	(35)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	1,264	(15)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(11)
RoadOne IntermodaLogistics	Revolver	12/29/2028	309	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	$1,477	$(7)
Routeware, Inc.	Revolver	9/18/2031	341	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	14,319	(193)
SV Newco 2, Inc.	Revolver	6/2/2031	8,591	(116)
Securonix, Inc.	Revolver	4/5/2028	3,697	(349)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	—
Smarsh, Inc.	Revolver	2/16/2029	268	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	1,302	(8)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	49	(1)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	9,424	(113)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(11)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,125	(11)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	1,638	—
Summit Acquisition, Inc.	Revolver	5/1/2029	819	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/29/2026	6,552	(16)
Superman Holdings, LLC	Revolver	8/29/2031	2,901	(14)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	1,128	(4)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	469	(2)
Suveto	Revolver	9/9/2027	600	(8)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	156	(3)
Tank Holding Corp.	Revolver	3/31/2028	233	(4)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	661	(6)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	(3)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	(2)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	2,841	(14)
Transit Technologies, LLC	Revolver	8/20/2030	1,704	(17)
Trintech, Inc.	Revolver	7/25/2029	2,092	(41)
Triple Lift, Inc.	Revolver	5/5/2028	2,467	(135)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(7)
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	2,200	(26)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(25)
US Infra Svcs Buyer, LLC	Revolver	4/13/2027	900	(86)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	4,901	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	$990	$—
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	3,750	(18)
UpStack, Inc.	Revolver	8/25/2031	1,500	(15)
V Global Holdings, LLC	Revolver	12/22/2025	159	(10)
VRC Companies, LLC	Delayed Draw Term Loan	8/15/2025	94	—
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	113	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	14,495	(120)
Vehlo Purchaser, LLC	Revolver	5/24/2028	128	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	2,211	(11)
Verdantas, LLC	Revolver	5/6/2030	1,754	(23)
Vertex Service Partners, LLC	Delayed Draw Term Loan	11/8/2025	26	—
Vertex Service Partners, LLC	Revolver	11/8/2030	394	(5)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	3,185	(15)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	1,244	(12)
Victors Purchaser, LLC	Delayed Draw Term Loan	7/15/2026	1,213	(6)
Victors Purchaser, LLC	Revolver	8/15/2031	693	(7)
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(24)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,178	(4)
YI, LLC	Revolver	12/3/2029	883	(3)
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	(13)
iCIMS, Inc.	Delayed Draw Term Loan	10/23/2024	85	—
iCIMS, Inc.	Revolver	8/18/2028	32	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,734	(26)
Total First Lien Debt Unfunded Commitments			$552,411	$(3,997)
Total Unfunded Commitments			$552,411	$(3,997)

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

(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee, under the supervision of the Board of Directors (the “Board of Directors” or the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(7)	Loan includes interest rate floor of 1.00% .
(8)	Loan includes interest rate floor of 0.75%.
(9)	Loan includes interest rate floor of 0.50%.
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
September 30, 2024
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
The Company was formed as a Delaware limited liability company on May 30, 2019 and, effective November 25, 2019, converted to a Delaware corporation. The Company commenced investment operations in January 2020. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”). The Investment Adviser is an indirect, wholly owned subsidiary of Morgan Stanley.
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
As of both September 30, 2024 and December 31, 2023, the Company had certain investments in two and three portfolio companies that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2024 and December 31, 2023 was $8,117 and $19,353, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company accrued $501 and $1,437 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2023, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.
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
For the three and nine months ended September 30, 2024, Base Management Fees were $6,825 and $18,437, net of waiver, respectively. For the three and nine months ended September 30, 2023, Base Management Fees were $1,938 and $5,625, net of waiver, respectively. As of September 30, 2024 and December 31, 2023, $6,825 and $2,012, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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
•100% of pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of the Company's pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of the Company's pre-incentive fee net investment income that exceeds the catch-up amount is paid to the Adviser.

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
For the three and nine months ended September 30, 2024, income based incentive fees were $8,448 and $28,476, net of waiver respectively. For the three and nine months ended September 30, 2023, income based incentive fees were $10,727 and $30,246, respectively. As of September 30, 2024 and December 31, 2023, $8,448 and $11,766, respectively, were payable to the Investment Adviser relating to income based incentive fees.

ii.Incentive Fee Based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from the date of the Company's election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the capital gains incentive fee

For the calendar years ended December 31, 2024 and December 31, 2025, the Adviser has irrevocably waived any capital gains incentive fee in excess of amounts calculated as described above using 15.0% instead of 17.5% in the calculation of any such capital gains incentive fee solely with respect to the Waiver Period, such that the capital gains incentive fee shall be calculated at a weighted rate calculated based on this waiver being applicable only during the applicable days in such calendar year during the Waiver Period, based, in each case, on the number of days in the applicable year.

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
For the three and nine months ended September 30, 2024, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and nine months ended September 30, 2023, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of September 30, 2024 and December 31, 2023, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
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
For the three and nine months ended September 30, 2024, the Company incurred $138 and $180, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $27 and $141, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023 were $166 and $178, respectively.

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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of September 30, 2024 and December 31, 2023, MS Credit Partners Holdings held approximately 10.9% and 11.7% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,506,164	$3,492,302	96.0%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	93,422	84,074	2.3	146,014	132,415	4.1
Other Debt Investments	9,525	8,809	0.2	3,410	2,064	0.1
Equity	53,507	55,139	1.5	49,939	54,538	1.7
Total	$3,662,618	$3,640,324	100.0%	$3,226,776	$3,193,561	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2023.

The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	2.2%	2.2%
Air Freight & Logistics	0.4	1.1
Automobile Components	3.1	3.5
Automobiles	3.7	4.7
Biotechnology	0.8	0.5
Building Products	0.4	—
Chemicals	0.6	0.6
Commercial Services & Supplies	10.5	9.6
Construction & Engineering	2.1	1.5
Consumer Staples Distribution & Retail	0.6	—
Containers & Packaging	1.2	1.4
Distributors	2.5	2.9
Diversified Consumer Services	4.8	2.5
Electronic Equipment, Instruments & Components	1.8	2.1
Energy Equipment & Services	0.4	0.5
Financial Services	2.3	1.9
Food Products	2.1	2.3
Ground Transportation	0.6	—
Health Care Equipment & Supplies	0.6	0.7
Health Care Providers & Services	4.4	4.6
Health Care Technology	1.7	1.9
Industrial Conglomerates	1.2	1.3
Insurance Services	12.6	14.9
Interactive Media & Services	2.8	3.2
IT Services	8.7	8.7
Leisure Products	—	0.7
Life Sciences Tools & Services	0.3	—
Machinery	0.9	2.1
Multi-Utilities	0.5	0.7
Pharmaceuticals	0.3	0.4
Professional Services	4.2	3.8
Real Estate Management & Development	3.8	5.3
Software	17.7	14.2
Wireless Telecommunication Services	0.2	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$8,814	$8,993	0.2%	$16,985	$17,048	0.5%
Canada	155,574	156,246	4.3	98,674	98,387	3.1
United Kingdom	12,007	11,443	0.3	12,398	12,629	0.4
United States	3,486,223	3,463,642	95.2	3,098,719	3,065,497	96.0
Total	$3,662,618	$3,640,324	100.0%	$3,226,776	$3,193,561	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	September 30, 2024				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$27,098	$3,465,204	$3,492,302	$—	$24,674	$2,979,870	$3,004,544
Second Lien Debt	—	35,908	48,166	84,074	—	35,567	96,848	132,415
Other Debt Investments	—	—	8,809	8,809	—	—	2,064	2,064
Equity	—	—	39,555	39,555	—	—	38,572	38,572
Subtotal	$—	$63,006	$3,561,734	$3,624,740	$—	$60,241	$3,117,354	$3,177,595
Investment measured at net asset value(1)				15,584				15,966
Total Investments				$3,640,324				$3,193,561
Cash equivalents	$9,139	$—	$—	$9,139	$—	$—	$—	$—
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
(2) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2023.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,319,052	$67,286	$8,467	$41,505	$3,436,310
Purchases of investments(1)	374,998	—	—	1,222	376,220
Proceeds from principal repayments and sales of investments(1)	(232,124)	(19,000)	—	(1,481)	(252,605)
Accretion of discount/amortization of premium	4,355	272	5	—	4,632
Payment-in-kind	1,902	238	222	274	2,636
Net change in unrealized appreciation (depreciation)	(2,760)	9,875	115	(1,721)	5,509
Net realized gains (losses)	(219)	(10,505)	—	(244)	(10,968)
Transfers into/(out) of Level 3(2)	—	—	—	—	—
Fair value, end of period	$3,465,204	$48,166	$8,809	$39,555	$3,561,734

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(2,555)	$(399)	$115	$(1,003)	$(3,842)
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$2,064	$38,572	$3,117,354
Purchases of investments(1)	1,035,811	836	5,770	3,738	1,046,155
Proceeds from principal repayments and sales of investments(1)	(569,419)	(44,229)	—	(1,481)	(615,129)
Accretion of discount/amortization of premium	11,099	698	11	—	11,808
Payment-in-kind	6,479	604	336	1,555	8,974
Net change in unrealized appreciation (depreciation)	8,261	3,914	628	(2,585)	10,218
Net realized gains (losses)	(4,969)	(10,505)	—	(244)	(15,718)
Transfers into/(out) of Level 3(2)	(1,928)	—	—	—	(1,928)
Fair value, end of period	$3,465,204	$48,166	$8,809	$39,555	$3,561,734

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$4,396	$(612)	$628	$(2,151)	$2,261
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,772,653	$113,084	$39,102	$2,924,839
Purchases of investments	153,327	—	1,621	154,948
Proceeds from principal repayments and sales of investments	(41,712)	—	—	(41,712)
Accretion of discount/amortization of premium	2,035	68	2	2,105
Payment-in-kind	774	137	567	1,478
Net change in unrealized appreciation (depreciation)	20,907	394	(1,129)	20,172
Net realized gains (losses)	5	—	—	5
Transfers into/(out) of Level 3(1)	—	(21,675)	—	(21,675)
Fair value, end of period	$2,907,989	$92,008	$40,163	$3,040,160

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$20,893	$394	$(1,129)	$20,158
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,668,749	$122,891	$36,395	$2,828,035
Purchases of investments	365,914	86	1,712	367,712
Proceeds from principal repayments and sales of investments	(168,477)	—	—	(168,477)
Accretion of discount/amortization of premium	6,985	201	6	7,192
Payment-in-kind	1,580	397	1,562	3,539
Net change in unrealized appreciation (depreciation)	33,111	816	488	34,415
Net realized gains (losses)	127	—	—	127
Transfers into/(out) of Level 3(1)	—	(32,383)	—	(32,383)
Fair value, end of period	$2,907,989	$92,008	$40,163	$3,040,160

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2023	$32,754	$816	$488	$34,058
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

	September 30, 2024
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,465,204	Yield Analysis	Discount Rate	7.68%	27.85%	9.89%
Investments in second lien debt	48,166	Yield Analysis	Discount Rate	9.65%	15.00%	13.22%
Unsecured debt	8,050	Yield Analysis	Discount Rate	9.90%	14.90%	11.13%
	759	Market Approach	EBITDA Multiple			9.00x
Preferred equity	22,164	Income Approach	Discount Rate	9.88%	15.16%	13.31%
	1,166	Market Approach	EBITDA Multiple			8.50x
Common equity	13,957	Market Approach	EBITDA Multiple	7.00x	18.70x	13.71x
	2,268	Market Approach	Revenue Multiple	7.58x	9.93x	8.47x
Total Investments	$3,561,734
(1) For an asset category that contains a single investment, the range is not included.
(2) During the nine months ended September 30, 2024, one unsecured debt position with a fair value of $1.98 million transitioned from an income approach to a yield analysis valaution technique.
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

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$246,000	$246,000	$282,000	$282,000
Truist Credit Facility	3	545,987	545,987	520,263	520,263
2027 Notes(1)	2	421,837	420,563	420,834	407,617
2025 Notes(1)	3	273,845	275,000	272,935	275,000
2029 Notes(1)	3	353,896	361,098	—	—
Total		$1,841,565	$1,848,648	$1,496,032	$1,484,880
(1)As of September 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,657, $1,155 and $3,608 and unamortized original issuance discount of $506, $0 and $3,594, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT
The Company’s debt obligations were as follows.

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$246,000	$354,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,300,000	545,987	748,735	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,841,987	$1,102,735	$2,420,000	$1,502,263	$917,484
(1)As of September 30, 2024 and December 31, 2023, a letter of credit of $5,278 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively and Canadian dollars (CAD) of 300 and 0, respectively.
(2)As of September 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,657, $1,155 and $3,608 and unamortized original issuance discount of $506, $0 and $3,594, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Combined weighted average interest rate (1)	6.45%	6.64%	6.56%	6.45%
Combined weighted average effective interest rate (2)	6.89%	6.99%	7.00%	6.78%
Combined weighted average debt outstanding	$1,799,879	$1,619,670	$1,614,402	$1,591,671
(1) Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused commitment fees and and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the credit facilities, and each of the respective unsecured notes.
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of September 30, 2024, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.25% and, after the reinvestment period, 2.75%.

The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility reinvestment period ends on August 21, 2027 and the facility has a final maturity date of August 21, 2029.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$4,137	$6,904	$15,382	$20,862
Facility unused commitment fees	736	209	1,523	455
Amortization of deferred financing costs	346	297	1,173	840
Total	$5,219	$7,410	$18,078	$22,157
Weighted average interest rate	7.90%	7.77%	8.10%	7.34%
Weighted average outstanding balance	$204,957	$347,446	$249,387	$374,927
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility). The maximum principal amount of the Truist Credit Facility is $1,300,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of September 30, 2024, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,950,000. As of September 30, 2024, the availability period of the Truist Credit Facility will terminate on April 19, 2028. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus either (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. As of September 30, 2024, the Truist Credit Facility has a maturity date of April 19, 2029.
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$10,182	$10,613	$27,342	$27,086
Facility unused commitment fees	741	531	2,156	1,723
Amortization of deferred financing costs	524	518	1,553	1,473
Total	$11,447	$11,662	$31,051	$30,282
Weighted average interest rate	7.31%	7.26%	7.33%	6.91%
Weighted average outstanding balance	$544,923	$572,225	$490,015	$516,745
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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$4,781	$4,781	$14,344	$14,344
Accretion of original issuance discount	53	54	159	160
Amortization of debt issuance costs	283	283	851	839
Total	$5,117	$5,118	$15,354	$15,343
Stated interest rate	4.50%	4.50%	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$5,191	$5,191	$15,572	$15,572
Amortization of debt issuance costs	305	305	910	906
Total	$5,496	$5,496	$16,482	$16,478
Stated interest rate	7.55%	7.55%	7.55%	7.55%
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

In connection with the 2029 Notes Offering, the Company entered into interest rate swaps. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes. For the three and nine months ended September 30, 2024, the Company paid no periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of September 30, 2024, the interest rate swaps had a fair value of $11,131. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowing interest expense	$5,381	$—	$8,012	$—
Accretion of original issuance discount	197	—	293	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(26)	—	(33)	—
Amortization of debt issuance costs	322	—	480	—
Total	$5,874	$—	$8,752	$—
Stated interest rate	6.15%	—%	6.15%	—%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had $552,411 and $294,950 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
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
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$8,459	$(54,779)
Net investment income (loss) after taxes	169,501	198,061
Net realized gain (loss)	(16,482)	118
Net unrealized appreciation (depreciation)	10,916	32,835
Dividends declared	(142,594)	(169,291)
Tax reclassification of stockholders’ equity	—	1,515
Total distributable earnings (loss), end of period	$29,800	$8,459
Distributions
Prior to January 26, 2024, the Company had an “opt in” dividend reinvestment plan, or the DRIP. As a result, the Company’s stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The Company adopted an “opt out” DRIP on January 26, 2024. As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP. For more information, see “Note 11. Subsequent Events.”
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the nine months ended September 30, 2024, and September 30, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the Nine Months Ended September 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(2)(3)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
			$1.60	1,723,988
For the Nine Months Ended September 30, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	554,001	(4)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	579,388	(5)
			$1.67	1,616,110
(1) In connection with the distributions with payment dates on January 25, 2024 and January 25, 2023, 615,660 and 445,235 DRIP shares were issued, respectively.
(2) In accordance with the Company’s DRIP, shares were purchased in the open market.
(3) Represents a special distribution declared by the board on January 11, 2024.
(4) Includes a supplemental distribution of $0.07.
(5) Includes a supplemental distribution of $0.10.
On January 11, 2024, the Board declared a special distribution of $0.10 per share, which is payable on January 24, 2025 to shareholders of record as of November 4, 2024.
Share Repurchase Plan
On January 25, 2024, the Company entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Company 10b5-1 Plan was approved by the Board of Directors on September 11, 2023. The Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the

Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Company 10b5-1 Plan commenced beginning 60 calendar days following the end of the “restricted period” under Regulation M and will terminate upon the earliest to occur of (i) 12-months from the commencement date of the Company 10b5-1 Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
The “restricted period” under Regulation M ended upon the closing of the Company's IPO and, therefore, the Common Stock repurchases/purchases described above began on March 26, 2024.
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
Total Repurchases	429,653		429,653

No shares were repurchased under the Company's 10b5-1 Plan during the nine months ended September 30, 2023.
(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator—net increase/(decrease) in net assets resulting from operations	$53,206	$73,408	$163,935	$173,627
Denominator—weighted average shares outstanding	89,264,686	71,874,113	88,633,994	71,361,910
Basic and diluted earnings (loss) per share	$0.60	$1.02	$1.85	$2.43

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share Data(1):
Net asset value, beginning of period	$20.67	$19.81
Net investment income (loss)	1.91	2.00
Net unrealized and realized gain (loss)(2)	(0.07)	0.43
Net increase (decrease) in net assets resulting from operations	1.84	2.43
Dividends declared	(1.60)	(1.67)
Issuance of common stock, net of underwriting and offering costs	(0.08)	—
Total increase (decrease) in net assets	0.16	0.76
Net asset value, end of period	$20.83	$20.57
Per share market value, end of period	19.78	N/A
Shares outstanding, end of period	89,008,972	72,018,635
Weighted average shares outstanding	88,633,994	71,361,910
Total return based on net asset value(3)	9.00%	12.56%
Total return based on market value(4)	3.51%	N/A
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$1,853,722	$1,481,472
Ratio of net expenses to average net assets(5)	9.77%	10.75%
Ratio of expenses before waivers to average net assets(5)	10.56%	12.30%
Ratio of net investment income to average net assets(5)	12.65%	13.83%
Asset coverage ratio(6)	200.03%	185.87%
Portfolio turnover rate	17.97%	5.71%

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
(5)Amounts are annualized except for incentive fees.
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

On November 4, 2024, the Board declared a distribution of $0.50 per share, which is payable on January 24, 2025 to shareholders of record as of December 31, 2024.

Since September 30th, 2024, the Company repurchased 238,951 shares at an average price of $19.95, as part of the Company's 10b5-1 plan.

Amendment to Dividend Reinvestment Plan

The Company has adopted an amendment to its “opt out” DRIP, to be effective December 7, 2024, to clarify that the DRIP plan administrator will not issue fractional shares in the DRIP and instead will issue cash in lieu of such fractional shares in an amount equal to the difference between the cash distributions declared and payable to such DRIP plan participant and the value of the whole shares of the Company’s Common Stock issued to such participant pursuant to the DRIP.

No action is required on the part of the Company’s registered stockholders to have their cash dividend or other distribution reinvested in shares of Common Stock in accordance with the terms of the DRIP, as amended as described above. A registered stockholder may elect to receive an entire distribution in cash by notifying the plan administrator and the Company’s transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. Those stockholders who hold shares of the Company’s Common Stock through a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:

•costs of any other offerings of our common stock, par value $0.001 ("Common Stock") and other securities;
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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	September 30, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,506,164	$3,492,302	96.0%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	93,422	84,074	2.3	146,014	132,415	4.1
Other Debt Investments	9,525	8,809	0.2	3,410	2,064	0.1
Equity	53,507	55,139	1.5	49,939	54,538	1.7
Total	$3,662,618	$3,640,324	100.0%	$3,226,776	$3,193,561	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments1,2 unless otherwise noted:

	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	200	172
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	11.0%	12.0%
Weighted average yield on debt and income producing investments, at fair value(3)	11.0%	12.1%
Weighted average 12-month EBITDA	$144.9	$153.1
Median 12-month EBITDA	$84.7	$80.0
Weighted average net leverage through tranche(4)	5.8x	6.0x
Weighted average interest coverage(5)	1.5x	1.5x
Weighted average loan to value(6)	40.3%	43.0%
Percentage of debt investments with one or more financial covenants	65.8%	74.6%
Percentage of our debt investments that are sponsor backed	99.7%	98.5%
Percentage of loans and other debt in support of LBOs and acquisitions	69.7%	76.3%
Percentage of our debt portfolio subject to business cycle volatility	4.6%	6.0%
Percentage of our total portfolio on non-accrual, at cost	0.2%	0.6%
Average position size of our investments	$18.2	$18.6
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2024	September 30, 2023
New investments committed
Gross principal balance(1)	$455,365	$199,419
Less: Syndications	—	(3,993)
Net new investments committed	$455,365	$195,426
Investments, at cost
Investments, beginning of period	$3,542,035	$3,041,700
New investments purchased	377,019	155,072
Net accretion of discount on investments	4,660	2,137
Payment-in-kind	2,760	1,478
Net realized gain (loss) on investments	(10,965)	5
Investments sold or repaid	(252,891)	(41,791)
Investments, end of period	$3,662,618	$3,158,601
Amount of investments funded, at principal
First lien debt investments	$379,451	$157,646
Second lien debt investments	—	—
Other debt investments	—	1,621
Equity(2)	1,222	—
Total	$380,673	$159,267
Amount of investments sold/fully repaid, at principal
First lien debt investments	$220,537	$18,137
Second lien debt investments	19,000	—
Equity(2)	1,481	—
Total	$241,018	$18,137
Number of new investment commitments in portfolio companies	19	7
Number of investment commitments exited or fully repaid	11	1
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2024			December 31, 2023
	Fair Value	% of Total		Fair Value	% of Total
Risk rating 1	$—	—%		$5,950	0.2%
Risk rating 2	3,577,427	98.3		3,126,464	97.9
Risk rating 3	62,897	1.7		49,257	1.5
Risk rating 4	—	0.0	(1)	11,890	0.4
	$3,640,324	100.0%		$3,193,561	100.0%
(1)Amount rounds to zero.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$109,752	$94,451	$313,041	$266,984
Less: Net expenses	50,522	43,877	142,103	124,393
Net investment income (loss) before taxes	59,230	50,574	170,938	142,591
Less: Excise tax expense	501	—	1,437	—
Net investment income (loss) after taxes	58,729	50,574	169,501	142,591
Net change in unrealized appreciation (depreciation)	5,442	22,829	10,916	30,909
Net realized gain (loss)	(10,965)	5	(16,482)	127
Net increase (decrease) in net assets resulting from operations	$53,206	$73,408	$163,935	$173,627
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income	$105,129	$90,977	$298,832	$259,267
Payment-in-kind	2,150	1,141	7,644	2,204
Dividend income	670	564	1,881	1,564
Other income	1,803	1,769	4,684	3,949
Total investment income	$109,752	$94,451	$313,041	$266,984
In the table above, total investment income increased from $94,451 and $266,984 for the three and nine months ended September 30, 2023 to $109,752 and $313,041 for the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $3,158,601 as of September 30, 2023 to $3,662,618 as of September 30, 2024.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses:
Interest and other financing expenses	$33,153	$29,686	$89,715	$84,260
Management fees	9,100	7,754	25,969	22,503
Income based incentive fees	10,128	10,727	33,018	30,246
Professional fees	1,708	1,296	4,612	3,385
Directors’ fees	130	85	404	253
Administrative service fees	138	27	180	141
General and other expenses	120	118	279	483
Total expenses	54,477	49,693	154,177	141,271
Management fees waiver (Note 3)	(2,275)	(5,816)	(7,532)	(16,878)
Incentive fees waiver (Note 3)	(1,680)	—	(4,542)	—
Net expenses	$50,522	$43,877	$142,103	$124,393
Excise tax expense	$501	$—	$1,437	$—
Interest and Other Financing Expenses
In the table above, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased from $29,686 and $84,260 for the three and nine months ended September 30, 2023 to $33,153 and $89,715 for the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by our increased borrowings. Our debt outstanding (at par) increased from $1,725,252 as of September 30, 2023 to $1,841,987 as of September 30, 2024.
Management Fees
Base management fees, net of waiver, were $6,825 and $1,938 for the three months ended September 30, 2024 and September 30, 2023, and $18,437 and $5,625 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increases were primarily due to an increase in average gross assets as well as the management fee waiver pre and post IPO. Refer to Note 3 “Related Party Transactions” for additional information about the management fee waiver.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $8,448 and $10,727 for the three months ended September 30, 2024 and September 30, 2023 and $28,476 and $30,246 for the nine months ended September 30, 2024 and September 30, 2023. Refer to Note 3 “Related Party Transactions” for additional information about the incentive fees waiver.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(10,965)	$5	$(16,482)	$127
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,442	22,829	10,916	30,909
Net realized and unrealized gains (losses)	$(5,523)	$22,834	$(5,566)	$31,036
For the three and nine months ended September 30, 2024 net realized losses on our investments was $(10,965) and $(16,482), which was primarily due to the restructuring of one and four portfolio companies, respectively.

For the three and nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $5,442 and $10,916, was primarily the result of the changes in spreads in the primary and secondary markets, partially offset by the reversal of unrealized depreciation in connection with the aforementioned restructuring. For the three and nine months ended September 30, 2023, net change in unrealized appreciation on our investments of $22,829 and $30,909, respectively, was primarily driven by changes in spreads in the primary and secondary markets.
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
As of September 30, 2024, we had approximately $88.4 million of unrestricted cash and cash equivalents, which taken together with our approximately $354.0 million and $748.7 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $552.4 million.
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
During the nine months ended September 30, 2023, we did not issue any capital calls to purchase Common Stock pursuant to such subscription agreements.
Distributions and Dividend Reinvestment
Prior to January 26, 2024, we had an “opt in” dividend reinvestment plan, or the DRIP. As a result, our stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. We adopted an “opt out” DRIP effective as of January 26, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes. For more information, see “—Recent Developments.”
The following table summarize our distributions declared and payable for the nine months ended September 30, 2024 and September 30, 2023, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the Nine Months Ended September 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(2)(3)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
			$1.60	1,723,988
For the Nine Months Ended September 30, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	554,001	(4)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	579,388	(5)
Total Distributions			$1.67	1,616,110
(1) In connection with the distributions with payment dates of January 25, 2024 and January 25, 2023, 615,660 and 445,235 DRIP shares were issued, respectively.
(2) In accordance with the Company’s DRIP, shares were purchased in the open market.
(3) Represents a special distribution declared by the board on January 11, 2024.
(4) Includes a supplemental distribution of $0.07.
(5) Includes a supplemental distribution of $0.10.

(5) Represents a special distribution declared by the board on January 11, 2024.
On January 11, 2024, the Board declared a special distribution of $0.10 per share, which is payable on January 24, 2025 to shareholders of record as of November 4, 2024.

Share Repurchase Plan
On January 25, 2024, we entered into a share repurchase plan, or the 10b5-1 Plan, to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
The following table summarizes the shares repurchased under our 10b5-1 Plan during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
Total Repurchases	429,653		429,653

No shares were repurchased under our 10b5-1 Plan during the six months ended June 30, 2024 and during the nine months ended September 30, 2023.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$246,000	$354,000	$600,000	$282,000	$318,000
Truist Credit Facility(1)	1,300,000	545,987	748,735	1,120,000	520,263	599,484
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,841,987	$1,102,735	$2,420,000	$1,502,263	$917,484
(1)As of September 30, 2024 and December 31, 2023, a letter of credit of $5,278 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 238 and 238, respectively and Canadian dollars (CAD) of $300 and 0, respectively.
(2)As of September 30, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,657, $1,155 and $3,608 and unamortized original issuance discount of $506, $0 and $3,594, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
On November 4, 2024, the Board declared a distribution of $0.50 per share, which is payable on January 24, 2025 to shareholders of record as of December 31, 2024.
Since September 30th, 2024, we repurchased 238,951 shares at an average price of $19.95, as part of our 10b5-1 plan.

Amendment to Dividend Reinvestment Plan

We have adopted an amendment to its “opt out” DRIP, to be effective December 7, 2024, to clarify that the DRIP plan administrator will not issue fractional shares in the DRIP and instead will issue cash in lieu of such fractional shares in an amount equal to the difference between the cash distributions declared and payable to such DRIP plan participant and the value of the whole shares of our Common Stock issued to such participant pursuant to the DRIP.

No action is required on the part of our registered stockholders to have their cash dividend or other distribution reinvested in shares of Common Stock in accordance with the terms of the DRIP, as amended as described above. A registered stockholder may elect to receive an entire distribution in cash by notifying the plan administrator and our transfer agent and registrar in writing so that such notice is received by the plan administrator no later than 10 days prior to the record date for distributions to stockholders. Those stockholders who hold shares of our Common Stock through a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.
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
•the Investment Advisory Agreement; and
•the Administration Agreement
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
As of September 30, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$108,960	$(34,230)	$74,730
Up 200 basis points	$72,640	$(22,820)	$49,820
Up 100 basis points	$36,320	$(11,410)	$24,910
Up 25 basis points	$9,080	$(2,853)	$6,227
Down 25 basis points	$(9,080)	$2,853	$(6,227)
Down 100 basis points	$(36,320)	$11,410	$(24,910)
Down 200 basis points	$(72,640)	$22,820	$(49,820)
Down 300 basis points	$(108,960)	$34,230	$(74,730)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report.
Issuer Purchases of Equity Securities

On January 25, 2024, the Company entered into the 10b5-1 Plan to acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

The following table summarizes the shares repurchased under the 10b5-1 Plan during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($'s in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
Total Repurchases	429,653		429,653
No shares were repurchased under our 10b5-1 Plan during the nine months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

(b) Exhibits

Exhibit
10.1
Amendment No. 5 to Revolving Credit and Security Agreement, dated as of August 21, 2024, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent(1).

10.2*	Amended and Restated Dividend Reinvestment Plan
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on August 27, 2024 (File No. 814-01332).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: November 7, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)