Form 10-K
period 2024-12-31
Morgan Stanley Direct Lending Fund
filed 2025-02-27
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-K
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
As of June 30, 2024, the aggregate market value of the Company's common stock, par value $0.001 per share (“Common Stock”) held by non-affiliates of the Registrant was $1,736 million.
The number of shares of the registrant’s Common Stock outstanding at February 26, 2025 was 88,499,688.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
•the term “Common Stock” refers to our common stock, par value $0.001 per share; and
•references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2024.
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
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
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
•disruptions related to tariffs and other trade or sanction issues;
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
Our investment approach is focused on long-term credit performance, risk mitigation and preservation of principal. Utilizing our proprietary investment approach, we intend to execute on our investment objective by (1) utilizing the Adviser’s and the Firm’s longstanding and deep relationships with middle-market companies, private equity sponsors, commercial and investment banks, industry executives and financial intermediaries to provide a strong pipeline of investment opportunities, (2) implementing the Adviser’s rigorous, fundamentals-driven and disciplined investment and risk management process, (3) utilizing the investment committee’s extensive experience in credit and principal investing, credit analysis and structuring, and (4) accessing Morgan Stanley’s global resources.
By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns. Our investment pace will depend on several factors including the market environment, including the current economic environment, and deal flow.
On December 23, 2019, we completed our initial closing (“Initial Closing”) of capital commitments to purchase shares of our Common Stock in a private placement pursuant to subscription agreements with investors (the “Subscription Agreements”). As of December 31, 2024 all of our capital commitments have been called.
On January 26, 2024, we closed our initial public offering (“IPO”), issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. Our Common Stock began trading on The New York Stock Exchange ("NYSE") under the symbol “MSDL” on January 24, 2024.
The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our stockholders. These strategies include MS Private Credit, European private credit and tactical credit.
Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $23.5 billion in committed capital1 as of February 1, 2025.
MS Private Credit’s primary areas of focus include:
•Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2025, Direct Lending managed approximately $20.5 billion in committed capital.
•Opportunistic Credit. Investments made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2025, Opportunistic Credit managed approximately $3.0 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of ten senior investment professionals of IM and is chaired by Jeffrey S. Levin, our Chief Executive Officer and a member of our Board of Directors. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
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
IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2024, IM managed approximately $1.7 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.
The Administrator
Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 25, 2019, between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently renewed by our Board of Directors in August 2024.
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

Investments
As of December 31, 2024, we had investments in 208 portfolio companies across 33 industries. Based on fair value as of December 31, 2024, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Our weighted average total yield of investments in debt securities at amortized cost was 10.4%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.
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

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.
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
Investment Criteria
In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans), and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.

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
Market Opportunity
We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility resulting from elevated inflation and broader macroeconomic uncertainty. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.
Demand for Direct Lending Solutions
We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 23% as of June 30, 2024.
•Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.
Large and Growing U.S. Middle-Market
We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.
•Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $627 billion of middle-market loans with maturities between the first quarter of 2025 and the third quarter of 2030 that will likely require a refinancing event.
•Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.0 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.
We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.
Attractive Attributes of Middle Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to a series of structural and market factors. Although leveraged buyout activity has remained subdued in recent quarters, the private credit market has continued to present high quality opportunities, that could offer compelling risk-adjusted returns.
•Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•Floating Rate: We believe that the Company is well positioned in the current elevated interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•Covenants: We believe that the middle market loans that we expect will comprise a meaningful portion of our debt investment portfolio often avoid riskier large deal debt characteristics such as covenant-lite structures. Maintaining financial covenants allows us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 100 - 250 basis points of incremental spread premium over broadly syndicated loans on average.
We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. Since 1995, middle-market loans have produced higher returns, lower default rates, and higher cumulative recovery rates which resulted in lower cumulative loss rates.
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
Experienced and Accomplished Investment Team & Investment Committee
The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Jeffrey S. Levin, our Chief Executive Officer, and member of the Board of Directors, has principal management responsibility for us and serves as Chair of the Investment Committee. Mr. Levin has over 23 years of experience in direct lending, mezzanine lending, credit investing and leveraged finance, and he also currently serves as the Chief Executive Officer and a member of the board of directors of each of the MS BDCs. Prior to that, through his tenure at The Carlyle Group as Managing Director and Partner, a member of the management team of the Carlyle private credit platform and as President of certain BDCs managed by affiliates of The Carlyle Group, he also has direct experience in successfully capitalizing and managing BDCs. Before working at The Carlyle Group, Mr. Levin was a founding member of the MS Private Credit platform.
The Investment Committee members have an average of 25 years of relevant industry experience. The Investment Committee is comprised of senior members of IM and provides guidance to the Investment Team throughout the investment process.
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
MS Credit Partners Holdings Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an equity investment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019, and which was fully funded as of October 4, 2023. As of December 31, 2024 and December 31, 2023, MS Credit Partners Holdings held approximately 11.0% and 11.7% of our outstanding shares of Common Stock, respectively. Morgan Stanley has no other obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress.
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
The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include but not limited to whether the borrower has formal ESG and compliance policies, type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, nuclear energy) and hiring practices. As a part of ESG due diligence, the Investment Team evaluates each potential borrower utilizing a standard ESG template to determine an ESG score for each potential borrower. Borrowers who score beneath an internally set threshold require additional discussion and consideration by the Investment Committee. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision to lend to a potential borrower and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence. In addition, material ESG issues are reported and discussed as part of the Adviser’s ongoing portfolio management processes on a regular basis.
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
Portfolio Management
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

Risk Rating 1	In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2	In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

Risk Rating 3	In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as declining financial performance and non-compliance with debt covenants; however principal and interest payments are not more than 120 days past due.

Risk Rating 4	In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.
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

These activities create potential conflicts in allocating investment opportunities among us and other Affiliated Investment Accounts. As a BDC regulated under the 1940 Act, we are subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will, in certain circumstances, limit our ability to make investments or enter into other transactions alongside the Adviser and other Affiliated Investment Accounts. Although the Adviser has implemented allocation policies and procedures, there can be no assurance that such regulatory restrictions will not adversely affect our ability to capitalize on attractive investment opportunities. See “—Investments by Morgan Stanley and its Affiliated Investment Accounts.”

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. The SEC has granted our Adviser an exemptive order (as amended, the “Order”) that allows us to enter into certain negotiated co-investment transactions alongside certain Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, as applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with us. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with us.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser expects to enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

It is possible that Morgan Stanley or an Affiliated Investment Account will invest in a company that is or becomes a competitor of our portfolio company. Such investment could create a conflict between us, on the one hand, and Morgan Stanley or the Affiliated Investment Account, on the other hand. In such a situation, Morgan Stanley may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds which may have strategies that overlap and/or directly conflict and compete with us. In certain cases, we may be unable to invest in attractive opportunities because of the investment by these Affiliated Investment Accounts in such private equity or private credit funds.

It should be noted that Morgan Stanley has, directly or indirectly, made large investments in certain of its Affiliated Investment Accounts, including the MS BDCs, and accordingly Morgan Stanley’s investment in us may not be a determining factor in the outcome of any of the foregoing conflicts. Nothing herein restricts or in any way limits the activities of Morgan Stanley, including its ability to buy or sell interests in, or provide financing to, equity and/or debt instruments, funds or portfolio companies, for its own accounts or for the accounts of Affiliated Investment Accounts or other investment funds or clients in accordance with applicable law.
To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its stockholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “ Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

Investment opportunities for all other Affiliated Investment Accounts not advised by our Adviser, which may include proprietary accounts of Morgan Stanley, are allocated in accordance with their respective investment advisers’ and Morgan Stanley’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley.

With respect to co-investment transactions conducted under the Order, initial internal allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, or the Internal Order, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. If we invest in a transaction under the Order and, immediately before the submission of the order for us and the other participating Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, the opportunity is oversubscribed, it will generally be allocated on a pro rata basis based on Internal Order’s size. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions described in the Order. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among us and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley.

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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 193.0% and 215.0%, respectively.

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
Share Repurchase Plan
On January 25, 2024, we entered into a share repurchase plan, or the Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Company 10b5-1 Plan was approved by the Board on September 11, 2023.
The Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as our agent, to repurchase Common Stock on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share, including any distributions declared). Under the Company 10b5-1 Plan, the volume of purchases is expected to increase as the price of our Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases depends on the terms and conditions of the Company 10b5-1 Plan, the market price of our Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all.
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
The “restricted period” under Regulation M ended upon the closing of the IPO and, therefore, the Common Stock repurchases/purchases described above began on March 26, 2024.

Dividend Reinvestment Plan

Effective as of January 26, 2024 and later amended on December 7, 2024, we adopted an “opt out” dividend reinvestment plan, or DRIP, that provides for reinvestment of dividends and other distributions on behalf of stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then the stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash.

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

The Board reserves the right, subject to the provisions of the 1940 Act, to either issue new shares of Common Stock or to make open market purchases of shares of Common Stock for the accounts of participants or a combination of each. The number of shares of Common Stock to be issued to a participant is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of our Common Stock at the close of regular trading on The New York Stock Exchange on the date of such distribution and/or the price to be paid by us to acquire shares of Common Stock on The New York Stock Exchange pursuant to the DRIP, provided that in the event the market price per share on the date of such distribution exceeds the most recently computed net asset value per share, we will issue shares at the greater of the most recently computed net asset value per share or 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). The market price per share on that date will be the closing price for such shares on The New York Stock Exchange or, if no sale is reported for such day, at the average of their reported bid and asked prices. There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us.

Stockholders who receive dividends and other distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. However, since a participating stockholder’s cash dividends would be reinvested in shares of our Common Stock (net of applicable withholding tax in case of non-U.S. stockholders), such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a dividend or other distribution from us will generally be equal to the cash that would have been received if the stockholder had received the distribution in cash. Any shares of Common Stock received in a dividend or other distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.

No fractional shares of Common Stock will be issued pursuant to the DRIP, and participants who would otherwise have been entitled to receive a fraction of a share of Common Stock pursuant to the DRIP will receive, in lieu thereof, cash in an amount equal to the difference between the distributions declared and payable to such participant and the value of the whole shares of common stock issued to such participant pursuant to the DRIP.

We may terminate the DRIP upon notice in writing to each participant at least 30 days prior to any record date for the payment of any distribution by us. Participants may terminate their accounts under the plan by notifying the plan administrator by submitting a letter of instruction terminating the participant’s account under the plan to the plan administrator. Such termination is effective immediately if the participant’s notice is received by the plan administrator no later than 10 days prior to the record date for an applicable distribution; otherwise, such termination shall be effective only with respect to any subsequent distributions. Upon termination, participants will receive the shares of common stock held under the plan.

Investment Advisory Agreement
We entered into an investment advisory agreement with our Adviser on November 25, 2019 (the “Original Investment Advisory Agreement”).
On January 24, 2024, in connection with our IPO, we entered into an amended and restated investment advisory agreement with our Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement will continue from year to year if approved annually by a majority of our stockholders or a majority of our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. The Investment Advisory Agreement was most recently re-approved in August 2024.
Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee.
Base Management Fee
The base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. The Adviser agreed to irrevocably waive any portion of the base management fee in excess of 0.75% of our average gross assets calculated in accordance with the Investment Advisory Agreement for the period from January 24, 2024 to January 24, 2025, or the Waiver Period. Waived base management fees are not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. Base management fees for any partial month or quarter will be appropriately pro-rated.
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
Incentive Fee
We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income, and is subject to an Incentive Fee Cap (as defined below) pursuant to the Investment Advisory Agreement, and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement. Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.
Pursuant to the Investment Advisory Agreement, we pay our Adviser an incentive fee on our aggregate pre-incentive fee net investment income in respect of (1) for the quarter ending March 31, 2024 (the “First Calendar Quarter”), the First Calendar Quarter, and (2) commencing with the quarter ending June 30, 2024, the current calendar quarter and eleven preceding calendar quarters beginning with the calendar quarter commencing on April 1, 2024 (or the appropriate portion thereof in the case of any of our first eleven calendar quarters that commence on or after April 1, 2024) (in either case, the “Trailing Twelve Quarters”).
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
•100% of pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of our pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•17.5% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of the pre-incentive fee net investment income that exceeds the catch-up amounts is paid to the Adviser.

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
“Cumulative Pre-Incentive Fee Net Return” (A) during the First Calendar Quarter, the sum of Pre-Incentive Fee Net Investment Income in the First Calendar Quarter and (B) during the relevant Trailing Twelve Quarters, the sum of (x) Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Quarters and (y) Adjusted Capital Returns (as defined below) in respect of the Trailing Twelve Quarters. If, in any calendar quarter, the Incentive Fee Cap is zero or a negative value, we shall pay no income incentive fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee calculated as described above, we shall pay the Adviser the Income Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the incentive fee calculated as described above, we shall pay the Adviser the incentive fee in respect of such quarter. “Adjusted Capital Returns” in respect of a particular period means the sum of aggregate realized losses and aggregate realized capital gains in respect of such period.
For the Waiver Period, the Adviser irrevocably waived its right to receive each component of the income incentive fee in excess of amounts calculated as described above using (1) 15.0% instead of 17.5% and (2) a catch-up amount (as applicable) calculated using 1.7647% in place of 1.8182%. For periods in which the waiver described in this paragraph was in effect for less than a full quarter or calendar year, as applicable, the applicable incentive fee shall be calculated at a weighted rate during the applicable days in such period during the Waiver Period.
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

Under the Investment Advisory Agreement, we pay the Adviser an incentive fee on capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of our realized capital gains, if any, on a cumulative basis from the date of our election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the capital gains incentive fee.
For the Waiver Period, the Adviser irrevocably waived any capital gains incentive fee in excess of amounts calculated as described above using 15.0% instead of 17.5%. For periods in which the waiver described in this paragraph was in effect for less than a full quarter or calendar year, as applicable, the applicable incentive fee shall be calculated at a weighted rate during the applicable days in such period during the Waiver Period.
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
We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2024.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator enters into.
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
•We expose ourselves to risks when we engage in hedging transactions.
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
Risks Relating to the Notes
•The Company’s 4.50% notes due 2027, or the 2027 Notes, and the Company’s 7.55% Series A Senior Notes due September 13, 2025, or the 2025 Notes and, the Company's 6.15% notes due 2029, or the 2029 Notes, together, the Notes, are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
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
An investment adviser registered under the Investment Advisers Act of 1940, as amended, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we and the Adviser recognize that the Adviser must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
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
We and the Adviser each recognize the importance of maintaining the privacy of any nonpublic personal information received with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in us.
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
Other
We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly-owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).
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

•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which is required to be audited by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.
Bank Holding Company Act
As a bank holding company (“BHC”) that has elected Financial Holding Company, or FHC, status under the Bank Holding Company Act of 1956, as amended (the “BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Because a Morgan Stanley affiliate is acting as our Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to the certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act.
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

The Volcker Rule and the Implementing Regulations impose a number of restrictions on Morgan Stanley and its affiliates that affect us and the Adviser. As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would during that time be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Generally, we will be deemed to be controlled for these purposes for so long as entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. Because a Morgan Stanley affiliate is acting as our Adviser and Morgan Stanley has a 5% or greater voting investment in us Morgan Stanley and its subsidiaries would be deemed to control us for purposes of the Volcker Rule. For so long as we are deemed a banking entity under the Volcker Rule and the Implementing Regulations, our operations may be restricted, although, given the anticipated nature of the investments we make and intend to make, we do not anticipate that these restrictions, for so long as they apply, would impose material limitations on our operations, but can provide no assurances that they would not. Furthermore, we can offer no assurances that the rules and regulations enacted under the Volcker Rule, the BHCA and other statutes will not change in a future in a manner that would limit our operations and investments.
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
Exclusion of the Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 24, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 24, 2025.

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
To the extent we borrow money or issue debt securities or any preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We depend upon the Adviser’s and its affiliates’ relationships with private equity sponsors, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of the Adviser and its affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Adviser and its affiliates currently serve as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the other MS BDCs, and are not prohibited from raising money for and managing future investment entities that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also advised by the Adviser or its affiliates for the same investors and investment opportunities.
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable.. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance. Our financial condition and results of operation depend on our ability to manage future growth effectively.
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
Morgan Stanley, the parent company of the Adviser, has advised and may advise clients and has sponsored, managed or advised other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest. In addition, Morgan Stanley routinely makes equity and debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us and present similar conflicts of interest. In serving in these multiple capacities, Morgan Stanley, including the Adviser, the Investment Committee and the Investment Team, may have obligations to other clients or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. For example, in connection with the management of investments for other Affiliated Investment Accounts, members of Morgan Stanley and its affiliates may serve on the boards of directors of or advise companies which may compete with our portfolio investments. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. For example, the Adviser currently serves as the investment adviser to the MS BDCs. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other Affiliated Investment Accounts. Certain Affiliated Investment Accounts, including the MS BDCs, may provide for higher management fees, incentive fees, greater expense reimbursements or overhead allocations, or may permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such Affiliated Investment Accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser's allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts has declined, and vice versa. The Adviser and/or one or more of its affiliates may enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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
It should be noted that Morgan Stanley has, directly and/or indirectly, made investments in certain of its Affiliated Investment Accounts, and accordingly Morgan Stanley’s investment in us in itself may not determine the outcome in the resolution of any of the foregoing conflicts.
In the course of our investing activities, we pay a management and incentive fees to the Adviser and reimburse certain expenses of the Administrator. As a result, investors in our Common Stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. As a result of this arrangement, there may be times when the Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
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

Additional leverage would magnify positive returns, if any, on our portfolio, and our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average return on our portfolio. The Investment Advisory Agreement entitles our Adviser to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. Thus, if we incur additional leverage, our Adviser may receive additional incentive fees without any corresponding increase (and potentially with a decrease) in our net performance. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholder’s interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
Additionally, the part of the incentive fees payable to our Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK, interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
In situations where co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Stock as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below (amounts in thousands).

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024 (1)	(28.2)%	(17.6)%	(7.0)%	3.7%	14.3%
(1) Assumes $3,912,018 in total assets, $1,983,401 in debt outstanding and $1,842,156 in net assets as of December 31, 2024, and an effective weighted average annual interest of 6.46% as of December 31, 2024 (excluding unused fees and financing costs).
Based on our outstanding indebtedness of $1,983,401 as of December 31, 2024 and the effective weighted average annual interest rate of 6.46% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 3.28% to cover annual interest payments on the outstanding debt.
We expose ourselves to risks when we engage in hedging transactions.
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions were to decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions were to increase. It also may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2029 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.
We are subject to risks associated with our Credit Facilities.
On July 16, 2021, we entered into a senior secured revolving credit agreement with the Company, as borrower, the lenders and issuing banks party thereto, Truist Bank, as administrative agent, and Truist Securities, Inc., as joint lead arranger and sole book runner (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”).
On October 14, 2020, DLF Financing SPV LLC, our wholly owned subsidiary, or DLF LLC, entered into a revolving credit and security agreement with DLF LLC, as borrower, BNP Paribas, as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “BNP Funding Facility”).
We anticipate that we or a wholly owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the Truist Credit Facility and BNP Funding Facility, each a “Credit Facility” ad collectively, the “Credit Facilities”). As a result of the Credit Facilities, we are subject to a variety of risks, including those set forth below.
Any inability to renew, extend or replace the Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend or replace the Credit Facilities upon their maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities would be constrained by then-current economic conditions affecting the credit markets. In the event that we were unable to renew, extend or replace the Credit Facilities at the time of maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
In addition to regulatory limitations on our ability to raise capital, our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations under such agreements, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing agreements.
Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. These financing agreements may also include customary cross-default provisions, and, if the indebtedness is accelerated, we may be unable to repay or finance the amounts due.
Our interests in any subsidiary that enters into a Credit Facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of our wholly owned subsidiaries in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any Credit Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any Credit Facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that any Credit Facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any Credit Facility documents, a default would occur. In the event of a default under any Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any Credit Facility.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board of Directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s (as defined below) assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The Board of Directors has delegated to the Adviser as a valuation designee, or the Valuation Designee, the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average gross assets and our incentive fees will be based, in part, on unrealized losses.
We have retained the services of independent service providers to review the valuation of these securities. The valuation of all or a portion of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, stockholders or members (and their stockholders or members, including the owners of their stockholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any stockholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the

Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, stockholders or members (and their stockholders or members, including the owners of their stockholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where primarily attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, the laws of the State of New York.
Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where primarily attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
In November 2020, the SEC adopted a revised version of Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 has been required since August 2022. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Inflation could adversely impact our portfolio companies and our results of our operations.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay distributions on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.
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
Our investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public companies.
We may invest a portion of our portfolio in publicly traded companies. In such investments, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public companies, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because Morgan Stanley may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
Covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2024, approximately 35% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”
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
Our investments in OID and PIK instruments may expose us to investment risk.
To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan
•for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
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
Additionally, our portfolio companies may be subject to certain so-called sustainability risks or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
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
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets, other than entities wholly owned by us.
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
We may invest in non-U.S. companies, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies. Investing in securities of non-U.S. companies involves many risks including economic, social, political, financial, tax and security conditions, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. These factors could include changes in economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the non-U.S. company or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies.
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
Risks Relating to an Investment in our Securities
Investing in our Common Stock may involve an above average degree of risk.
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
We cannot assure you that the market price of our Common Stock will not decline below our net asset value. The market price of our Common Stock may be volatile and may fluctuate significantly.
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
•Escalation of tensions and conflicts in Europe and elsewhere, including in Ukraine and Russia, the Middle East, and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and its impact on the industries in which we invest;
•Inflation, and its impact on our portfolio companies and on the industries in which we invest;
•The impact of supply chain constraints on our portfolio companies and the global economy;
•Loss of a major funding source;
•The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

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
Sales of substantial amounts of our Common Stock, or the availability of such Common Stock for sale, could adversely affect the prevailing market prices for our Common Stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
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
Our stockholders will experience dilution in their ownership percentage if they opt out of our DRIP.
We have an “opt out” DRIP (as defined below) pursuant to which stockholders will have their cash distributions automatically reinvested in additional shares of Common Stock unless they elect to receive their distributions in cash. As a result, our stockholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our shares of Common Stock over time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”
Our stockholders may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock.
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
Holders of any preferred stock that we may issue will have the right to elect certain members of our Board of Directors and have class voting rights on certain matters.
The 1940 Act requires that holders of any preferred stock that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any preferred stock we may issue in the future, if distributions paid upon our preferred stock are unpaid in an amount equal to at least two years of distributions, the holders of our preferred stock will be entitled to elect a majority of our Board of Directors. Holders of our preferred stock may have the right to vote, including in the election of directors, in ways that may benefit their interests but not the interests of holders of our Common Stock.
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
The 2027 Notes and 2029 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2027 Notes or the 2029 Notes and the 2027 Notes and the 2029 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Although the 2025 Notes are guaranteed by certain of our subsidiaries, the 2025 Notes are not secured by any of the assets of our subsidiaries and are effectively subordinated to any secured indebtedness our subsidiaries have outstanding or that our subsidiaries may incur in the future.
As of December 31, 2024, approximately $0.9 billion of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the 2027 Notes and 2029 Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2027 Notes and 2029 Notes.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
Our credit ratings are an internal assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes or other debt securities we may issue. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market of our debt securities, if any. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes or an investment in other debt securities we may issue. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of the Notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the Note Purchase Agreement.
The Notes are rated by certain credit rating agencies. There can be no assurance that the respective credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the applicable ratings agency if in its judgment future circumstances relating to the basis of the credit rating, such as adverse changes in our business, financial condition and results of operations, so warrant.
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
The Indentures governing the 2027 Notes and 2029 Notes contain limited protection for holders of such notes.
The Indentures governing the 2027 Notes and the 2029 Notes offer limited protection to holders of the such notes. The terms of the Indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the 2027 Notes and 2029 Notes. In particular, the terms of the Indentures do not place any restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2027 Notes and 2029 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2027 Notes and 2029 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2027 Notes and 2029 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2027 Notes and 2029 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2027 Notes and 2029 Notes;
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
In addition, the terms of the Indentures and the 2027 Notes and 2029 Notes do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the Indentures.
Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2027 Notes and 2029 Notes and may have important consequences for holders of such notes, including making it more difficult for us to satisfy our obligations with respect to such notes or negatively affecting the trading value of the 2027 Notes and 2029 Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the Indentures, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2027 Notes and 2029 Notes. The Indentures do not place any restrictions on the operations of Morgan Stanley or its subsidiaries.
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
If an active trading market for the Unrestricted 2027 Notes and/or Unrestricted 2029 Notes does not develop or is not maintained, a noteholder may not be able to sell such notes.
The unrestricted 2027 Notes and unrestricted 2029 Notes have been registered for resale under the Securities Act. However, the restricted 2027 Notes, restricted 2029 Notes and the 2025 Notes have not been registered under the Securities Act and may only be offered or sold in transactions that are not subject to, or that are otherwise exempt from, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. Therefore, a holder of the restricted 2027 Notes, restricted 2029 Notes or the 2025 Notes may be required to bear the risk of its investment until the maturity, as applicable.
We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Even if an active trading market does exist, the unrestricted 2027 Notes and unrestricted 2029 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the unrestricted 2027 Notes and unrestricted 2029 Notes may be harmed. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the Indentures or the Note Purchase Agreement, as applicable) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Indentures or the Note Purchase Agreement, as applicable, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.
General Risk Factors
We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.
In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect the Company including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.
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
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Furthermore, in recent years cybersecurity risks for financial institutions have significantly increased in part because of the proliferation of new technologies, the use of the internet, mobile telecommunications and cloud technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external extremist parties, including foreign state actors in some circumstances as a means to promote political ends. Global events and geopolitical instability may lead to increased nation state targeting of financial institutions in the U.S. and abroad. Any of these parties may also attempt to fraudulently induce employees, customers, clients, vendors, or other third parties or users of the Company, the Adviser, the Administrator and their affiliates’ systems to disclose sensitive information in order to gain access to such parties’ data or that of their employees or clients. Cybersecurity risks may also derive from human error, fraud or malice on the part of the Adviser or the Administrator and their affiliates’ employees or third parties, or may result from software bugs, server malfunctions, software or hardware failure or other accidental technological failure. For example, human error has led to the loss of Morgan Stanley’s physical data-bearing devices in the past. These risks may be heightened by several factors, including remote work, reliance on new technologies (such as generative artificial intelligence) or as a result of the integration of acquisitions and other strategic initiatives that may subject us to new technology, customers or third-party providers. In addition, third parties with whom we do business or share information, and each of their service providers, our regulators and the third parties with whom our customers and clients share information used for authentication, may also be sources of cybersecurity and information security risks, particularly where activities of customers are beyond our security and control systems. There is no guarantee that the measures we take will provide absolute security or recoverability given that the techniques used in cyberattacks are complex, frequently change and are difficult to anticipate.
Like other financial services firms, Morgan Stanley, its third party-providers and its clients continue to be the subject of unauthorized access attacks, mishandling or misuse of information, computer viruses or malware, cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or networks or cause other damage, denial of service attacks, data breaches, social engineering attacks, phishing attacks and other events, and there can be no assurance that such unauthorized access, mishandling or misuse of information, or cyber incidents will not occur in the future, and they could occur more frequently and on a more significant scale. Given Morgan Stanley’s global footprint and the high volume of transactions it processes, the large number of clients, partners, vendors and counterparties with which it does business, and the increasing sophistication of cyber attacks, a cyber attack, information or security breaches could occur and persist for an extended period of time without detection.

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
While many of our agreements with partners and third-party vendors include indemnification provisions, we may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses we may incur. In addition, although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover any or all losses we may incur, and we cannot be sure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage as to any future claim.
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
We, the Advisor and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential and proprietary information by email and other electronic means.
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
We are subject to risks associated with artificial intelligence and machine learning technology
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.
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
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
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
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
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

Our Compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the market price of our common stock.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
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

Morgan Stanley’s threat intelligence function within the Cybersecurity Program actively engages in private and public information sharing communities and leverages both commercial and proprietary products to collect a wide variety of industry and governmental information regarding the latest cybersecurity threats, which informs Morgan Stanley’s cybersecurity risk assessments and strategy, including as applicable to the Company. This information is also provided to an internal Morgan Stanley cyber threat detection team, which develops and implements strategies designed to defend against these cybersecurity threats across Morgan Stanley’s environment, including systems and applications that may be relied upon by the Company. Morgan Stanley’s vulnerability management team, as well as Morgan Stanley’s Non-Financial Risk function (“NFR”) review external cybersecurity incidents that may be relevant to the Firm and the Company, to further inform the design of the Cybersecurity Program. To assess the efficacy of Morgan Stanley’s controls and defenses designed to mitigate cybersecurity risk, it utilizes internal and external testing, including penetration testing and red team engagements. The results of these assessments are used to strengthen the Cybersecurity Program. Additionally, Morgan Stanley maintains a global training program covering cybersecurity risks and requirements, including heightened security training to specialized employees, and conducts regular phishing email simulations for its employees and consultants as preventative measures.

When a threat is identified in Morgan Stanley’s environment, its incident response team follows an incident response plan to evaluate the impact to the Firm and coordinate appropriate remediation. If warranted, the cybersecurity incident will be reported to applicable regulators, authorities, impacted clients or counterparties, as appropriate. The Firm’s cybersecurity incident response and remediation processes, including assessing materiality and reporting requirements, are reviewed through tabletop exercises.

Morgan Stanley’s processes are designed to help oversee, identify, and mitigate cybersecurity risks associated with its use of third-party vendors, including those vendors relied upon by the Company. Morgan Stanley maintains a third-party risk management program that includes evaluation of, and response to, cybersecurity risks at its third-party vendors, including those vendors relied upon by the Company. Prior to engaging third-party vendors to provide services to the Firm or the Company, Morgan Stanley conducts assessments of the third-party vendors’ cybersecurity program to identify the impact of their services on the cybersecurity risks to the Firm or, as relevant, the Company. Once on-boarded, third-party vendors’ cybersecurity programs are subject to risk-based oversight, which may include security questionnaires, submission of independent security audit reports or a Firm audit of the third-party vendor’s security program, and, with limited exceptions, third-party vendors are required to meet Morgan Stanley’s minimum cybersecurity standards. Where a third-party vendor cannot meet those standards, its services, and the residual risk to the Firm, are subject to review, challenge, and escalation through Morgan Stanley’s risk management processes and ERM committees, which may ultimately result in requesting increased security measures or ceasing engagement with such third-party vendor.

Morgan Stanley’s Cybersecurity Program is regularly assessed by the Morgan Stanley Internal Audit Department (“IAD”) through various assurance activities, with the results reported to the Audit Committee of the MS Board (“BAC”) and the BOTC and, as applicable to the Board of Directors of the Company. Annually, key elements of the Cybersecurity Program are subject to review by an independent third-party, the results of which, including opportunities identified for improvement and related remediation plans, are reviewed with the BOTC. The Cybersecurity Program is also examined regularly by the Firm’s prudential and conduct regulators within the scope of their jurisdiction.

Governance
Morgan Stanley and Company Management’s role in assessing and managing material risks from cybersecurity threats
Morgan Stanley’s Cybersecurity Program is operated and maintained by its management, including the Chief Information Officer (“CIO”) of Cyber, Data, Risk and Resilience and the Chief Information Security Officer (“CISO”). These senior officers are responsible for assessing and managing the Firm’s cybersecurity risks, which includes cybersecurity risks faced by the Company. Morgan Stanley’s Cybersecurity Program strategy, which is set by the CISO and overseen by the Morgan Stanley’s Head of Operational Cyber, Technology, and Information Security Non-Financial Risk, (“Head of NFR CTIS”), is informed by various risk and control assessments, control testing, external assessments, threat intelligence, and public and private information sharing. Morgan Stanley’s Cybersecurity Program also includes processes for escalating and considering the materiality of incidents that impact the

Firm and the Company, including escalation to senior management of Morgan Stanley, the MS Board, and management of the Company.

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 19 years and has covered business developments from a compliance perspective for over 10 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

Risk levels and mitigating measures are presented to and monitored by dedicated management-level cybersecurity risk committees at Morgan Stanley. These committees include representatives from Firm management as well as business and control stakeholders who review, challenge and, where appropriate, consider exceptions to the Firm’s policies and procedures. Significant cybersecurity risks are escalated from these committees to Morgan Stanley’s Non-Financial Risk Committee. The CIO and the Head of NFR CTIS report on the status of Morgan Stanley’s Cybersecurity Program, including significant cybersecurity risks; review metrics related to the program; and discuss the status of regulatory and remedial actions and incidents to the Firm Risk Committee, the BOTC and the MS Board. To the extent any cybersecurity incidents relate to the Company, the status of such incidents and remedial actions will be reported to our Board.

Board oversight of risks from cybersecurity threats

Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. Our Board receives periodic updates from the CCO of the Company, the CIO, CISO, and Operational Risk functions, regarding the overall state of Morgan Stanley’s Cybersecurity Program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Material cybersecurity risks are addressed by Morgan Stanley management-level ERM committees with escalation to the BOTC and Board, as appropriate. The BOTC has primary responsibility for assisting the Morgan Stanley board in its oversight of significant operational risk exposures of the Firm and its business units, including IT, information security, fraud, third-party oversight, business disruption and resilience, and cybersecurity risks (including review of cybersecurity risks against established risk management methodologies) and the steps management has taken to monitor and control such exposures.

In accordance with its charter, the BOTC receives quarterly reports from (i) Technology, including the CIO or the CISO; (ii) Operations; and (iii) NFR. Such reporting includes updates on Morgan Stanley’s Cybersecurity Program, risks from cybersecurity threats, our programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and NFR’s assessment of cybersecurity risks. Senior officers in Technology and NFR also provide an annual report to the BOTC on the status of Morgan Stanley’s broader information security program in compliance with the Gramm-Leach-Bliley Act, which includes a discussion of risks arising from cybersecurity threats. At least annually, senior management representatives in Technology and NFR discuss the status of the Cybersecurity Program and key cybersecurity risks with the Morgan Stanley board and, in accordance with such board’s Corporate Governance Policies, all board members are invited to attend BOTC meetings and have access to meeting materials. The BOTC, which meets at least quarterly, also reviews and approves significant policies related to cybersecurity, receives an annual independent assessment of key aspects of Morgan Stanley’s Cybersecurity Program from an independent third party and holds joint meetings with the BAC and BRC, as necessary and appropriate. The chair of the BOTC regularly discusses cybersecurity developments with senior Morgan Stanley management and reports to the Morgan Stanley board on cybersecurity risks and threats and other related matters.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2024, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
Our Common Stock began trading on the NYSE on January 24, 2024 under the symbol “MSDL” in connection with the IPO. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of Common Stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our Common Stock will trade at, above, or below net asset value per share. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.” On February 26, 2025, the last reported closing sales price of our Common Stock on the NYSE was $20.75 per share, which represented a discount of approximately 0.3% to net asset value per share reported by us as of December 31, 2024.
Price Range of Common Stock

The following table sets forth the net asset value per share of our Common Stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Closing Sales Price
Period	NAV(1)	High	Low	Premium of High Sales Price(2)	Premium (Discount) of Low Sales Price to NAV	Dividends and Distributions Declared(3)
Fiscal year ending December 31, 2024
Fourth quarter	$20.81	$21.39	$19.56	2.8%	(6.0)%	$0.50
Third quarter	$20.83	$23.47	$19.33	12.7%	(7.2)%	$0.50
Second quarter	$20.83	$24.13	$20.87	15.8%	0.2%	$0.50
First quarter	$20.67	$22.53	$19.63	9.0%	(5.0)%	$0.70	(4)(5)
Fiscal year ending December 31, 2023
Fourth quarter	$20.67	N/A	N/A	N/A	N/A	$0.60
Third quarter	$20.57	N/A	N/A	N/A	N/A	$0.60
Second quarter	$20.15	N/A	N/A	N/A	N/A	$0.57
First quarter	$19.93	N/A	N/A	N/A	N/A	$0.50

(1) Net Asset Value, or NAV, per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2) Calculated as of the respective high or low closing sales price divided by the quarter-end NAV.
(3) Represents the dividend or distribution declared in the relevant quarter.
(4) Includes a special distribution of $0.10 per share payable on October 25, 2024 to holders of record of common stock as of August 5, 2024.
(5) Includes a special distribution of $0.10 per share payable on January 24, 2025 to holders of record of common stock as of November 4, 2024.

No shares of our Common Stock were publicly traded on the NYSE prior to January 24, 2024.
Holders
As of February 26, 2025, we had 31 stockholders of record, which did not include stockholders for whom shares are held in "nominee" or "street name."
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

Dividend Reinvestment Plan
Unless our stockholders elect to receive their distribution in cash, we intend to make such distributions in additional shares of our common stock under our DRIP. See “Item 1. Business—Dividend Reinvestment Plan.”
The following table summarizes our distributions declared and payable for the years ended December 31, 2024 and December 31, 2023, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(2)(3)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(2)(3)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(2)
Total Distributions			$2.20	2,299,108

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the Year Ended December 31, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	554,001	(4)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	579,388	(5)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	615,660	(5)
Total Distributions			$2.27	2,231,770
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

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
October 1, 2024 - October 31, 2024	187,607	19.99	187,607	87.6
November 1, 2024 - November 30, 2024	307,336	20.34	307,336	81.9
December 1, 2024 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596
No shares were repurchased under our 10b5-1 Plan during the six months ended June 30, 2024.
No shares were repurchased under our 10b5-1 Plan during the year ended December 31, 2023.

Stock Performance Graph

This graph compares the stockholder return on our Common Stock from January 24, 2024 (the date our common stock commenced trading on the NYSE) to December 31, 2024, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Financials Index, Standard & Poor’s BDC Index and Morningstar LSTA Leveraged Loan Index. This graph assumes that on January 24, 2024, $100 was invested in our Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Financials Index, the Standard & Poor’s BDC Index, and the Morningstar LSTA Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is being provided to update, as of December 31, 2024, certain information in our registration statement on Form N-2 (File No. 333-283477). The following table is intended to assist you in understanding the fees and expenses that an investor in shares of our Common Stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Report contains a reference to fees or expenses paid by “us” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as our investors.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	None %	(3)
Total stockholder transaction expenses:	—%

Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	1.90%	(4)
Incentive fees	2.34%	(5)
Interest payments on borrowed funds	6.60%	(6)
Other expenses	0.54%	(7)
Total annual expenses:	11.38%
(1) In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load (underwriting discount or commission).

(2) The related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3) The expenses of the dividend reinvestment plan are included in “other expenses” in the table above. For additional information, see “—Dividend Reinvestment Plan.”
(4) Our base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. The base management fee reflected in the table above is based on actual amounts incurred under the Investment Advisory Agreement for the fiscal year ended December 31, 2024 at a rate of 1.0%. The Investment Adviser has agreed to waive its right to receive the base management fee in excess of 0.75% the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters for the Waiver Period. For the avoidance of doubt, the fee waiver is not reflected in the table above. For purposes of this table, the SEC requires the base management fee to be calculated by determining the ratio that the base management fee bears to our net assets attributable to Common Stock rather than our gross assets as set forth in the Investment Advisory Agreement. See “Part I, Item 1. Business—Investment Advisory Agreement—Base Management Fee.”
(5) Our incentive fee consists of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement. The table reflects each incentive fee calculated at a rate of 17.5% based on actual amounts incurred under the Investment Advisory Agreement for the fiscal year ended December 31, 2024. Similar to the waiver referenced in footnote (4) above, the Adviser has agreed to waive its right to receive each component of the incentive fee above 15% during the Waiver Period. This fee waiver is not reflected in the table above. See “Part I, Item 1. Business—Investment Advisory Agreement—Incentive Fee.”
(6) Interest payments on borrowed funds represents an estimate of our annualized interest expense based on our actual interest and credit facility expenses incurred for the fiscal year ended December 31, 2024, which includes the impact of interest rate swaps. For the fiscal year ended December 31, 2024, our average borrowings outstanding was $1,681.4 million and our weighted average effective interest rate for total debt outstanding was 6.90%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7) “Other expenses” includes estimated overhead expenses, including payments under the Administration Agreement with our Administrator, and is based on actual amounts incurred during the year ended December 31, 2024. See “Part I, Item 1. Business—Administration Agreement.”

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our Common Stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above, except for the incentive fee based on income. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the incentive fee based on capital gains)(1)	$89	$255	$409	$741
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains)(2)	$97	$276	$439	$780
(1) Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
(2) Assumes no unrealized capital depreciation and a 5% annual return resulting entirely from net realized capital gains and not otherwise deferrable under the terms of the Investment Advisory Agreement and therefore subject to the incentive fee based on capital gains. Because our investment strategy involves investments that generate primarily current income, we believe that a 5% annual return resulting entirely from net realized capital gains is unlikely.

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above, is not included in the example. Under our Investment Advisory Agreement, no incentive fee would be payable if we have a 5% annual return. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. The example assumes that all dividends and other distributions are reinvested at net asset value. Under certain circumstances, reinvestment of dividends and other distributions under our dividend reinvestment plan may occur at a price per share that differs from net asset value. See “—Dividend Reinvestment Plan” for more information.
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
Revenue
We generate revenue primarily in the form of interest income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities.
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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	December 31, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,669,886	$3,654,538	96.5%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	78,803	69,367	1.8	146,014	132,415	4.1
Other Debt Investments	9,755	9,198	0.2	3,410	2,064	0.1
Equity	54,683	58,391	1.5	49,939	54,538	1.7
Total	$3,813,127	$3,791,494	100.0%	$3,226,776	$3,193,561	100.0%
(1) We reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statement of Assets and Liabilities as of December 31, 2023.

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	December 31, 2024	December 31, 2023
Number of portfolio companies	208	172
Number of new investment commitments in portfolio companies	60	29
Number of portfolio companies exited or fully repaid	24	7
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.9%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.1%
Weighted average yield on debt and income producing investments, at cost(3)	10.4%	12.0%
Weighted average yield on debt and income producing investments, at fair value(3)	10.5%	12.1%
Weighted average 12-month EBITDA	$147.7	$153.1
Median 12-month EBITDA	86.3	80.0
Weighted average net leverage through tranche(4)	5.8x	6.0x
Weighted average interest coverage(5)	1.6x	1.5x
Weighted average loan to value(6)	39.7%	43.0%
Percentage of debt investments with one or more financial covenants	64.6%	74.6%
Percentage of our debt investments that are sponsor backed	99.7%	98.5%
Percentage of loans and other debt in support of LBOs and acquisitions	69.2%	76.3%
Percentage of our debt portfolio subject to business cycle volatility	4.8%	6.0%
Percentage of our total portfolio on non-accrual, at cost	0.2%	0.6%
Average position size of our investments	$18.2	$18.6
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
New investments committed
Gross principal balance(1)	$1,549,656	$667,870	$809,313
Less: Syndications	—	40,751	69,477
Net new investments committed	$1,549,656	$627,119	$739,836
Investments, at cost
Investments, beginning of period	$3,226,775	$2,939,646	$2,373,435
New investments purchased	1,232,384	632,105	945,209
Net accretion of discount on investments	14,866	11,314	11,418
Payment-in-kind	13,073	6,069	2,714
Net realized gain (loss) on investments	(16,480)	118	537
Investments sold or repaid	(657,491)	(362,476)	(393,667)
Investments, end of period	$3,813,127	$3,226,776	$2,939,646
Amount of investments funded, at principal
First lien debt investments	$1,239,271	$637,946	$938,043
Second lien debt investments	—	8,588	16,033
Other debt investments	5,887	1,812	8,315
Equity(2)	2,163	—	—
Total	$1,247,321	$648,346	$962,391
Amount of investments sold/fully repaid, at principal
First lien debt investments	$488,183	$239,383	$207,907
Second lien debt investments	57,950	—	—
Equity(2)	1,481	—	—
Total	$547,614	$239,383	$207,907
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$62,631	1.7%	$5,950	0.2%
Risk rating 2	3,662,337	96.6	3,126,464	97.9
Risk rating 3	61,597	1.6	49,257	1.5
Risk rating 4	4,929	0.1	11,890	0.4
	$3,791,494	100.0%	$3,193,561	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Year Ended
	December 31, 2024	December 31, 2023
Total investment income	$416,075	$367,738
Less: Net expenses	193,403	168,158
Net investment income (loss) before taxes	222,672	199,580
Less: Excise tax expense	2,437	1,519
Net investment income (loss) after taxes	220,235	198,061
Net change in unrealized appreciation (depreciation)	11,796	32,835
Net realized gain (loss)	(16,467)	118
Net increase (decrease) in net assets resulting from operations	$215,564	$231,014
Investment Income
Investment income was as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Investment income:
Interest income	$396,421	$355,530
Payment-in-kind	10,709	4,276
Dividend income	2,591	2,124
Other income	6,354	5,808
Total investment income	$416,075	$367,738
In the table above, total investment income increased from $367,738 for the year ended December 31, 2023 to $416,075 for the year ended December 31, 2024. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $3,226,776 as of December 31, 2023 to $3,813,127 as of December 31, 2024. This was partially offset by a decrease in our weighted average yield at cost and fair value to 10.4% and 10.5%, respectively, at December 31, 2024 from 12.0% and 12.1% at December 31, 2023, respectively, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
Expenses:
Interest and other financing expenses	$122,928	$112,883
Management fees	35,415	30,550
Income based incentive fees	43,467	42,012
Professional fees	6,718	4,470
Directors’ fees	533	345
Administrative service fees	216	178
General and other expenses	97	633
Total expenses	209,374	191,071
Management fees waiver	(9,936)	(22,913)
Incentive fees waiver	(6,035)	—
Net expenses	$193,403	$168,158
Excise tax expense	$2,437	$1,519
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, were $122,928 and $112,883 for the year ended December 31, 2024 and December 31, 2023 respectively. The increase was primarily due to higher average borrowings outstanding over time. For the year ended December 31, 2024 and December 31, 2023, average borrowings outstanding were $1,681,358 and $1,576,285 respectively.
Management Fees
Base management fees, net of waiver, were $25,479 and $7,637 for the year ended December 31, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in average gross assets as well as the management fee waiver pre and post IPO.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $37,432 and $42,012 for the year ended December 31, 2024 and December 31, 2023, respectively. The decrease was primarily due to the incentive fee waiver pre and post IPO.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2024	December 31, 2023
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(16,480)	$118
Foreign currency and other transactions	13	—
Net realized gain (loss)	(16,467)	118
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	11,904	32,835
Foreign currency translations and other transactions	(108)	—
Net unrealized appreciation (depreciation)	11,796	32,835
Net realized and unrealized gains (losses)	$(4,671)	$32,953

For the year ended December 31, 2024, net realized losses on our investments was $16,480, which was primarily due to the restructuring of certain portfolio companies.
For the year ended December 31, 2024, net change in unrealized appreciation on our investments of $11,904, was primarily the result of the changes in spreads in the primary and secondary markets. For the year ended December 31, 2023, net change in unrealized appreciation on our investments of $32,835 was primarily driven by changes in spreads in the primary and secondary markets.
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
As of December 31, 2024, we had approximately $70.4 million of unrestricted cash and cash equivalents, which taken together with our approximately $284.0 million and $680.8 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $564.8 million.
Equity
On January 26, 2024, we closed our IPO, issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. Our Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.
In connection with the IPO, we redeemed any fractional shares of Common Stock outstanding for cash in an amount equal to the pro rata portion of $20.67 per share of Common Stock, which was the initial public offering price in the IPO.
The following table summarizes the total shares issued and proceeds received from our capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2023:

Share Issuance Date	Shares Issued	Amount
October 04, 2023	10,680,808	$220,238
Total	10,680,808	$220,238
Following the above capital call, we did not have any remaining undrawn capital commitments.
Distributions and Dividend Reinvestment
Prior to January 26, 2024, we had an “opt in” DRIP. As a result, our stockholders who elected to “opt in” to the DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. We adopted an “opt out” DRIP effective as of January 26, 2024 and later amended effective December 7, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.
The following table summarize our distributions declared and payable for the year ended December 31, 2024 and December 31, 2023, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the year ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(2)(3)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(2)(3)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(2)
Total Distributions			$2.20	2,299,108
For the year ended December 31, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	554,001	(4)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	579,388	(5)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	615,660	(5)
Total Distributions			$2.27	2,231,770
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
The following table summarizes the shares repurchased under our 10b5-1 Plan during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
October 1, 2024 - October 31, 2024	187,607	19.99	187,607	87.6
November 1, 2024 - November 30, 2024	307,336	20.34	307,336	81.9
December 1, 2024 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596
No shares were repurchased under our 10b5-1 Plan during the six months ended June 30, 2024.
No shares were repurchased under our 10b5-1 Plan during the year ended December 31, 2023.
Debt
Our outstanding debt obligations were as follows:

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	316,000	284,000	600,000	282,000	318,000
Truist Credit Facility(2)	1,300,000	617,401	680,770	1,120,000	520,263	599,484
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)	275,000	275,000	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,983,401	$964,770	$2,420,000	$1,502,263	$917,484
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of December 31, 2024 and December 31, 2023, a letter of credit of $1,828 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 3,298 and 238, respectively, Canadian dollars (CAD) of 300 and 0, respectively and Pound Sterling (GBP) of 1,020 and 0, respectively.
(3)As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 and $3,297 and unamortized original issuance discount of $452, $0 and $3,398, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
For additional information on our debt obligations, see Note 6. “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
Pursuant to a Registration Statement on Form N-14 (File No. 333-283653), which went effective on January 14, 2025, we closed an exchange offer in which holders of the 2029 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 99.32% of the outstanding principal of the then restricted 2029 Notes obtained registered, unrestricted 2029 Notes.
On February 25, 2025, we amended and restated that certain senior secured revolving credit agreement with Truist Bank (the “A&R Credit Agreement”). The A&R Credit Agreement amended certain terms of the Truist Credit Facility, including, but not limited to, amendments to (a) increase the facility size from $1,300,000 to $1,450,000, (b) extend the revolving period and maturity date with respect to the loans and commitments held by the lenders who consented to the maturity extension until February 23, 2029 and February 25, 2030, respectively, (c) reprice the Truist Credit Facility to S + 1.775% and (d) modify certain covenant restrictions.
From January 1, 2025 through February 26, 2025, we repurchased 11,401 shares at an average price of $20.31, as part of the Company 10b5-1 plan.
On February 27, 2025, our Board authorized an amended and restated share repurchase plan, or the Amended and Restated Company 10b5-1 Plan. Under the Amended and Restated Company 10b5-1 Plan, we may acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Amended and Restated Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 24-months from the commencement date of the original Company 10b5-1 Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Amended and Restated Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Amended and Restated Company 10b5-1 Plan.
On February 27, 2025, our Board declared a distribution of $0.50 per share, which is payable on April 25, 2025 to shareholders of record as of March 31, 2025.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part II, Item 8 of this Report, including Note 2 “Significant Accounting Policies.”
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements included in this Report.

RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
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
As of December 31, 2024, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$113,227	$(38,355)	$74,872
Up 200 basis points	$75,485	$(25,570)	$49,915
Up 100 basis points	$37,742	$(12,785)	$24,957
Up 25 basis points	$9,436	$(3,196)	$6,240
Down 25 basis points	$(9,436)	$3,196	$(6,240)
Down 100 basis points	$(37,742)	$12,785	$(24,957)
Down 200 basis points	$(75,485)	$25,570	$(49,915)
Down 300 basis points	$(113,227)	$38,355	$(74,872)
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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investments –Level 3 Fair Value Measurements (for first and second lien debt) — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company held first and second lien debt classified as Level 3 investments under accounting principles generally accepted in the United States of America. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.

We identified the valuation of first and second lien debt Level 3 investments as a critical audit matter given the judgments involved in estimating fair value, including the selection of valuation approaches and development of unobservable inputs. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of first and second lien debt Level 3 investments included the following, among others:
•We tested the effectiveness of controls over management’s valuation of first and second lien debt Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
•We evaluated the appropriateness of the valuation techniques used for first and second lien debt Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources or, as applicable, by comparing to independently developed estimates. For selected investments, we used the assistance of our fair value specialists.
•For certain investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate. For selected investments, we used the assistance of our fair value specialists.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.
/s/Deloitte & Touche LLP
New York, NY
February 27, 2025
We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Deloitte & Touche LLP
New York, NY
February 27, 2025

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	December 31, 2024	December 31, 2023
	(Audited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,813,127 and $3,226,776)	$3,791,494	$3,193,561
Cash and cash equivalents (restricted cash of $2,000 and $0)	72,372	69,705
Deferred financing costs	16,498	14,317
Interest and dividend receivable from non-controlled/non-affiliated investments	30,554	28,884
Subscription receivable	—	41
Receivable for investments sold/repaid	470	173
Prepaid expenses and other assets	630	53
Total assets	3,912,018	3,306,734

Liabilities
Debt (net of unamortized debt issuance costs of $6,527 and $5,564)	1,973,479	1,496,032
Payable for investment purchased	192	8
Payable to affiliates (Note 3)	29	2,870
Dividends payable	53,229	49,968
Management fees payable	7,042	2,012
Income based incentive fees payable	8,956	11,766
Interest payable	21,205	18,823
Accrued expenses and other liabilities	5,730	4,104
Total liabilities	2,069,862	1,585,583

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (100,000,000 shares authorized; 88,511,089 and 83,278,831 shares issued and outstanding)	89	83
Paid-in capital in excess of par value	1,812,443	1,712,609
Total distributable earnings (loss)	29,624	8,459
Total net assets	$1,842,156	$1,721,151
Total liabilities and net assets	$3,912,018	$3,306,734
Net asset value per share	$20.81	$20.67
The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$396,421	$355,530	$223,119
Payment-in-kind	10,709	4,276	1,626
Dividend income	2,591	2,124	1,488
Other income	6,354	5,808	4,360
Total investment income	416,075	367,738	230,593

Expenses:
Interest and other financing expenses	122,928	112,883	67,182
Management fees	35,415	30,550	26,715
Income based incentive fees	43,467	42,012	26,635
Capital gains incentive fees	—	—	(2,441)
Professional fees	6,718	4,470	3,206
Directors’ fees	533	345	362
Administrative service fees	216	178	72
General and other expenses	97	633	510
Total expenses	209,374	191,071	122,241
Expense support (Note 3)	—	—	44
Management fees waiver (Note 3)	(9,936)	(22,913)	(20,036)
Incentive fees waiver (Note 3)	(6,035)	—	—
Net expenses	193,403	168,158	102,249
Net investment income (loss) before taxes	222,672	199,580	128,344
Excise tax expense	2,437	1,519	334
Net investment income (loss) after taxes	220,235	198,061	128,010

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(16,480)	118	537
Foreign currency and other transactions	13	—	—
Net realized gain (loss)	(16,467)	118	537
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	11,904	32,835	(80,005)
Translation of assets and liabilities in foreign currencies	(108)	—	—
Net unrealized appreciation (depreciation)	11,796	32,835	(80,005)
Net realized and unrealized gain (loss)	(4,671)	32,953	(79,468)
Net increase (decrease) in net assets resulting from operations	$215,564	$231,014	$48,542

Net investment income (loss) per share (basic and diluted)	$2.48	$2.67	$2.08
Earnings per share (basic and diluted)	$2.43	$3.11	$0.79
Weighted average shares outstanding	88,649,149	74,239,743	61,676,363

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets
(In thousands, except share and per share amount)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net assets at the beginning of period	$1,721,151	$1,397,305	$1,188,587
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	220,235	198,061	128,010
Net realized gain (loss)	(16,467)	118	537
Net change in unrealized appreciation (depreciation)	11,796	32,835	(80,005)
Net increase in net assets resulting from operations	215,564	231,014	48,542

Distributions to stockholders from:
Distributable earnings	(195,729)	(169,291)	(119,437)
Total distributions to stockholders	(195,729)	(169,291)	(119,437)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs	95,847	220,238	249,291
Reinvestment of dividends	23,385	41,885	30,322
Repurchase of common stock	(18,062)	—	—
Net increase (decrease) in net assets resulting from capital transactions	101,170	262,123	279,613
Total increase (decrease) in net assets	121,005	323,846	208,718
Net assets at end of period	$1,842,156	$1,721,151	$1,397,305
Dividends per share	$2.20	$2.27	$1.92

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$215,564	$231,014	$48,542
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(11,904)	(32,835)	80,005
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	108	—	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	10	—	—
Net realized (gain) loss on investments	16,480	(118)	(537)
Net realized (gain) loss on foreign currency and other transactions	(13)	—	—
Net accretion of discount and amortization of premium on investments	(14,866)	(11,314)	(11,418)
Payment-in-kind interest and dividend capitalized	(13,073)	(6,069)	(2,714)
Amortization of deferred financing costs	3,726	3,249	3,735
Amortization of debt issuance costs and original issuance discount on unsecured notes	3,853	2,548	1,551
Purchases of investments and change in payable for investments purchased	(1,232,200)	(632,097)	(945,209)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	657,194	362,493	393,780
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,670)	(7,973)	(9,171)
(Increase) decrease in prepaid expenses and other assets	(132)	(13)	228
(Decrease) increase in payable to affiliates	(2,841)	784	(2,345)
(Decrease) increase in management fees payable	5,030	229	477
(Decrease) increase in incentive fees payable	(2,810)	3,648	(541)
(Decrease) increase in interest payable	2,382	1,804	13,738
(Decrease) increase in accrued expenses and other liabilities	1,626	826	44
Net cash provided by (used in) operating activities	(373,536)	(83,824)	(429,835)
Cash flows from financing activities:
Borrowings on debt	1,189,469	408,000	1,566,175
Repayments on debt	(712,000)	(438,000)	(1,284,850)
Deferred financing costs paid	(5,907)	(9,942)	(4,006)
Debt issuance costs paid	(4,114)	—	(9,259)
Dividends paid in cash	(169,083)	(110,497)	(85,748)
Proceeds from issuance of common stock, net of underwriting & offering costs	95,888	222,753	254,585
Repurchases of common stock	(18,062)	—	—
Net cash provided by (used in) financing activities	376,191	72,314	436,897
Net increase (decrease) in cash, cash equivalents and restricted cash	2,655	(11,510)	7,062

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows
(In thousands)

Effect of foreign exchange rate changes on cash	12	—	—
Cash, cash equivalents and restricted cash, beginning of period	69,705	81,215	74,153
Cash, cash equivalents and restricted cash, end of period	$72,372	$69,705	$81,215

Supplemental information and non-cash activities:
Excise tax paid	$1,516	$361	$57
Interest expense paid	$112,955	$105,282	$48,565
Reinvestment of dividends	$23,385	$41,885	$30,322
Dividends payable	$53,229	$49,968	$33,058
Non-cash purchases of investments	$(24,930)	$—	$—
Non-cash sales of investments	$24,930	$—	$—
Subscriptions receivable	$—	$41	$2,556

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	3,389	$3,346	$3,389	0.18%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	4,194	4,190	4,194	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	—	(1)	—	—
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	17,862	17,781	16,647	0.90
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	17,986	17,816	16,763	0.91
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	1,851	1,844	1,725	0.09
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	34,367	33,937	34,314	1.86
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	4,210	4,150	4,192	0.23
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	—	(19)	(6)	—
								83,043	81,218	4.41
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.23%	6/11/2027	14,118	13,960	14,118	0.77
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,639	1,602	1,602	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	150	147	147	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	75	68	68	—
								15,777	15,935	0.87
Automobile Components
Continental Battery Company	(6) (8)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	1/20/2027	6,473	6,415	4,571	0.25
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	12.24%	10/28/2028	27,110	26,683	23,862	1.30
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	6,608	6,467	6,608	0.36
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	664	634	664	0.04
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	305	288	305	0.02
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	45,548	45,098	44,086	2.39
Sonny's Enterprises, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	113	103	68	—
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	23,170	22,970	23,040	1.25
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	7,449	7,322	7,360	0.40
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(5)	(5)	—
								115,975	110,559	6.00
Automobiles
ARI Network Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	20,614	20,459	20,533	1.11
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	3,557	3,530	3,544	0.19
ARI Network Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	1,380	1,376	1,369	0.07

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	6,364	$6,252	$6,289	0.34%
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	1,864	1,815	1,821	0.10
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	154	137	142	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	26,470	26,216	26,449	1.44
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	—	(33)	(3)	—
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	367	360	363	0.02
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/2/2025	37,170	36,996	35,899	1.95
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/2/2025	37,353	37,140	36,076	1.96
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	2,936	2,911	2,917	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	713	633	617	0.03
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	—	(1)	(1)	—
								137,791	136,015	7.38
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	26,824	26,698	26,824	1.46
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	796	759	796	0.04
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	—	(14)	—	—
								27,443	27,620	1.50
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.33%	4/23/2027	13,617	13,617	13,617	0.74
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.33%	4/23/2026	—	—	—	—
								13,617	13,617	0.74
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	13,845	13,676	13,571	0.74
Tank Holding Corp.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	1,709	1,671	1,701	0.09
Tank Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	414	403	412	0.02
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	—	(9)	(16)	—
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	4,805	4,747	4,567	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	393	389	359	0.02
								20,877	20,594	1.12
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	16,929	16,773	16,929	0.92
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	5,432	5,394	5,432	0.29
Atlas Us Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	9.63%	12/9/2029	8,970	8,802	8,970	0.49
Atlas Us Finco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.63%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.33%	7/29/2029	11,529	10,952	9,927	0.54
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	5,022	4,975	4,994	0.27

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—		$(21)	$(26)	—%
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—		(11)	(7)	—
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	9,882		9,787	9,882	0.54
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	—		(12)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	741		726	741	0.04
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	1,812		1,792	1,805	0.10
Encore Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	12,409		12,226	12,285	0.67
Encore Holdings, LLC	(6) (16)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—		(5)	(2)	—
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	467		462	461	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	195		189	189	0.01
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	—		(2)	(3)	—
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	18,833		18,591	16,825	0.91
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	4,416		4,357	3,945	0.21
FLS Holding, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	901		883	709	0.04
Ground Penetrating Radar Systems, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	20,460		20,183	20,460	1.11
Ground Penetrating Radar Systems, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	—		(52)	—	—
Ground Penetrating Radar Systems, LLC	(6) (16)	First Lien Debt	P +	4.25%	11.75%	4/2/2031	326		291	326	0.02
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	6,790		6,678	6,788	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	11,098		10,864	11,059	0.60
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	—		(19)	—	—
Hercules Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$	824	448	363	0.02
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	13,587		13,458	13,587	0.74
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	563		545	563	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/28/2030	—		(20)	—	—
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	6,938		6,771	6,938	0.38
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	654		635	654	0.04
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	10/2/2029	—		(22)	—	—
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	3,849		3,800	3,849	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	190		185	187	0.01
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—		(3)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	26,325		26,325	26,325	1.43
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	3,752		3,685	3,752	0.20
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/24/2030	456		423	456	0.02
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	3,182		3,151	3,182	0.17
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—		(7)	—	—
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—		(3)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.18%	12/08/2028	10,838		$10,699	$10,838	0.59%
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.18%	12/8/2027	—		(13)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	9.58%	12/28/2029	C$	5,647	5,451	5,570	0.30
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	—		(16)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$	793	757	776	0.04
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2034	1,674		836	1,085	0.06
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2036	4,872		—	—	—
Sweep Purchaser, LLC	(6)	First Lien Debt	S +	5.75% PIK	10.24%	6/30/2027	6,129		6,129	6,129	0.33
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.24%	6/30/2027	3,163		3,163	3,163	0.17
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.24%	6/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	7,019		6,939	7,019	0.38
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	595		584	595	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	—		(10)	—	—
Transit Technologies, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	7,955		7,878	7,955	0.43
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	—		(13)	—	—
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.51%	8/20/2030	—		(16)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	6/23/2031	8,888		8,762	8,888	0.48
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	6/23/2031	485		447	485	0.03
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	6/21/2030	—		(14)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	13,851		13,747	12,111	0.66
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	1,955		1,945	1,709	0.09
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	2,250		2,240	1,967	0.11
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	7,972		7,895	7,972	0.43
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	309		296	309	0.02
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	72,257		71,720	72,257	3.92
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	496		491	496	0.03
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	—		(10)	—	—
									343,057	340,869	18.50
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	12,978		12,744	12,883	0.70
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	—		(34)	(14)	—
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	33,518		33,103	29,640	1.61
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	7,675		7,573	6,788	0.37
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.53%	2/1/2030	4,090		3,992	4,090	0.22

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.53%	2/1/2030	1,674	$1,627	$1,674	0.09%
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.53%	2/1/2029	—	(14)	—	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	20,047	19,951	20,047	1.09
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(16)	—	—
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(14)	—	—
								78,912	75,108	4.08
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	22,395	22,204	22,279	1.21
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	2,911	2,862	2,884	0.16
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	—	(20)	(12)	—
								25,046	25,151	1.37
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	17,030	16,811	15,794	0.86
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	26,676	26,346	26,676	1.45
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	145	140	145	0.01
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	945	920	945	0.05
								44,217	43,560	2.36
Distributors
48Forty Solutions, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	17,476	17,267	11,291	0.61
48Forty Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	1,167	1,140	207	0.01
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.98%	2/23/2028	17,008	16,749	15,899	0.86
Avalara, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	10,402	10,224	10,402	0.56
Avalara, Inc.	(6) (16)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(16)	—	—
Bradyplus Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	7,950	7,817	7,950	0.43
Bradyplus Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	50	47	50	—
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	4/9/2030	41,594	41,239	41,594	2.26
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	4/9/2030	—	(4)	—	—
								94,463	87,393	4.74
Diversified Consumer Services
Any Hour, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	23,604	23,277	23,354	1.27
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	669	617	595	0.03
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	1,662	1,616	1,626	0.09
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	6,371	6,260	6,304	0.34

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	36,909	$36,334	$36,909	2.00%
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	8,789	8,629	8,789	0.48
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	1,980	1,937	1,980	0.11
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	20,741	20,518	20,741	1.13
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	4,148	4,106	4,148	0.23
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(19)	—	—
Eclipse Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	4,244	4,203	4,244	0.23
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	—	(3)	—	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.26%	9/6/2031	—	(4)	—	—
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	17,244	17,082	17,244	0.94
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	—	(22)	—	—
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.65%	6/17/2030	—	(27)	—	—
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	20,428	20,057	20,428	1.11
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	—	(51)	—	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	588	526	588	0.03
FPG Intermediate Holdco, LLC	(6) (8) (11)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	3/5/2027	435	431	346	0.02
FPG Intermediate Holdco, LLC	(6) (8) (11) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	3/5/2027	11	11	11	—
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	1,926	1,919	1,825	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	3/1/2028	8,200	8,109	8,200	0.45
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	3/1/2028	541	534	541	0.03
LUV Car Wash Group, LLC	(6) (8)	First Lien Debt	S +	7.00%	11.74%	12/9/2026	887	882	887	0.05
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	3,263	3,219	2,959	0.16
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	692	682	627	0.03
Magnolia Wash Holdings	(6) (8) (16)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	87	85	72	—
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.61%	2/24/2031	8,706	8,627	8,706	0.47
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	2/24/2031	—	(11)	—	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	1,761	1,722	1,761	0.10
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	3,409	3,330	3,405	0.18
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	407	398	407	0.02
								174,974	176,697	9.59
Electrical Equipment
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	2,188	2,155	2,155	0.12
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(6)	(6)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	$(6)	$(6)	—%
								2,143	2,143	0.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	7/6/2028	6,061	5,986	4,496	0.24
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	7/6/2028	401	396	297	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	14,308	14,127	14,270	0.77
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	4,956	4,877	4,954	0.27
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	233	214	233	0.01
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.77%	3/2/2028	12,235	11,986	12,235	0.66
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.85%	3/2/2029	25,500	25,454	22,440	1.22
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2030	15,365	15,118	15,261	0.83
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2030	—	(24)	(21)	—
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2029	—	(38)	(17)	—
NSi Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	7,368	7,296	7,296	0.40
NSi Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(6)	(6)	—
NSi Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(13)	(13)	—
								85,373	81,425	4.42
Financial Services
Applitools, Inc.	(6) (9) (12)	First Lien Debt	S +	6.25% PIK	10.58%	5/25/2029	4,023	3,987	3,989	0.22
Applitools, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	6.25%	10.58%	5/25/2028	—	(5)	(4)	—
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	4,707	4,598	4,707	0.26
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	7,568	7,410	7,568	0.41
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	—	(2)	—	—
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	8,909	8,830	8,841	0.48
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	463	368	434	0.02
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	—	(5)	(3)	—
MAI Capital Management Intermediate, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	4,632	4,587	4,632	0.25
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	866	849	866	0.05
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	138	128	138	0.01
PMA Parent Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	3,036	2,992	2,992	0.16
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	—	(3)	(3)	—
RFS Opco, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	4/4/2031	14,464	14,330	14,407	0.78
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	3.50%	7.83%	4/4/2029	90	86	88	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	7,217	$7,180	$7,217	0.39%
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	4,286	4,228	4,286	0.23
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	536	526	536	0.03
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	107	104	107	0.01
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.86%	7/25/2029	33,745	33,195	33,252	1.81
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.86%	7/25/2029	837	793	794	0.04
								94,176	94,844	5.15
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.74%	10/5/2026	41,811	41,312	39,875	2.16
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.74%	10/5/2026	5,903	5,850	5,630	0.31
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (13)	Other Debt		16.25% PIK	16.25%	6/18/2026	1,500	1,500	885	0.05
Nellson Nutraceutical, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	10.40%	12/23/2025	18,270	18,192	18,270	0.99
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	10,812	10,764	10,504	0.57
								77,618	75,164	4.08
Ground Transportation
SV Newco 2, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	22,853	22,530	22,672	1.23
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(98)	(113)	(0.01)
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(118)	(68)	—
								22,314	22,491	1.22
Health Care Equipment & Supplies
Performance Health & Wellness	(6) (7) (8)	First Lien Debt	S +	5.75%	10.21%	7/12/2027	9,398	9,305	9,398	0.51
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.34%	3/13/2029	4,340	4,244	4,310	0.23
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,858	1,825	1,854	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	(1)	—
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(6)	(1)	—
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	5,597	5,501	5,597	0.30
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	—	(10)	—	—
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	—	(14)	—	—
								20,841	21,157	1.15
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.86%	9/15/2031	449	441	447	0.02
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	9/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	20,283	20,026	20,126	1.09
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	1,783	1,749	1,769	0.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	744	$740	$744	0.04%
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	210	209	210	0.01
Gateway US Holdings, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	1,828	1,820	1,828	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	4,174	4,130	4,174	0.23
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	4,139	4,124	4,139	0.22
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,623	1,605	1,623	0.09
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(1)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	7,080	6,997	7,080	0.38
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	9	9	9	—
Imagine 360, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	12,157	12,043	12,157	0.66
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(8)	—	—
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(10)	—	—
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	11.24%	8/21/2026	490	483	475	0.03
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	11.24%	8/21/2026	34	33	33	—
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	4,040	4,002	4,028	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(8)	(5)	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(6)	(2)	—
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	11,989	11,854	11,968	0.65
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	19,928	19,554	19,697	1.07
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	934	889	901	0.05
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	6/1/2030	28,593	28,263	28,593	1.55
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	6/1/2030	—	(28)	(28)	—
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	6/1/2029	—	(12)	—	—
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.26%	8/31/2029	4,335	4,199	4,332	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.52%	8/31/2029	15,048	14,918	15,048	0.82
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.44%	9/1/2027	8,889	8,798	8,773	0.48
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.44%	9/1/2027	2,767	2,723	2,713	0.15
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	1/2/2029	4,255	4,213	4,255	0.23
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	1/2/2029	1,079	1,061	1,077	0.06
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (9)	First Lien Debt	S +	4.75%	9.11%	9/9/2027	11,716	11,653	11,604	0.63
Suveto	(6) (16)	First Lien Debt	P +	3.75%	11.25%	9/9/2027	65	55	52	—
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	9/9/2027	62	61	61	—
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	6/28/2029	8,612	8,572	8,612	0.47

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	5,767	$5,767	$5,767	0.31%
Vardiman Black Holdings, LLC	(6) (10) (11) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	597	582	597	0.03
								181,496	182,857	9.93
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	6.00%	10.36%	9/19/2030	39,259	38,748	39,259	2.13
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00%	10.36%	9/19/2029	—	(22)	—	—
Lightspeed Buyer, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	23,156	22,981	23,156	1.26
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	—	(5)	—	—
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	—	(1)	—	—
								61,701	62,415	3.39
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	11,746	11,646	11,730	0.64
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	192	182	191	0.01
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	—	(9)	(1)	—
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.61%	8/13/2029	1,298	1,278	1,284	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	8.11%	8/13/2029	€237	242	243	0.01
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	8/13/2029	—	(13)	(20)	—
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	8/14/2028	—	(2)	(1)	—
Raptor Merger Sub Debt, LLC	(7) (9)	First Lien Debt	S +	5.50%	9.83%	4/1/2029	31,907	31,206	31,801	1.73
Raptor Merger Sub Debt, LLC	(9) (16)	First Lien Debt	S +	5.50%	9.83%	4/1/2029	488	435	480	0.03
								44,965	45,707	2.48
Insurance Services
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	2,863	2,821	2,863	0.16
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	1,257	1,248	1,257	0.07
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2028	—	(5)	—	—
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,029	1,995	2,009	0.11
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	42,100	41,635	42,100	2.29
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	9,156	9,056	9,156	0.50
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(60)	—	—
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	30,430	30,061	30,430	1.65
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	1,698	1,668	1,698	0.09
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	185	160	185	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	23,662	23,484	23,560	1.28
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	2,304	2,260	2,270	0.12

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	9,789	$9,682	$9,789	0.53%
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	39,313	38,797	39,288	2.13
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	4/16/2027	—	(16)	—	—
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	4,410	4,335	4,410	0.24
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	5,425	5,321	5,425	0.29
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(45)	—	—
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(20)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	44,454	44,454	44,454	2.41
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (9) (11)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	9/8/2027	5,425	5,371	4,650	0.25
Majesco	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	9/21/2028	33,555	33,077	33,555	1.82
Majesco	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	9/21/2027	—	(14)	—	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	61,723	60,953	61,723	3.35
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	2,243	2,194	2,243	0.12
Peter C. Foy & Associates Insurance Services, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	19,998	19,854	19,998	1.09
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	8,511	8,443	8,504	0.46
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	11/1/2027	—	(4)	—	—
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	32,129	31,780	32,129	1.74
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	3,781	3,758	3,781	0.21
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	66,670	65,501	66,557	3.61
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	—	(6)	(28)	—
								447,738	452,006	24.54
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	23,534	23,319	23,371	1.27
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	4,522	4,492	4,487	0.24
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	—	(16)	(18)	—
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	31,725	31,518	29,197	1.58
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	12,798	12,770	11,778	0.64
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	4,036	4,011	3,715	0.20
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.25%	5/5/2028	27,020	26,721	25,864	1.40
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.25%	5/5/2028	—	(38)	(171)	(0.01)
								102,777	98,223	5.33
IT Services
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	17,469	17,294	17,294	0.94
Apollo Acquisition, Inc.	(6) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(31)	(31)	—
Apollo Acquisition, Inc.	(6) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(24)	(24)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Atlas Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.33%	5/5/2028	5,811		$5,811	$3,463	0.19%
Atlas Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.33%	5/5/2028	2,510		2,510	2,510	0.14
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	38,954		38,469	38,370	2.08
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	8,765		8,665	8,633	0.47
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	1,460		1,414	1,396	0.08
Donuts, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.49%	12/29/2027	24,599		24,415	24,550	1.33
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	30,393		29,999	30,098	1.63
GI DI Cornfield Acquisition, LLC	(6) (16)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	—		(99)	(152)	(0.01)
Help/Systems Holdings, Inc. (Fortra LLC)	(9)	Second Lien Debt	S +	6.75%	11.44%	11/19/2027	17,500		17,500	13,576	0.74
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.47%	3/2/2029	2,607		2,595	2,607	0.14
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	6.00%	10.73%	8/12/2026	40,215		39,955	40,215	2.18
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.73%	8/12/2026	—		(21)	—	—
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	10.68%	6/15/2029	10,720		10,615	10,720	0.58
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	10.68%	6/15/2029	8,845		8,723	8,827	0.48
Ridge Trail US Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	23,976		23,626	23,912	1.30
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	—		(60)	(22)	—
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.83%	3/31/2031	744		704	737	0.04
Syntax Systems, Ltd.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.46%	10/27/2028	37,377		37,153	37,296	2.02
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	22,702		22,490	22,702	1.23
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	16,740		16,595	16,740	0.91
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (16)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	1,321		1,307	1,321	0.07
UpStack, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	9,750		9,656	9,750	0.53
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	—		(18)	—	—
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	225		211	225	0.01
Victors Purchaser, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	5,094		5,045	5,094	0.28
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	—		(6)	—	—
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	C$	146	99	101	0.01
									324,592	319,908	17.37
Life Sciences Tools & Services
Model N, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	11,934		11,821	11,934	0.65
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	—		(15)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	—		(16)	—	—
									11,790	11,934	0.65
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	13,394		13,255	13,303	0.72

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	—	$(11)	$(9)	—%
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	4,303	4,206	4,288	0.23
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(8)	—	—
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	11,731	11,611	11,731	0.64
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	3,636	3,599	3,636	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	500	479	500	0.03
								33,131	33,449	1.82
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	7,423	7,205	7,423	0.40
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,549	1,525	1,549	0.08
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	40	26	40	—
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	11,199	11,093	11,199	0.61
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	983	961	983	0.05
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	—	(12)	—	—
								20,798	21,194	1.15
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	10,927	10,765	10,594	0.58
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	1,599	1,574	1,550	0.08
Caerus US 1, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	88	72	52	—
								12,411	12,196	0.66
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (8)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	9,130	9,041	9,130	0.50
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (16)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	—	(12)	—	—
Accordion Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	27,391	27,121	27,121	1.47
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(22)	(22)	—
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(30)	(30)	—
Ascend Partner Services, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	4,899	4,852	4,899	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	—	(40)	—	—
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	1,010	994	1,010	0.05
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	17,057	16,665	16,927	0.92
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	15,295	14,886	15,158	0.82
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	15,407	15,313	15,407	0.84
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	1,920	1,909	1,920	0.10
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	—	(5)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	4,313	4,270	4,270	0.23
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(11)	(11)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	125	$115	$115	0.01%
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	24,260	23,968	24,260	1.32
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	15,218	15,003	15,218	0.83
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	13,973	13,907	13,973	0.76
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	—	(9)	—	—
GPS Merger Sub, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	6,786	6,675	6,757	0.37
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	—	(10)	—	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	—	(16)	—	—
IG Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	10,788	10,684	10,684	0.58
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	—	(12)	(12)	—
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	3,189	3,123	3,173	0.17
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	1,086	1,040	1,067	0.06
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	—	(17)	(4)	—
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	5,299	5,224	3,891	0.21
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	1,292	1,272	948	0.05
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	122	121	90	—
Project Boost Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.76%	5/2/2029	5,610	5,573	5,610	0.30
Project Boost Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	5/2/2028	176	173	176	0.01
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	2,208	2,186	2,186	0.12
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(11)	(11)	—
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(6)	(6)	—
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	16,409	16,179	16,243	0.88
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	693	663	668	0.04
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	5/6/2030	—	(23)	(18)	—
								200,733	200,787	10.90
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	10,893	10,884	10,893	0.59
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	141	141	141	0.01
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	339	338	339	0.02
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	58,735	58,439	58,694	3.19
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	4	3	4	—
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	128	120	126	0.01
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	25,016	24,750	24,718	1.34
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	5,981	5,915	5,910	0.32
Zarya Intermediate, LLC	(6) (8) (12)	First Lien Debt	S +	6.50%	11.01%	7/1/2027	35,142	35,142	35,107	1.91
Zarya Intermediate, LLC	(6) (8) (12) (16)	First Lien Debt	S +	6.50%	11.01%	7/1/2027	—	—	(4)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								$135,732	$135,928	7.38%

Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.08%	4/12/2027	22,389	22,197	22,123	1.20
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.08%	4/12/2027	—	(41)	(63)	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	6/21/2029	33,040	32,619	32,918	1.79
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	20,468	20,400	20,468	1.11
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	—	(23)	—	—
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	12	11	12	—
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	5.00%	9.59%	7/15/2027	39,356	39,008	39,308	2.13
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	31,700	31,397	31,700	1.72
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	—	(36)	—	—
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.83%	7/1/2030	—	(51)	—	—
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	22,200	21,989	22,200	1.21
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(49)	—	—
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(39)	—	—
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.32%	5/14/2029	3,656	3,603	3,656	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.32%	5/15/2028	—	(3)	—	—
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.96%	6/9/2027	39,698	39,511	39,698	2.15
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.96%	6/9/2027	—	(51)	—	—
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.09%	2/27/2030	2,253	2,207	2,243	0.12
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/27/2030	—	(10)	(5)	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/27/2029	—	(14)	(4)	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	6/28/2029	5,830	5,718	5,830	0.32
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	6/28/2029	—	(6)	—	—
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	28,138	27,943	28,138	1.53
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(28)	—	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(18)	—	—
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.70%	8/29/2029	19,505	19,120	19,427	1.05
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.70%	8/29/2029	—	(39)	(10)	—
Everbridge Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	39,380	39,194	39,380	2.14
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	4,374	4,337	4,374	0.24
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	—	(21)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Formstack Acquisition Co	(6) (8)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	10,896	$10,749	$10,828	0.59%
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	1,089	1,053	1,061	0.06
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	219	190	205	0.01
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	10,860	10,576	10,860	0.59
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	5,672	5,483	5,672	0.31
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(15)	—	—
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	12,874	12,761	12,874	0.70
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	6,972	6,906	6,970	0.38
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	74,547	74,178	74,547	4.05
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	15	14	15	—
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	—	(13)	—	—
Hootsuite, Inc.	(6) (12)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	22,388	22,077	22,190	1.20
Hootsuite, Inc.	(6) (12) (16)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	—	(34)	(22)	—
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	5,323	5,229	5,239	0.28
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	—	(9)	(8)	—
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	14,329	14,180	14,329	0.78
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	220	215	220	0.01
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	216	208	216	0.01
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.11%	6/24/2029	26,300	25,926	26,300	1.43
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.11%	6/24/2029	695	686	695	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	6/24/2028	1,333	1,285	1,333	0.07
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	9,091	8,838	8,925	0.48
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	—	(25)	(17)	—
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	7/22/2029	8,511	8,452	8,511	0.46
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.00%	11.50%	7/22/2028	168	163	168	0.01
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	14,483	14,274	14,483	0.79
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	—	(43)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	6/11/2029	6,901	6,853	6,857	0.37
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	6/11/2029	—	(3)	(3)	—
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	3,336	3,309	3,307	0.18
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	1,993	1,974	1,968	0.11
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	—	(2)	(3)	—
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	8,394	8,312	8,312	0.45

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€3,090	$3,324	$3,168	0.17%
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£1,030	1,327	1,277	0.07
Optimizely North America, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(12)	(12)	—
PDFTron Systems, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.59%	7/15/2026	2,567	2,519	2,557	0.14
Pound Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	22,180	22,008	22,122	1.20
Pound Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	528	528	522	0.03
Pound Bidco, Inc.	(6) (7) (8) (12) (16)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	—	(8)	(3)	—
Project Leopard Holdings, Inc.	(10) (12)	First Lien Debt	S +	5.25%	9.94%	7/20/2029	6,154	5,840	5,493	0.30
Reorganized Mobileum Acquisition Co, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	9/11/2029	187	187	187	0.01
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.49%	4/15/2027	19,255	19,205	17,949	0.97
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.49%	4/15/2027	51	51	47	—
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	5,679	5,586	5,635	0.31
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	4,187	4,103	4,145	0.23
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	—	(15)	(7)	—
Runway Bidco, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	10,928	10,819	10,819	0.59
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(14)	(13)	—
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(14)	(13)	—
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	4/5/2028	21,010	20,782	19,151	1.04
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	4/5/2028	85	49	(249)	(0.01)
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	8,869	8,827	8,822	0.48
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	742	735	735	0.04
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	—	(4)	(4)	—
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	2/19/2026	—	(2)	(4)	—
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.25%	4/5/2029	38,689	38,145	38,689	2.10
								696,522	698,438	37.91
Wireless Telecommunication Services
Mobile Communications America, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	5,895	5,820	5,895	0.32
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	366	352	366	0.02
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.78%	10/16/2029	240	229	240	0.01
								6,401	6,501	0.35
Total Debt Investments								$3,758,444	$3,733,103	202.65%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		4/22/2021	6,538	$654	$446	0.02%
						654	446	0.02

Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		6/29/2021	8,500	850	1,463	0.08
						850	1,463	0.08
Commercial Services & Supplies
Encore Holdings, LLC	(6) (14) (15)	Common Equity		11/21/2021	3,013	395	1,103	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/2021	1,000,000	1,000	1,470	0.08
Surewerx Topco, LP	(6) (12) (14) (15)	Common Equity		12/28/2022	512	512	684	0.04
						1,907	3,257	0.18
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	659	0.04
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		3/12/2024	1,666,989	75	83	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25%	6/24/2022	1,000,000	1,337	980	0.05
						2,791	1,722	0.09
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/1/2024	2,748	—	—	0.00
						—	—	0.00
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	9/5/2024	120	1,180	1,175	0.06
LUV Car Wash	(6) (14) (15)	Common Equity		4/6/2022	123	123	83	0.00
						1,303	1,258	0.07
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	150	0.01
						150	150	0.01
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		3/22/2021	17,543	2,013	1,028	0.06
						2,013	1,028	0.06
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/2021	165,761	1,220	2,117	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		3/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (12) (14) (15)	Common Equity		11/19/2021	19,257	1,926	1,870	0.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity		6.00% PIK	3/29/2024	2,649,446	$1,809	$923	0.05%
							4,955	4,910	0.27
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity			9/1/2022	908	25	54	0.00
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity			10/31/2022	21,744	277	350	0.02
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity		10.50%	12/21/2021	3,250,000	4,402	4,323	0.23
							4,704	4,727	0.26
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (14) (15)	Common Equity			3/1/2021	162,309	421	1,082	0.06
Help HP SCF Investor, LP (Help/Systems)	(12) (14) (15)	Common Equity			5/12/2021	9,619,564	12,461	17,193	0.93
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity			3/5/2021	1,000,000	1,000	570	0.03
							13,882	18,845	1.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity			2/9/2024	67,388	2,981	1,571	0.09
Verdantas, LLC	(6) (14) (15)	Common Equity			5/3/2024	4,780	5	6	0.00
Verdantas, LLC	(6) (15)	Preferred Equity		10.00%	5/3/2024	473,220	506	572	0.03
							3,492	2,149	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/2021	1,882,739	1,937	1,770	0.10

Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50%	4/5/2021	5,000	7,037	7,110	0.39
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	2,966	100	239	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		11.75%	6/25/22	2,790	3,668	3,784	0.21
Reorganized Mobileum Grandparent, LLC	(6) (14) (15)	Common Equity			9/12/24	25,375	—	—	0.00
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/21	2,255	3,196	3,272	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			8/29/23	477,846	621	783	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	7/7/22	1,012,200	1,423	1,478	0.08
							16,045	16,666	0.90
Total Equity Investments							$54,683	$58,391	3.17%
Total Portfolio Investments							$3,813,127	$3,791,494	205.82%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							$8,976	$8,976	0.49%
Cash							63,396	63,396	3.44
Total Cash and Cash Equivalents							$72,372	$72,372	3.93%
Total Portfolio Investments, Cash and Cash Equivalents							$3,885,499	$3,863,866	209.75%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	350,000	445	—	445

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the C at 3.32%, 1-month E at 2.85%, 1-month S at 4.33%, 3-month S at 4.31%, 6-month S at 4.25%, SA at 4.70% and the P at 7.50%.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee, under the supervision of the Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(8)	Loan includes interest rate floor of 1.00%.
(9)	Loan includes interest rate floor of 0.75%.
(10)	Loan includes interest rate floor of 0.50%.
(11)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 7.63% of total assets as calculated in accordance with regulatory requirements.

(13)	Investment was on non-accrual status as of December 31, 2024.
(14)	Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $58,391 or 3.17% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(16) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
48Forty Solutions, LLC	Revolver	11/30/2029	$1,547	$(548)
ARI Network Services, Inc.	Revolver	8/28/2026	1,841	(7)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	750	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	1,400	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	4,565	(22)
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(30)
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/14/2026	41	—
Alert Media, Inc.	Revolver	4/12/2027	4,266	(62)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	1,335	—
Amerilife Holdings, LLC	Revolver	8/31/2028	437	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,249	(8)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	6,255	(66)
Any Hour, LLC	Revolver	5/23/2030	1,801	(19)
Apex Service Partners, LLC	Revolver	10/24/2029	932	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	6,094	(30)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,437	(24)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	569	—
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	3/9/2028	155	—
Applitools, Inc.	Revolver	5/25/2028	433	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	537	(1)
Aptean, Inc.	Revolver	1/30/2031	984	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(14)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	7/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	8,418	—
Ascend Partner Services, LLC	Revolver	8/11/2031	673	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	705	—
Associations, Inc.	Revolver	7/3/2028	339	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	10,571	—
AuditBoard, Inc.	Revolver	7/14/2031	4,229	—
Avalara, Inc.	Revolver	10/19/2028	1,040	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	$184	$—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	1,578	(18)
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	386	—
Bullhorn, Inc.	Revolver	10/1/2029	717	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	1,842	(22)
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,471	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	906	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,083	(33)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,188	(11)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	875	(9)
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(42)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	1,141	—
Cerity Partners, LLC	Revolver	7/30/2029	236	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	6,276	(9)
Chase Intermediate, LLC	Revolver	10/30/2028	530	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	1,263	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	4,000	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,577	(26)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,220	(7)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	1,085	(5)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(4)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	—
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	4,118	—
Diligent Corporation	Revolver	8/2/2030	2,745	—
Drivecentric Holdings, LLC	Revolver	8/15/2031	3,529	(3)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	505	(2)
Dwyer Instruments, Inc.	Revolver	7/20/2029	1,387	—
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	2,384	(10)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	5,881	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	2,940	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	719	—
Eclipse Buyer, Inc.	Revolver	9/6/2031	365	—
Encore Holdings, LLC	Delayed Draw Term Loan	10/31/2026	126	(1)
Encore Holdings, LLC	Delayed Draw Term Loan	12/20/2026	2,500	(6)
Encore Holdings, LLC	Revolver	11/23/2027	539	(2)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	$477	$(4)
Energy Labs Holdings Corp.	Revolver	4/7/2028	222	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	4,773	—
Essential Services Holding Corporation	Revolver	6/17/2030	2,983	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	6,783	—
Everbridge Holdings, LLC	Revolver	7/2/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	44	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,000	(19)
Excelitas Technologies Corp.	Revolver	8/14/2028	131	(1)
FLS Holding, Inc.	Revolver	12/17/2027	901	(96)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,319	(18)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	688	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,754	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	6	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,273	(21)
Formstack Acquisition Co	Revolver	3/28/2030	1,969	(12)
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	4,083	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	807	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/1/2026	2,250	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	6/30/2026	250	—
Fullsteam Operations, LLC	Revolver	11/27/2029	608	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/4/2026	3,398	(26)
GC Waves Holdings, Inc.	Revolver	10/4/2030	331	(2)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	15,667	(152)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2026	1,274	—
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	51	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	2,470	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	1,257	—
Galway Borrower, LLC	Revolver	9/29/2028	2,029	—
Gateway US Holdings, Inc.	Revolver	9/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,955	(2)
Granicus, Inc.	Revolver	1/17/2031	1,800	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	7,184	—
GraphPad Software, LLC	Revolver	6/30/2031	2,993	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	4/2/2027	7,733	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ground Penetrating Radar Systems, LLC	Revolver	4/2/2031	$2,279	$—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	2,685	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	5,193	(36)
Helios Service Partners, LLC	Revolver	3/19/2027	1,290	—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	4,519	(14)
Hercules Borrower, LLC	Delayed Draw Term Loan	4/17/2025	2,176	(670)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	5,655	(24)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	7,587	(25)
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	—
Hootsuite, Inc.	Revolver	5/22/2030	2,500	(22)
Hyland Software, Inc.	Revolver	9/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	9/22/2028	1,211	(11)
Icefall Parent, Inc.	Revolver	1/25/2030	507	(8)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/2/2028	1,064	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	1,082	—
Inszone Mid, LLC	Delayed Draw Term Loan	7/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/12/2029	1,569	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	434	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(5)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(2)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	340	—
Iris Buyer, LLC	Revolver	10/2/2029	1,001	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,346	(7)
KENG Acquisition, Inc.	Delayed Draw Term Loan	7/17/2026	1,465	(7)
KENG Acquisition, Inc.	Revolver	8/1/2029	878	(4)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	637	—
Kaseya, Inc.	Revolver	6/25/2029	642	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,339	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	826	(3)
LegitScript, LLC	Revolver	6/24/2028	2,833	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	6/1/2025	545	—
Lightspeed Buyer, Inc.	Revolver	2/3/2027	146	—
LogRhythm, Inc.	Revolver	7/2/2029	909	(16)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	$1,869	$—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	894	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,000	—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	34	—
MRI Software, LLC	Revolver	2/10/2027	2,174	(2)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(21)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(17)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(7)
Majesco	Revolver	9/21/2027	1,575	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,553	—
Mobile Communications America, Inc.	Revolver	10/16/2029	720	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	3,265	—
Model N, Inc.	Revolver	6/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	7/22/2028	812	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	(6)
NSi Holdings, Inc.	Revolver	11/15/2031	1,316	(13)
Nasuni Corporation	Revolver	9/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	(3)
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/1/2025	878	(8)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(3)
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(12)
PDFTron Systems, Inc.	Revolver	7/15/2026	5,133	(6)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	2,301	(12)
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	(12)
PMA Parent Holdings, LLC	Revolver	1/31/2031	214	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,937	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	5,602	(28)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	2,243	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	269	(1)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	—
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	1,631	(4)
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	59	—
Pound Bidco, Inc.	Revolver	2/1/2027	1,163	(3)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	700	(3)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	$238	$—
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	273	—
Project Potter Buyer, LLC	Revolver	4/23/2026	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(18)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	6,778	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	3,189	—
RFS Opco, LLC	Revolver	4/4/2029	410	(2)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2025	1,580	—
Randy's Holdings, Inc.	Revolver	11/1/2029	594	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	(7)
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	151	(1)
Revalize, Inc.	Revolver	4/15/2027	19	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	8/30/2027	8,268	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,012	(5)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	1,264	(10)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(7)
RoadOne IntermodaLogistics	Revolver	12/29/2028	255	(6)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,477	—
Routeware, Inc.	Revolver	9/18/2031	341	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(13)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(13)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	14,319	(113)
SV Newco 2, Inc.	Revolver	6/2/2031	8,591	(68)
Securonix, Inc.	Revolver	4/5/2028	3,697	(327)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	—
Smarsh, Inc.	Revolver	2/16/2029	161	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	1,302	(42)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(6)
Spark Buyer, LLC	Revolver	10/15/2031	438	(6)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	8,432	(47)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,125	(3)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	6,552	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Superman Holdings, LLC	Revolver	8/29/2031	$2,901	$—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	1,128	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	341	—
Suveto	Revolver	9/9/2027	1,231	(12)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	240	(1)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	73	—
Tank Holding Corp.	Revolver	3/31/2028	800	(16)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	661	—
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	(1)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	2,841	—
Transit Technologies, LLC	Revolver	8/20/2030	1,704	—
Trintech, Inc.	Revolver	7/25/2029	2,092	(31)
Triple Lift, Inc.	Revolver	5/5/2028	4,000	(171)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	755	(4)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(4)
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	2,200	(6)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(6)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(11)
UHY Advisors, Inc.	Revolver	11/21/2031	584	(6)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	4,465	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	990	—
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	3,750	—
UpStack, Inc.	Revolver	8/25/2031	1,275	—
V Global Holdings, LLC	Revolver	12/22/2025	279	(14)
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	87	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	14,495	(91)
Vehlo Purchaser, LLC	Revolver	5/24/2028	143	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	1,719	—
Verdantas, LLC	Delayed Draw Term Loan	11/8/2026	2,500	(18)
Verdantas, LLC	Revolver	5/6/2030	1,754	(18)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/1/2026	734	(3)
Vertex Service Partners, LLC	Revolver	11/8/2030	53	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	2,750	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vessco Midco Holdings, LLC	Revolver	7/24/2031	$1,244	$—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,213	—
Victors Purchaser, LLC	Revolver	8/15/2031	570	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(28)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,178	—
YI, LLC	Revolver	12/3/2029	883	—
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	(4)
iCIMS, Inc.	Revolver	8/18/2028	36	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,734	(22)
Total First Lien Debt Unfunded Commitments			$564,839	$(3,621)
Total Unfunded Commitments			$564,839	$(3,621)

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
December 31, 2024
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
Cash, Cash Equivalents and Restricted Cash
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
As of December 31, 2024 and December 31, 2023, the Company had certain investments in two and three portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 and December 31, 2023 was $8,117 and $19,353, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company accrued $2,437, $1,519 and $334 of U.S. federal excise tax, respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 13 for more information.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.
(3)SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 25, 2019, the Company entered into an investment advisory agreement with our Adviser (the "Original Investment Advisory Agreement").
On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser (as amended and restated, the “Investment Advisory Agreement”). The Investment Advisory Agreement incorporates (i) a cumulative three-year lookback provision and (ii) a cap on quarterly income incentive fee payments based on net realized capital loss, if any, during the applicable three-year lookback period. The Investment Advisory Agreement was most recently re-approved by the Board in August 2024 and will continue from year to year if approved annually the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors").
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, Base Management Fees were $25,479, $7,637 and $6,679, net of waiver, respectively. As of December 31, 2024 and December 31, 2023, $7,042 and $2,012, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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
Pre-incentive fee net investment income in respect of the First Calendar Quarter was compared to a hurdle rate equal to 1.5% (6.0% annualized), and, if pre-incentive fee net investment income for the First Calendar Quarter exceeded the hurdle rate, the incentive fee would be 100% of pre-incentive fee net investment income until the Adviser has received a “catch up” equal to 17.5%, plus 17.5% of pre-incentive fee net investment income above the catch up.
Commencing with the quarter ending June 30, 2024, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.5% per quarter (6% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The incentive fee based on income for each calendar quarter will be determined as follows:

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

Commencing with the quarter ending June 30, 2024, each income incentive fee is subject to an incentive fee cap (the “Incentive Fee Cap”) that in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined herein) during the Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable and if the Incentive Fee Cap is less than the amount of incentive fee based on income that would otherwise be payable, the amount of incentive fee based on income shall be reduced to an amount equal to the Incentive Fee Cap.

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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, income based incentive fees were $37,432, $42,012 and $26,635, net of waiver respectively. As of December 31, 2024 and December 31, 2023, $8,956 and $11,766, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, the Investment Adviser accrued $0, $0 and $(2,441) capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of December 31, 2024 and December 31, 2023, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $216, $178 and $72, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023 were $29 and $178, respectively.
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
For the year ended December 31, 2024, December 31, 2023 and December 31, 2022, the Investment Adviser recaptured $0, $0 and $44, respectively, of previously waived amounts from the Company.
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
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of December 31, 2024 and December 31, 2023, MS Credit Partners Holdings held approximately 11.0% and 11.7% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
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
Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023(1)
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,669,886	$3,654,538	96.5%	$3,027,413	$3,004,544	94.1%
Second Lien Debt	78,803	69,367	1.8	146,014	132,415	4.1
Other Debt Investments	9,755	9,198	0.2	3,410	2,064	0.1
Equity	54,683	58,391	1.5	49,939	54,538	1.7
Total	$3,813,127	$3,791,494	100.0%	$3,226,776	$3,193,561	100.0%
(1) The Company reclassified certain investment composition groupings by breaking out Other Securities into Other Debt Investments and Equity. These reclassifications had no impact on the Consolidated Statements of Assets and Liabilities as of December 31, 2023.
The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	2.2%	2.2%
Air Freight & Logistics	0.3	1.1
Automobile Components	3.0	3.5
Automobiles	3.6	4.7
Biotechnology	0.7	0.5
Building Products	0.4	—
Chemicals	0.5	0.6
Commercial Services & Supplies	9.1	9.6
Construction & Engineering	2.0	1.5
Consumer Staples Distribution & Retail	0.7	—
Containers & Packaging	1.2	1.4
Distributors	2.3	2.9
Diversified Consumer Services	4.7	2.5
Electrical Equipment	0.1	—
Electronic Equipment, Instruments & Components	2.1	2.1
Energy Equipment & Services	—	0.5
Financial Services	2.5	1.9
Food Products	2.0	2.3
Ground Transportation	0.6	—
Health Care Equipment & Supplies	0.6	0.7
Health Care Providers & Services	5.0	4.6
Health Care Technology	1.6	1.9
Industrial Conglomerates	1.2	1.3
Insurance Services	12.0	14.9
Interactive Media & Services	2.6	3.2
IT Services	8.9	8.7
Leisure Products	—	0.7
Life Sciences Tools & Services	0.3	—
Machinery	0.9	2.1
Multi-Utilities	0.6	0.7
Pharmaceuticals	0.3	0.4
Professional Services	5.4	3.8
Real Estate Management & Development	3.6	5.3
Software	18.9	14.2
Wireless Telecommunication Services	0.1	0.2
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$8,798	$8,970	0.2%	$16,985	$17,048	0.5%
Canada	153,734	154,953	4.1	98,674	98,387	3.1
United Kingdom	12,411	12,196	0.3	12,398	12,629	0.4
United States	3,638,184	3,615,375	95.4	3,098,719	3,065,497	96.0
Total	$3,813,127	$3,791,494	100.0%	$3,226,776	$3,193,561	100.0%
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
Level 3—inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, first and second lien debt, non-investment grade residual interests in securitizations and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	December 31, 2024				December 31, 2023(2)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$51,329	$3,603,209	$3,654,538	$—	$24,674	$2,979,870	$3,004,544
Second Lien Debt	—	36,016	33,351	69,367	—	35,567	96,848	132,415
Other Debt Investments	—	—	9,198	9,198	—	—	2,064	2,064
Equity	—	—	41,198	41,198	—	—	38,572	38,572
Subtotal	$—	$87,345	$3,686,956	$3,774,301	$—	$60,241	$3,117,354	$3,177,595
Investment measured at net asset value(1)				17,193				15,966
Total Investments				$3,791,494				$3,193,561
Cash equivalents	$8,976	$—	$—	$8,976	$—	$—	$—	$—
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$2,064	$38,572	$3,117,354
Purchases of investments(1)	1,220,903	836	5,770	3,888	1,231,397
Proceeds from principal repayments and sales of investments(2)	(594,707)	(59,230)	—	(1,481)	(655,418)
Accretion of discount/amortization of premium	13,762	837	16	—	14,615
Payment-in-kind	9,091	842	560	2,580	13,073
Net change in unrealized appreciation (depreciation)	7,497	3,723	788	(2,117)	9,891
Net realized gains (losses)	(5,731)	(10,505)	—	(244)	(16,480)
Transfers into/(out) of Level 3(3)	(27,476)	—	—	—	(27,476)
Fair value, end of period	$3,603,209	$33,351	$9,198	$41,198	$3,686,956

Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$4,259	$(1,256)	$788	$(1,682)	$2,109
(1)     Purchases may include investments received in corporate action and restructurings.
(2)     Sales may include investments received in corporate action and restructurings.
(3)     Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
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

	December 31, 2024
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,597,236	Yield Analysis	Discount Rate	8.05%	34.06%	10.31%
	5,973	Market Approach	EBITDA Multiple			6.50x
Investments in second lien debt	33,351	Yield Analysis	Discount Rate	10.18%	16.41%	15.09%
Other debt	8,313	Yield Analysis	Discount Rate	9.42%	14.90%	10.74%
	885	Market Approach	EBITDA Multiple			9.00x
Preferred equity	22,694	Income Approach	Discount Rate	12.15%	17.50%	13.71%
	923	Market Approach	EBITDA Multiple			8.50x
Common equity	14,442	Market Approach	EBITDA Multiple	3.90x	18.70x	13.47x
	3,139	Market Approach	Revenue Multiple	7.60x	12.70x	8.80x
Total Investments	$3,686,956
(1) For an asset category that contains a single investment, the range is not included.
(2) During the year ended December 31, 2024, one unsecured debt position with a fair value of $2.01 million transitioned from an income approach to a yield analysis valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2023
				Range
Asset Category	Fair Value	Valuation Technique	Significant Unobservable Input	Low	High	Weighted Average(1)
Investments in first lien debt	$2,979,870	Yield Analysis	Discount Rate	8.61%	25.09%	11.00%
Investments in second lien debt	96,848	Yield Analysis	Discount Rate	10.80%	31.13%	14.37%
Other debt	1,894	Income Approach	Discount Rate	14.60%	14.60%	14.60%
	170	Market Approach	EBITDA Multiple	9.00x	9.00x	9.00x
Preferred equity	18,758	Income Approach	Discount Rate	12.19%	15.68%	13.47%
	1,275	Market Approach	Revenue Multiple	7.50x	7.50x	7.50x
Common equity	16,600	Market Approach	EBITDA Multiple	8.10x	18.70x	13.26x
	1,939	Market Approach	Revenue Multiple	7.60x	9.80x	8.47x
Total Investments	$3,117,354
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

		December 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
CIBC Subscription Facility(1)	3	$—	$—	$—	$—
BNP Funding Facility	3	316,000	316,000	282,000	282,000
Truist Credit Facility	3	617,401	617,401	520,263	520,263
2027 Notes(2)	2	422,174	418,370	420,834	407,617
2025 Notes(2)	3	274,144	275,000	272,935	275,000
2029 Notes(2)	3	343,760	350,455	—	—
Total		$1,973,479	$1,977,226	$1,496,032	$1,484,880
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 and $3,297 and unamortized original issuance discount of $452, $0 and $3,398, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT
The Company’s debt obligations were as follows.

	December 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
CIBC Subscription Facility(1)	$—	$—	$—	$—	$—	$—
BNP Funding Facility	600,000	316,000	284,000	600,000	282,000	318,000
Truist Credit Facility(2)	1,300,000	617,401	680,770	1,120,000	520,263	599,484
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)	275,000	275,000	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	—	—	—
Total	$2,950,000	$1,983,401	$964,770	$2,420,000	$1,502,263	$917,484
(1)The CIBC Subscription Facility matured and was fully paid off as of December 31, 2022.
(2)As of December 31, 2024 and December 31, 2023, a letter of credit of $1,828 and $253, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024 and December 31, 2023, the Company had borrowings denominated in Euros (EUR) of 3,298 and 238, respectively, Canadian dollars (CAD) of 300 and 0, respectively and Pound Sterling (GBP) of 1,020 and 0, respectively.
(3)As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 and $3,297 and unamortized original issuance discount of $452, $0 and $3,398, respectively. As of December 31, 2023, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $3,499, $2,065 $0, and unamortized original issuance discount of $667, $0 and $0, respectively.
The Company's summary information of its debt obligations were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Combined weighted average interest rate (1)	6.46%	6.51%	4.05%
Combined weighted average effective interest rate (2)	6.90%	6.85%	4.41%
Combined weighted average debt outstanding	$1,681,358	$1,576,285	$1,432,492
(1) Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the credit facilities, and each of the respective unsecured notes.
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

The summary information of the CIBC Subscription Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$—	$—	$8,312
Facility unused commitment fees	—	—	26
Amortization of deferred financing costs	—	—	1,347
Total	$—	$—	$9,685
Weighted average interest rate	—%	—%	3.13%
Weighted average outstanding balance	$—	$—	$262,184
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of December 31, 2024, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.25% and, after the reinvestment period, 2.75%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility reinvestment period ends on August 21, 2027 and the facility has a final maturity date of August 21, 2029.
The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$20,662	$27,086	$15,376
Facility unused commitment fees	2,068	771	507
Amortization of deferred financing costs	1,650	1,257	1,145
Total	$24,380	$29,114	$17,028
Weighted average interest rate	7.77%	7.51%	3.90%
Weighted average outstanding balance	$261,541	$355,507	$389,216
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility). The maximum principal amount of the Truist Credit Facility is $1,300,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of December 31, 2024, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $1,950,000. As of December 31, 2024, the availability period of the Truist Credit Facility will terminate on April 19, 2028. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus either (A) 0.75% or (B) 0.875%, based on certain borrowing base conditions and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus 1.875% per annum or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. As of December 31, 2024, the Truist Credit Facility has a maturity date of April 19, 2029.
The summary information of the Truist Credit Facility is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$36,415	$37,055	$11,959
Facility unused commitment fees	2,912	2,287	2,487
Amortization of deferred financing costs	2,077	1,992	1,243
Total	$41,404	$41,334	$15,689
Weighted average interest rate	7.15%	7.02%	3.68%
Weighted average outstanding balance	$500,828	$520,778	$320,955
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
The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the February 2027 Notes Indenture. Interest on the 2027 Notes is due semiannually in February and August of each year. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The summary information of 2027 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$19,125	$19,125	$17,000
Accretion of original issuance discount	215	214	190
Amortization of debt issuance costs	1,133	1,122	996
Total	$20,473	$20,461	$18,186
Stated interest rate	4.50%	4.50%	4.50%
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
The summary information of 2025 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$20,762	$20,762	$6,229
Amortization of debt issuance costs	1,216	1,212	365
Total	$21,978	$21,974	$6,594
Stated interest rate	7.55%	7.55%	7.55%
2029 Notes

On May 17, 2024, the Company issued $350,000 in aggregate principal amount of 6.150% notes due 2029 (the “2029 Notes”), pursuant to the Second Supplemental Indenture dated May 17, 2024 (the “Second Supplemental Indenture”), which supplements the Base Indenture (together with the Second Supplemental Indenture, the “March 2029 Notes Indenture”).
The 2029 Notes will mature on May 17, 2029 and may be redeemed in whole or in part at the Company’s option at any time prior to April 17, 2029 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the March 2029 Notes Indenture and at par value on April 17, 2029 or thereafter. Interest on the 2029 Notes is due semiannually in May and November of each year. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the 2029 Notes Offering, the Company entered into interest rate swaps. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes. For the year ended December 31, 2024, the Company paid no periodic payments. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of December 31, 2024, the interest rate swaps had a fair value of $445. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Borrowing interest expense	$13,393	$—	$—
Accretion of original issuance discount	488	—	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	10	—	—
Amortization of debt issuance costs	802	—	—
Total	$14,693	$—	$—
Stated interest rate	6.15%	—%	—%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had $564,839 and $294,950 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS
Equity
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Total distributable earnings (loss), beginning of period	$8,459	$(54,779)	$15,782
Net investment income (loss) after taxes	220,235	198,061	128,010
Net realized gain (loss)	(16,467)	118	537
Net unrealized appreciation (depreciation)	11,796	32,835	(80,005)
Dividends declared	(195,729)	(169,291)	(119,437)
Tax reclassification of stockholders’ equity	1,330	1,515	334
Total distributable earnings (loss), end of period	$29,624	$8,459	$(54,779)
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
Distributions
Prior to January 26, 2024, the Company had an “opt in” dividend reinvestment plan, or the Prior DRIP. As a result, the Company’s stockholders who elected to “opt in” to the Prior DRIP had their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The Company adopted an “opt out” DRIP on January 26, 2024 as amended and restated effective December 7, 2024, the DRIP. As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of

Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the year ended December 31, 2024, and December 31, 2023:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares(1)
For the year ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(2)(3)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(2)(3)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(2)
			$2.20	2,299,108
For the year ended December 31, 2023
March 28, 2023	March 28, 2023	April 25, 2023	$0.50	482,721
June 27, 2023	June 27, 2023	July 25, 2023	0.57	554,001	(4)
September 26, 2023	September 26, 2023	October 25, 2023	0.60	579,388	(5)
December 28, 2023	December 28, 2023	January 25, 2024	0.60	615,660	(5)
			$2.27	2,231,770
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
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	39,344	$19.99	39,344	$99.2
August 1, 2024 - August 31, 2024	217,796	20.10	217,796	94.8
September 1, 2024 - September 30, 2024	172,513	20.04	172,513	91.4
October 1, 2024 - October 31, 2024	187,607	19.99	187,607	87.6
November 1, 2024 - November 30, 2024	307,336	20.34	307,336	81.9
December 1, 2024 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596
No shares were repurchased under the Company's 10b5-1 plan during the six months ended June 30, 2024.
No shares were repurchased under the Company's 10b5-1 Plan during the year ended December 31, 2023.
(9) EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Numerator—net increase/(decrease) in net assets resulting from operations	$215,564	$231,014	$48,542
Denominator—weighted average shares outstanding	88,649,149	74,239,743	61,676,363
Basic and diluted earnings (loss) per share	$2.43	$3.11	$0.79
(10) INCOME TAXES
For income tax purposes, distributions made to the Company’s stockholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Distributions paid from:
Ordinary income (including net short-term capital gains)	$195,611	$168,975	$119,433
Net long-term capital gains	118	316	4
Total taxable distributions	$195,729	$169,291	$119,437
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
For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2024. The amount carried forward to 2025 is estimated to be approximately $68,618, of which $68,618 is expected to be ordinary income and $0 is expected to be capital gains, although these amounts will not be finalized until the 2024 tax returns are filed in 2025.
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
The book-to-tax differences relating to distributions made to the Company’s stockholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Paid-in capital in excess of par value	$(1,330)	$(1,515)	$(334)
Total distributable earnings (loss)	1,330	1,515	334
The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2024, December 31, 2023 and December 31, 2022):

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
Gross unrealized appreciation	$38,155	$19,066	$6,529
Gross unrealized depreciation	(59,527)	(52,242)	(72,587)
Net unrealized appreciation (depreciation)	$(21,372)	$(33,176)	$(66,058)
Tax cost of investments at year end	$3,813,066	$3,226,720	$2,939,635
At December 31, 2024 the Company had available for federal income tax purposes unused capital losses of approximately $17,387, of which $11,768 are short-term and $5,619 are long-term, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$20.67	$19.81	$20.91	$20.08	$20.00
Net investment income (loss)	2.48	2.67	2.08	2.34	1.41
Net unrealized and realized gain (loss)(2)	(0.07)	0.46	(1.26)	0.52	(0.28)
Net increase (decrease) in net assets resulting from operations	2.41	3.13	0.82	2.86	1.13
Dividends declared	(2.20)	(2.27)	(1.92)	(2.07)	(1.30)
Repurchase of common Stock	0.01	—	—	—	—
Issuance of common stock, net of underwriting and offering costs	(0.08)	—	—	0.04	0.25
Total increase (decrease) in net assets	0.14	0.86	(1.10)	0.83	0.08
Net asset value, end of period	$20.81	$20.67	$19.81	$20.91	$20.08
Per share market value, end of period	20.66	n/a	n/a	n/a	n/a
Shares outstanding, end of period	88,511,089	83,278,831	70,536,678	56,838,027	15,024,425
Weighted average shares outstanding	88,649,149	74,239,743	61,676,363	31,159,302	7,559,426
Total return based on net asset value(3)	12.00%	16.40%	3.99%	14.83%	7.07%
Total return based on market value(4)	11.19%	n/a	n/a	n/a	n/a
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,842,156	$1,721,151	$1,397,305	$1,188,587	$301,620
Ratio of net expenses to average net assets(5)	10.52%	11.14%	7.99%	6.77%	7.02%
Ratio of expenses before waivers to average net assets(5)	11.38%	12.65%	9.55%	8.26%	8.20%
Ratio of net investment income to average net assets(5)	11.83%	13.01%	9.97%	10.55%	6.62%
Ratio of total contributed capital to total committed capital, end of period	n/a	100.00%	86.48%	88.87%	20.57%
Asset coverage ratio(6)	193.00%	215.00%	191.00%	195.00%	190.00%
Portfolio turnover rate	18.85%	11.98%	14.87%	27.18%	31.11%

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
(5)Amounts are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable.
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

(12) SENIOR SECURITIES
The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($in thousands)	($in thousands)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
December 31, 2024	$350,000	1,930	—	N/A(4)
Truist Credit Facility
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
December 31, 2020	$—	—	—	N/A(4)
CIBC Subscription Facility
December 31, 2024	$—	—	—	N/A(4)
December 31, 2023	$—	—	—	N/A(4)
December 31, 2022	$—	—	—	N/A(4)
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
December 31, 2019	$—	—	—	N/A(4)
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “ - ” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading on a stock exchange.
(13) SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

(14) SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
Pursuant to a Registration Statement on Form N-14 (File No. 333-283653), which went effective on January 14, 2025, the Company closed an exchange offer in which holders of the 2029 Notes that were restricted because they were issued in a private placement were offered the opportunity to exchange such notes for new, registered notes with substantially identical terms. Through this exchange offer, holders representing 99.32% of the outstanding principal of the then restricted 2029 Notes obtained registered, unrestricted 2029 Notes.
On February 25, 2025, the Company amended and restated that certain senior secured revolving credit agreement with Truist Bank (the “A&R Credit Agreement”). The A&R Credit Agreement amended certain terms of the Truist Credit Facility, including, but not limited to, amendments to (a) increase the facility size from $1,300,000 to $1,450,000, (b) extend the revolving period and maturity date with respect to the loans and commitments held by the lenders who consented to the maturity extension until February 23, 2029 and February 25, 2030, respectively, (c) reprice the Truist Credit Facility to S + 1.775% and (d) modify certain covenant restrictions.
From January 1, 2025 through February 26, 2025, the Company repurchased 11,401 shares at an average price of $20.31, as part of the Company 10b5-1 plan
On February 27, 2025, the Board authorized an amended and restated share repurchase plan, or the Amended and Restated Company 10b5-1 Plan. Under the Amended and Restated Company 10b5-1 Plan, the Company may acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Amended and Restated Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 24-months from the commencement date of the original Company 10b5-1 Plan (refer to Note 8 “Net Assets” for information on the original Company 10b5-1 plan), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Amended and Restated Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Amended and Restated Company 10b5-1 Plan.
On February 27, 2025, the Board declared a distribution of $0.50 per share, which is payable on April 25, 2025 to shareholders of record as of March 31, 2025.
.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of our Independent Registered Public Accounting Firm.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
On February 25, 2025, we amended and restated that certain senior secured revolving credit agreement with Truist Bank (the “A&R Credit Agreement”). The A&R Credit Agreement amended certain terms of the Truist Credit Facility, including, but not limited to, amendments to (a) increase the facility size from $1,300,000 to $1,450,000, (b) extend the revolving period and maturity date with respect to the loans and commitments held by the lenders who consented to the maturity extension until February 23, 2029 and February 25, 2030, respectively, (c) reprice the Truist Credit Facility to S + 1.775% and (d) modify certain covenant restrictions.

The foregoing description is only a summary of the material provisions of the A&R Credit Agreement and is qualified in its entirety by reference to a copy of the A&R Credit Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics” of this Form 10-K.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

PART IV.
Item 15. Exhibits

(a) Documents filed as part of this Report

The following documents are filed as part of this Report:

(1) Financial Statements - Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 86 of this annual report on Form 10-K.

(2) Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.

(3) Exhibits - The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference. Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
(b) Exhibits

Exhibit
3.1	Form of Certificate of Incorporation (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
3.2	Amended and Restated Bylaws(Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10- Q, filed by the Company on May 10, 2023 (File No. 814-01332).
4.1*	Description of Securities.
4.2
Indenture, dated as of February 11, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)).

4.3
First Supplemental Indenture, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)).

4.4	Form of 4.500% Notes due 2027 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)).
4.5
Second Supplemental Indenture, dated as of May 17, 2024, relating to the 6.150% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 17, 2024 (File No. 814-01332)).

4.6	Form of 6.150% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 17, 2024 (File No. 814-01332)).
10.1
Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024 (Incorporated by reference to the Company’s Post Effective Amendment No. 1 to the Registration Statement on Form N-2, filed by the Company on January 30, 2024 (File No. 333-276056)).

10.2	Form of Waiver Letter Agreement to the Investment Advisory Agreement (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
10.3	Form of Administration Agreement (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
10.4	Form of Custody Agreement (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
10.5	Form of License Agreement (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
10.6**	Form of Indemnification Agreement (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
10.7	Amended and Restated Dividend Reinvestment Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed by the Company on November 7, 2024 (File No. 814-01332)).

Exhibit
10.8
Revolving Credit and Security Agreement, dated as of October 14, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2020 (File No. 814-01332)).

10.9
Purchase and Sale Agreement, dated as of October 14, 2020, between DLF Financing SPV LLC, as purchaser, and Morgan Stanley Direct Lending Fund, as seller (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed by the Company on October 20, 2020 (File No. 814-01332)).

10.10
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 11, 2020, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)).

10.11
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of March 2, 2021, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed by the Company on March 19, 2021 (File No. 814-01332)).

10.12
Amendment No. 3 to Revolving Credit and Security Agreement, dated as of September 22, 2023, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 28, 2023 (File No. 814-01332)).

10.13
Amendment No. 4 to Revolving Credit and Security Agreement, dated as of June 26, 2024, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed by the Company on August 8, 2024 (File No. 814-01332)).

10.14
Amendment No. 5 to Revolving Credit and Security Agreement, dated as of August 21, 2024, among DLF Financing SPV LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Morgan Stanley Direct Lending Fund, as equity holder and servicer, and U.S. Bank National Association, as collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on August 27, 2024 (File No. 814-01332)).

10.15
Senior Secured Revolving Credit Agreement, dated as of July 16, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 22, 2021 (File No. 814-01332)).

10.16
Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of December 3, 2021, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed by the Company on March 18, 2022 (File No. 814-01332 )).

10.17
Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated May 20, 2022, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders party thereto, and Truist Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed by the Company on May 20, 2022 (File No. 814-01332)).

10.18
Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc, as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, LTD and Sumitomo Mitsui Banking Corporation, as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332)).

10.19
Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of April 19, 2024, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 23, 2024 (File No. 814-01332)).

Exhibit
10.20*
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2025, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers

10.21
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 14, 2022 (File No. 814-01332)).

10.22
Registration Rights Agreement, dated as of February 11, 2022, relating to the 4.500% Notes due 2027, by and among the Company and SMBC Nikko Securities America, Inc., J.P. Morgan Securities LLC, MUFG Securities Americas Inc. and Truist Securities, Inc., as the representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on February 11, 2022 (File No. 814-01332)).

10.23
Registration Rights Agreement, dated as of May 17, 2024, relating to the 6.150% Notes due 2029, by and among the Company and Truist Securities, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed by the Company on May 17, 2024 (File No. 814-01332)).

14.1	Code of Ethics of Morgan Stanley Direct Lending Fund (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.7	Morgan Stanley Direct Lending Fund Clawback Policy (Incorporated by reference to Exhibit 99.7 to the Company’s Annual Report on Form 10-K, filed by the Company on March 1, 2024 (File No. 814-01332)).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: February 27, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 27, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (principal executive officer)

Dated: February 27, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: February 27, 2025	By:	/s/ Jonathan Frohlinger
Jonathan Frohlinger Principal Accounting Officer

Dated: February 27, 2025	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: February 27, 2025	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: February 27, 2025	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: February 27, 2025	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: February 27, 2025	By:	/s/ Adam Metz
Adam Metz Director