Form 10-Q
period 2025-03-31
Morgan Stanley Direct Lending Fund
filed 2025-05-08
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding at May 7, 2025 was 87,146,275.

MORGAN STANLEY DIRECT LENDING FUND
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
SIGNATURES

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,821,720 and $3,813,127)	$3,783,126	$3,791,494
Non-controlled/affiliated investments, at fair value (amortized cost of $5,011 and $0)	5,052	—
Total investments, at fair value (cost of $3,826,731 and $3,813,127)	3,788,178	3,791,494
Cash and cash equivalents (restricted cash of $3,820 and $2,000)	69,400	72,372
Deferred financing costs	19,847	16,498
Interest and dividend receivable from non-controlled/non-affiliated investments	26,894	30,554
Interest and dividend receivable from non-controlled/affiliated investments	40	—
Receivable for investments sold/repaid	364	470
Other assets	7,448	630
Total assets	3,912,171	3,912,018

Liabilities
Debt (net of unamortized debt issuance costs of $5,634 and $6,527)	2,008,946	1,973,479
Payable for investment purchased	2,096	192
Payable to affiliates (Note 3)	11	29
Dividends payable	44,103	53,229
Management fees payable	8,977	7,042
Income based incentive fees payable	9,468	8,956
Payable for Stock repurchased (Note 8)	392	—
Interest payable	16,366	21,205
Accrued expenses and other liabilities	4,005	5,730
Total liabilities	2,094,364	2,069,862

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 88,019,757 and 88,511,089 shares issued and outstanding)	88	89
Paid-in capital in excess of par value	1,802,435	1,812,443
Distributable earnings (loss)	15,284	29,624
Total net assets	$1,817,807	$1,842,156
Total liabilities and net assets	$3,912,171	$3,912,018
Net asset value per share	$20.65	$20.81
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$94,941	$94,631
Payment-in-kind income	4,188	2,644
Dividend income	594	565
Other income	1,695	1,261
From non-controlled/affiliated investments:
Interest income	26	—
Payment-in-kind income	14	—
Total investment income	101,458	99,101
Expenses:
Interest and other financing expenses	34,179	27,260
Management fees	9,618	8,230
Income based incentive fees	9,843	11,336
Professional fees	1,608	1,217
Directors’ fees	129	146
Administrative service fees	60	25
General and other expenses	182	108
Total expenses	55,619	48,322
Management fees waiver (Note 3)	(641)	(3,098)
Incentive fees waiver (Note 3)	(375)	(1,210)
Net expenses	54,603	44,014
Net investment income (loss) before taxes	46,855	55,087
Excise tax expense	627	436
Net investment income (loss) after taxes	46,228	54,651
Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	562	(5,625)
Foreign currency and other transactions	(13)	—
Net realized gain (loss)	549	(5,625)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(17,148)	2,658
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	42	—
Translation of assets and liabilities in foreign currencies	(1)	—
Net unrealized appreciation (depreciation)	(17,107)	2,658
Net realized and unrealized gain (loss)	(16,558)	(2,967)
Net increase (decrease) in net assets resulting from operations	$29,670	$51,684
Net investment income (loss) per share (basic and diluted)	$0.52	$0.63
Earnings per share (basic and diluted)	$0.34	$0.59
Weighted average shares outstanding	88,413,652	87,358,527

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amount)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net assets at the beginning of period	$1,842,156	$1,721,151
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	46,228	54,651
Net realized gain (loss)	549	(5,625)
Net change in unrealized appreciation (depreciation)	(17,107)	2,658
Net increase in net assets resulting from operations	29,670	51,684

Distributions to stockholders from:
Distributable earnings	(44,010)	(44,447)
Total distributions to stockholders	(44,010)	(44,447)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs	—	95,847
Reinvestment of dividends	—	12,792
Repurchase of common stock	(10,009)	—
Net increase (decrease) in net assets resulting from capital transactions	(10,009)	108,639
Total increase (decrease) in net assets	(24,349)	115,876
Net assets at end of period	$1,817,807	$1,837,027
Dividends per share	$0.50	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,670	$51,684
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	17,106	(2,658)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(24)	—
Net realized (gain) loss on investments	(562)	5,625
Net realized (gain) loss on foreign currency and other transactions	13	—
Net accretion of discount and amortization of premium on investments	(4,297)	(2,714)
Payment-in-kind interest and dividend capitalized	(4,936)	(3,226)
Amortization of deferred financing costs	960	926
Amortization of debt issuance costs and original issuance discount on unsecured notes	1,138	635
Purchases of investments and change in payable for investments purchased	(203,744)	(165,393)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	201,944	71,505
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	3,579	(457)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	41	—
(Increase) decrease in prepaid expenses and other assets	(2,651)	(247)
(Decrease) increase in payable to affiliates	(18)	(359)
(Decrease) increase in management fees payable	1,935	3,120
(Decrease) increase in incentive fees payable	512	(1,640)
(Decrease) increase in interest payable	(4,839)	(9,860)
(Decrease) increase in accrued expenses and other liabilities	(1,724)	(596)
Net cash provided by (used in) operating activities	34,104	(53,655)
Cash flows from financing activities:
Borrowings on debt	193,000	102,000
Repayments on debt	(163,000)	(112,000)
Deferred financing costs paid	(4,309)	—
Dividends paid in cash	(53,137)	(37,176)
Proceeds from issuance of common stock, net of underwriting & offering costs	—	95,888
Repurchases of common stock	(9,616)	—
Net cash provided by (used in) financing activities	(37,062)	48,712
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,958)	(4,943)
Effect of foreign exchange rate changes on cash	(14)	—
Cash, cash equivalents and restricted cash, beginning of period	72,372	69,705
Cash, cash equivalents and restricted cash, end of period	$69,400	$64,762

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,567	$1,457
Interest expense paid	$36,946	$35,558
Reinvestment of dividends	$—	$12,792
Dividends payable	$44,103	$44,447
Non-cash purchases of investments	$(5,010)	$(24,636)
Non-cash sales of investments	$5,010	$24,636

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	3,380	$3,342	$3,380	0.19%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	4,183	4,180	4,183	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	—	(1)	—	—
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	17,816	17,743	16,697	0.92
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	17,940	17,787	16,814	0.92
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	1,851	1,845	1,735	0.10
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	34,279	33,886	34,235	1.88
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	4,204	4,149	4,190	0.23
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	8/20/2027	1,024	1,008	1,019	0.06
								83,938	82,253	4.52
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.20%	6/11/2027	14,966	14,817	14,961	0.82
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	1,634	1,600	1,590	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	150	147	146	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	130	124	121	0.01
								16,688	16,818	0.93
Automobile Components
Continental Battery Company	(6) (8) (13)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.06%	1/20/2027	6,473	6,415	3,189	0.18
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.94%	10/28/2028	27,248	26,845	23,207	1.28
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	6,592	6,446	6,592	0.36
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	1,281	1,241	1,281	0.07
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	11/1/2029	395	377	395	0.02
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	45,430	45,008	43,095	2.37
Sonny's Enterprises, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	113	103	40	—
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	23,110	22,923	23,110	1.27
Spectrum Automotive Holdings Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	14,701	14,530	14,701	0.81
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(5)	—	—
								123,883	115,610	6.36
Automobiles
ARI Network Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	20,560	20,428	20,365	1.12
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	3,548	3,525	3,514	0.19

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
ARI Network Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	1,380	$1,379	$1,350	0.07%
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	6,348	6,240	6,348	0.35
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	2,871	2,814	2,871	0.16
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	154	138	154	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	26,470	26,223	26,357	1.45
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	—	(32)	(15)	—
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/28/2026	819	811	808	0.04
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	12/2/2025	37,074	36,945	35,229	1.94
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	12/2/2025	37,257	37,102	35,403	1.95
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	2,936	2,913	2,921	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	713	638	637	0.04
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	—	(1)	(1)	—
								139,123	135,941	7.48
Beverages
Vamos Bidco, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	5,400	5,347	5,347	0.29
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(11)	(11)	—
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(7)	(7)	—
								5,329	5,329	0.29
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	26,757	26,634	26,757	1.47
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	794	759	794	0.04
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	—	(13)	—	—
								27,380	27,551	1.52
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.30%	4/23/2027	13,581	13,581	13,581	0.75
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.30%	4/23/2026	—	—	—	—
								13,581	13,581	0.75
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	15,514	15,322	14,908	0.82
Tank Holding Corp.	(9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	486	474	466	0.03
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	—	(8)	(31)	—
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	4,792	4,739	4,554	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	492	487	458	0.03
								21,014	20,355	1.12
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.81%	12/26/2028	16,885	16,738	16,885	0.93

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.81%	12/26/2028	5,418	$5,383	$5,418	0.30%
Atlas Us Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	9.29%	12/9/2029	8,948	8,787	8,948	0.49
Atlas Us Finco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.29%	12/9/2028	—	(3)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.30%	7/29/2029	11,500	10,948	10,173	0.56
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	5,906	5,857	5,905	0.32
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(20)	(1)	—
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(11)	—	—
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	9,858	9,765	9,858	0.54
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(11)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	856	841	856	0.05
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	466	462	459	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	194	189	186	0.01
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.40%	4/7/2028	22	20	19	—
Firebird Acquisition Corp, Inc.	(6) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	5,667	5,639	5,639	0.31
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(8)	(8)	—
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(5)	(5)	—
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	18,785	18,556	16,581	0.91
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.69%	12/15/2028	4,404	4,349	3,888	0.21
FLS Holding, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.69%	12/17/2027	901	885	690	0.04
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	6,773	6,673	6,737	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	11,455	11,241	11,368	0.63
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	—	(17)	(7)	—
Hercules Borrower, LLC	(6) (9) (16)	First Lien Debt	C +	5.25%	8.02%	12/15/2026	4,984	4,937	4,866	0.27
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	13,553	13,428	13,553	0.75
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	562	544	562	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	6/28/2030	—	(19)	—	—
Iris Buyer, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	9.54%	10/2/2030	6,920	6,759	6,894	0.38
Iris Buyer, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	9.54%	10/2/2030	652	637	650	0.04
Iris Buyer, LLC	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.54%	10/2/2029	300	280	297	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	3,839	3,793	3,839	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	311	305	311	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	12/20/2028	—	(3)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	26,325	26,325	26,325	1.45
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	4,243	4,176	4,243	0.23

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	456		$424	$456	0.03%
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	3,182		3,152	3,163	0.17
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	91		84	82	—
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	—		(3)	(2)	—
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.15%	12/8/2028	10,810		10,679	10,810	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.15%	12/8/2027	—		(12)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	5,378		5,256	5,373	0.30
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	7.91%	12/28/2029	C$	255	185	177	0.01
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	300		282	299	0.02
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	815		797	814	0.04
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	7.91%	12/28/2028	C$	22	16	16	—
Sweep Midco, LLC	(6) (8) (14)	Second Lien Debt				3/12/2034	1,674		836	831	0.05
Sweep Midco, LLC	(6) (8) (14)	Second Lien Debt				3/12/2036	4,872		—	—	—
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75% PIK	10.15%	6/30/2027	6,268		6,268	6,268	0.34
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.15%	6/30/2027	3,156		3,156	3,156	0.17
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.15%	6/30/2027	—		—	—	—
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	7,001		6,926	6,950	0.38
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	594		583	589	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.20%	3/13/2028	—		(9)	(7)	—
Transit Technologies, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	7,955		7,880	7,955	0.44
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	890		872	890	0.05
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.17%	8/20/2030	—		(15)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	8,865		8,743	8,865	0.49
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	3,731		3,670	3,731	0.21
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	6/21/2030	—		(13)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.69%	4/13/2027	14,044		13,950	12,471	0.69
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.69%	4/13/2027	1,982		1,974	1,759	0.10
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.69%	4/13/2027	2,250		2,242	1,998	0.11
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	8,029		7,955	7,974	0.44
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	309		297	295	0.02
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	72,070		71,583	72,070	3.96
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	495		490	495	0.03
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.07%	6/29/2027	—		(9)	—	—
									325,659	322,607	17.75

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	12,946	$12,720	$12,547	0.69%
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(33)	(60)	—
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.89%	10/19/2028	33,431	33,040	30,326	1.67
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.89%	10/19/2028	7,655	7,560	6,944	0.38
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	4,079	3,985	4,079	0.22
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	1,670	1,624	1,670	0.09
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.07%	2/1/2029	—	(13)	—	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	19,998	19,904	19,998	1.10
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	4,183	4,149	4,183	0.23
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(13)	—	—
								82,923	79,687	4.38
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	25,243	25,031	25,243	1.39
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	—	(20)	—	—
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	304	285	304	0.02
								25,296	25,547	1.41
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50% PIK	10.06%	12/11/2028	17,846	17,640	15,716	0.86
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	26,678	26,366	26,678	1.47
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	95	91	95	0.01
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.90%	10/15/2027	1,214	1,191	1,214	0.07
								45,288	43,703	2.40
Distributors
48Forty Solutions, LLC	(6) (7) (8)	First Lien Debt	S +	6.00% (incl. 3.50% PIK)	10.46%	11/30/2029	17,854	17,654	11,004	0.61
48Forty Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 3.50% PIK)	10.46%	11/30/2029	1,032	1,005	(10)	—
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.95%	2/23/2028	17,008	16,766	15,668	0.86
Bradyplus Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	7,930	7,802	7,930	0.44
Bradyplus Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	50	47	50	—
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	41,776	41,435	41,776	2.30
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	—	(4)	—	—
								84,705	76,418	4.20
Diversified Consumer Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	23,545	$23,231	$23,208	1.28%
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	667	618	568	0.03
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	1,870	1,826	1,821	0.10
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	6,578	6,470	6,447	0.35
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	36,816	36,262	36,816	2.03
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.31%	10/24/2030	8,767	8,614	8,767	0.48
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.31%	10/24/2029	2,465	2,425	2,465	0.14
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	20,741	20,536	20,741	1.14
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	4,148	4,110	4,148	0.23
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	—	(18)	—	—
DA Blocker Corp.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	7,054	6,984	6,984	0.38
DA Blocker Corp.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(11)	(11)	—
DA Blocker Corp.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	220	213	213	0.01
Eclipse Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	4,244	4,204	4,244	0.23
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(3)	—	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(3)	—	—
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	17,245	17,086	17,245	0.95
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	—	(21)	—	—
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	6/17/2030	477	451	477	0.03
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	20,377	20,017	20,377	1.12
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(49)	—	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	353	294	353	0.02
FPG Intermediate Holdco, LLC	(6) (8) (11)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.20%	3/5/2027	444	440	318	0.02
FPG Intermediate Holdco, LLC	(6) (8) (16)	First Lien Debt	S +	6.75% (incl. 5.75%PIK)	11.20%	3/5/2027	17	17	17	—
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	1,921	1,915	1,836	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	9,197	9,098	9,183	0.51
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	546	539	546	0.03
Express Wash Acquisition Company, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	3,263	3,221	2,920	0.16
Express Wash Acquisition Company, LLC	(6) (8)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	690	681	617	0.03
Express Wash Acquisition Company, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	11.07%	7/14/2028	87	85	71	—
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	8,684	8,608	8,684	0.48
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	—	(11)	—	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	1,756	1,719	1,756	0.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	3,532	$3,455	$3,532	0.19%
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	161	152	161	0.01
								183,155	184,504	10.15
Electrical Equipment
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	2,182	2,151	2,163	0.12
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(6)	(8)	—
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(6)	(4)	—
								2,139	2,151	0.12
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.96%	7/6/2028	6,133	6,062	4,806	0.26
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.96%	7/6/2028	410	406	322	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	14,271	14,100	14,200	0.78
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	4,944	4,868	4,917	0.27
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	93	75	85	—
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.57%	3/2/2028	12,204	11,972	12,204	0.67
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.55%	3/2/2029	25,500	25,456	21,978	1.21
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	15,438	15,200	15,141	0.83
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	—	(23)	(58)	—
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%(incl. 2.58% PIK)	10.30%	12/5/2029	—	(36)	(49)	—
NSI Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	7,350	7,279	7,278	0.40
NSI Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(5)	(13)	—
NSI Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(12)	(13)	—
								85,342	80,798	4.44
Financial Services
Applitools, Inc.	(6) (9) (12)	First Lien Debt	S +	6.25% PIK	10.55%	5/25/2029	4,129	4,095	4,104	0.23
Applitools, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	6.25%	10.55%	5/25/2028	—	(5)	(3)	—
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.56%	7/30/2029	4,695	4,591	4,695	0.26
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.56%	7/30/2029	8,099	7,918	8,066	0.44
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.56%	7/28/2028	136	134	136	0.01
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	8,887	8,811	8,887	0.49
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	1,267	1,172	1,267	0.07
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	—	(5)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
MAI Capital Management Intermediate, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	4,632	$4,589	$4,632	0.25%
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,082	1,065	1,082	0.06
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	249	240	249	0.01
PMA Parent Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	3,036	2,993	3,010	0.17
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	14,427	14,371	14,427	0.79
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	3.50%	7.79%	4/4/2029	333	329	333	0.02
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	9.90%	12/22/2027	7,217	7,183	7,217	0.40
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	5,625	5,562	5,562	0.31
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	—	(9)	(2)	—
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	107	100	100	0.01
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	33,660	33,136	33,449	1.84
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	837	795	819	0.05
								97,062	98,028	5.39
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.44%	10/5/2026	41,915	41,482	38,796	2.13
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.44%	10/5/2026	5,932	5,887	5,491	0.30
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (13)	Other Debt		16.25% PIK	16.25%	6/18/2026	1,500	1,500	107	0.01
Nellson Nutraceutical, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	10.23%	12/23/2025	18,220	18,161	18,203	1.00
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	6.25%	10.69%	12/18/2025	10,784	10,748	9,490	0.52
								77,778	72,087	3.97
Ground Transportation
SV Newco 2, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	22,795	22,483	22,708	1.25
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	5,627	5,491	5,573	0.31
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(113)	(33)	—
								27,861	28,248	1.55
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.32%	3/13/2029	4,329	4,238	4,329	0.24
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	1,853	1,822	1,853	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(4)	—	—
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(6)	—	—
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	5,583	5,491	5,573	0.31
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	—	(9)	(2)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.05%	12/3/2029	—	$(14)	$(1)	—%
								11,518	11,752	0.65
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	448	440	448	0.02
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	20,228	19,987	19,813	1.09
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	1,779	1,747	1,742	0.10
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	744	740	744	0.04
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	210	209	210	0.01
Gateway US Holdings, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	1,823	1,817	1,823	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	4,246	4,205	4,230	0.23
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	4,129	4,115	4,129	0.23
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,651	1,634	1,645	0.09
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(1)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	7,080	7,002	7,080	0.39
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	5	5	5	—
Imagine 360, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	12,127	12,019	12,094	0.67
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(7)	(5)	—
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(9)	(3)	—
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	10.94%	8/21/2026	489	483	474	0.03
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	10.94%	8/21/2026	34	34	33	—
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	4,030	3,993	4,015	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(7)	(6)	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(5)	(2)	—
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	11,958	11,834	11,854	0.65
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	19,877	19,532	19,703	1.08
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.25%	10.65%	12/17/2027	1,334	1,293	1,311	0.07
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.22%	6/3/2030	28,521	28,204	28,415	1.56
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.22%	6/1/2030	—	(27)	(21)	—
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.22%	6/1/2029	—	(11)	(3)	—
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.06%	8/31/2029	4,324	4,194	4,324	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.31%	8/31/2029	15,010	14,886	15,010	0.83
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.42%	9/1/2027	8,866	8,783	8,689	0.48
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.42%	9/1/2027	2,759	2,720	2,676	0.15

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	4,244	$4,204	$4,244	0.23%
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	1,295	1,275	1,295	0.07
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	—	—
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	11,761	11,702	11,741	0.65
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	—	(9)	(2)	—
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	6/28/2029	8,590	8,552	8,579	0.47
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	5,862	5,862	5,767	0.32
Vardiman Black Holdings, LLC	(6) (10) (11) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	632	619	621	0.03
								182,011	182,672	10.05
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	39,160	38,668	39,160	2.15
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(21)	—	—
Lightspeed Buyer, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	23,098	22,943	23,098	1.27
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	343	338	343	0.02
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	—	(1)	—	—
								61,927	62,601	3.44
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.56%	1/30/2031	13,916	13,820	13,876	0.76
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	323	298	306	0.02
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	166	155	160	0.01
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	1,298	1,279	1,291	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	7.61%	8/13/2029	€236	241	254	0.01
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	—	(12)	(10)	—
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	8/14/2028	—	(1)	(1)	—
Raptor Merger Sub Debt, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	31,826	31,160	31,645	1.74
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	651	601	637	0.04
								47,541	48,158	2.65
Insurance Services
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.26%	8/31/2029	12,954	12,864	12,954	0.71
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.26%	8/31/2029	1,253	1,237	1,245	0.07
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.26%	8/31/2028	—	(13)	—	—
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,048	2,017	2,028	0.11
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	41,992	41,543	41,992	2.31
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	9,133	9,036	9,133	0.50

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	10/29/2029	—	$(57)	$—	—%
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	30,345	29,998	30,345	1.67
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	1,742	1,714	1,742	0.10
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	724	700	724	0.04
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	23,602	23,435	23,473	1.29
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	3,303	3,257	3,268	0.18
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	9,764	9,664	9,764	0.54
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	40,578	40,082	40,578	2.23
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	4/16/2027	—	(15)	—	—
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	4,404	4,332	4,404	0.24
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	5,836	5,691	5,836	0.32
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(19)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	44,343	44,343	44,343	2.44
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (9) (11)	First Lien Debt	S +	6.00%	10.53%	9/8/2027	5,464	5,414	4,767	0.26
Majesco, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	9/21/2028	33,468	33,018	33,343	1.83
Majesco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	9/21/2027	—	(12)	(6)	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	61,565	60,839	61,565	3.39
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	2,243	2,197	2,243	0.12
Peter C. Foy & Associates Insurance Services, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	19,947	19,811	19,793	1.09
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	8,609	8,545	8,549	0.47
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.90%	11/1/2027	—	(4)	(7)	—
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	32,047	31,713	32,022	1.76
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	3,771	3,750	3,768	0.21
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	51,670	50,734	51,153	2.81
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	—	(6)	(13)	—
								445,808	449,006	24.70
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	23,534	23,346	23,481	1.29
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	4,522	4,495	4,511	0.25
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.39%	10/30/2026	—	(13)	(6)	—
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	32,046	31,864	28,707	1.58
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	12,927	12,903	11,580	0.64
Spectrio, LLC	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.31%	12/9/2026	3,691	3,669	3,266	0.18

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.21%	5/5/2028	26,950	$26,671	$26,090	1.44%
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.21%	5/5/2028	—	(35)	(128)	(0.01)
								102,900	97,501	5.36
IT Services
Apollo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	17,425	17,255	17,196	0.95
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(29)	(80)	—
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(23)	(32)	—
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.94%	5/5/2028	2,550	2,550	2,550	0.14
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.94%	5/5/2028	5,889	5,889	3,003	0.17
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	38,853	38,411	38,465	2.12
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	8,742	8,651	8,655	0.48
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	1,460	1,418	1,417	0.08
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	30,393	30,026	30,211	1.66
GI DI Cornfield Acquisition, LLC	(6) (16)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	—	(92)	(94)	(0.01)
Help/Systems Holdings, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.14%	11/19/2027	17,500	17,500	13,629	0.75
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.19%	3/2/2029	2,607	2,595	2,607	0.14
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	6.00%	10.44%	8/12/2026	40,110	39,888	40,110	2.21
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.44%	8/12/2026	—	(18)	—	—
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	17,498	17,334	17,380	0.96
Redwood Services Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	8,838	8,681	8,752	0.48
Ridge Trail US Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	23,916	23,577	23,642	1.30
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(58)	(95)	(0.01)
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	744	706	712	0.04
Syntax Systems, Ltd.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.42%	10/27/2028	37,271	37,060	37,140	2.04
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (9)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	23,676	23,444	23,444	1.29
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	329	288	287	0.02
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	—	(30)	(30)	—
UpStack, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	9,750	9,659	9,604	0.53
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	750	729	694	0.04
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	8/25/2031	338	324	315	0.02
Victors Purchaser, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	5,081	5,034	5,081	0.28
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	263	256	262	0.01
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(5)	—	—
								291,020	284,825	15.67
Life Sciences Tools & Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Model N, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	11,904	$11,795	$11,904	0.65%
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(15)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(16)	—	—
								11,764	11,904	0.65
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	13,360	13,237	13,054	0.72
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	167	157	138	0.01
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	7,396	7,274	7,396	0.41
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	59	52	59	—
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	11,731	11,621	11,668	0.64
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	3,627	3,593	3,604	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.44%	7/21/2027	1,000	981	984	0.05
								36,915	36,903	2.03
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	7,405	7,194	7,405	0.41
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,545	1,522	1,545	0.08
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	158	145	158	0.01
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	11,199	11,095	11,199	0.62
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	983	962	983	0.05
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(11)	—	—
								20,907	21,290	1.17
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	10,899	10,745	10,593	0.58
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	1,595	1,571	1,550	0.09
Caerus US 1, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	29	15	(3)	—
								12,331	12,140	0.67
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7)	First Lien Debt	S +	6.25%	10.54%	3/10/2027	3,256	3,227	3,256	0.18
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16)	First Lien Debt	S +	6.25%	10.54%	3/10/2027	—	(11)	—	—
Accordion Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	27,391	27,128	27,269	1.50
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	730	709	710	0.04
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(29)	(14)	—
Ascend Partner Services, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	4,887	4,841	4,887	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	2,374	2,324	2,374	0.13
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	539	523	539	0.03
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	17,013	16,650	16,936	0.93

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	15,698	$15,319	$15,624	0.86%
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	15,407	15,317	15,407	0.85
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	1,919	1,909	1,919	0.11
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	(5)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	4,313	4,271	4,269	0.23
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	356	344	334	0.02
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	250	241	240	0.01
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	24,196	23,931	24,196	1.33
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	16,317	16,107	16,317	0.90
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	13,938	13,874	13,938	0.77
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	—	(9)	—	—
GPS Merger Sub, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	6,769	6,664	6,747	0.37
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	—	(10)	(4)	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.33%	10/2/2029	—	(15)	(3)	—
IG Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	10,761	10,663	10,707	0.59
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	—	(11)	(6)	—
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	3,180	3,118	3,145	0.17
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	1,511	1,464	1,468	0.08
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	8/1/2029	—	(16)	(10)	—
Project Boost Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.56%	5/2/2029	5,596	5,560	5,596	0.31
Project Boost Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.56%	5/2/2028	255	252	255	0.01
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	2,208	2,187	2,199	0.12
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(10)	(8)	—
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	130	124	128	0.01
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	16,368	16,145	16,358	0.90
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	691	662	689	0.04
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	5/6/2030	—	(22)	(1)	—
								193,416	195,461	10.75
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	10,866	10,857	10,866	0.60
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	210	209	210	0.01
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	502	501	502	0.03
Inhabitiq, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	17,913	17,825	17,825	0.98
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(12)	(12)	—
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(15)	(15)	—
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	58,581	58,318	58,237	3.20

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	12	$12	$11	—%
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	128	121	114	0.01
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.04%	10/13/2027	24,951	24,707	24,812	1.36
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.04%	10/13/2027	5,966	5,905	5,932	0.33
Zarya Intermediate, LLC	(6) (8) (12)	First Lien Debt	S +	6.50%	10.81%	7/1/2027	35,054	35,054	35,054	1.93
Zarya Intermediate, LLC	(6) (8) (12) (16)	First Lien Debt	S +	6.50%	10.81%	7/1/2027	—	—	—	—
								153,482	153,536	8.45
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	4/12/2027	22,613	22,440	22,523	1.24
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.75%	11.04%	4/12/2027	—	(35)	(14)	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.30%	6/21/2029	32,957	32,556	32,957	1.81
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	20,552	20,491	20,552	1.13
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(21)	—	—
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(1)	—	—
Apryse Software Corp.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.29%	7/15/2026	2,567	2,527	2,567	0.14
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	5.00%	9.29%	7/15/2027	39,257	38,941	39,257	2.16
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	31,700	31,405	31,700	1.74
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	—	(35)	—	—
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.80%	7/26/2030	—	(49)	—	—
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	22,200	21,996	22,200	1.22
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(47)	—	—
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(38)	—	—
Banyan Software Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	12,174	12,056	12,056	0.66
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	2,534	2,490	2,490	0.14
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	—	(13)	(13)	—
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.05%	5/14/2029	3,647	3,597	3,647	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.05%	5/15/2028	—	(3)	—	—
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	39,598	39,428	39,598	2.18
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	—	(46)	—	—
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.54%	2/27/2030	2,247	2,204	2,242	0.12
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.54%	2/27/2030	—	(9)	(2)	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.54%	2/27/2029	—	(13)	(2)	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	5,863	5,757	5,863	0.32
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	—	(6)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	28,138	$27,950	$28,053	1.54%
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(26)	(12)	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(18)	(8)	—
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.02%	8/29/2029	19,505	19,136	19,478	1.07
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.02%	8/29/2029	477	440	477	0.03
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	17,857	17,590	17,590	0.97
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(37)	(37)	—
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(33)	(33)	—
Everbridge Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	32,050	31,902	32,050	1.76
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	4,363	4,328	4,363	0.24
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	—	(20)	—	—
Formstack Acquisition Co	(6) (8)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	10,876	10,734	10,668	0.59
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	1,082	1,048	999	0.05
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	350	323	308	0.02
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	10,860	10,587	10,860	0.60
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	8,099	7,900	8,099	0.45
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.71%	11/27/2029	—	(14)	—	—
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	12,916	12,808	12,916	0.71
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	6,994	6,930	6,994	0.38
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	—	(15)	—	—
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	59,890	59,582	59,890	3.29
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	15	14	15	—
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	5/22/2028	—	(12)	—	—
Hootsuite, Inc.	(6) (12)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	22,331	22,033	22,275	1.23
Hootsuite, Inc.	(6) (12) (16)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	—	(32)	(6)	—
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	5,323	5,232	5,293	0.29
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	—	(8)	(3)	—
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	26,233	25,876	26,233	1.44
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	694	684	694	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	6/24/2028	1,333	1,289	1,333	0.07
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	9,091	8,849	8,886	0.49
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	—	(23)	(20)	—
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	7/22/2029	8,489	8,434	8,489	0.47
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.00%	11.50%	7/22/2028	168	163	168	0.01

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	14,483	$14,281	$14,483	0.80%
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	—	(41)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.06%	6/11/2029	6,884	6,838	6,841	0.38
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	6/11/2029	—	(3)	(3)	—
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	3,336	3,310	3,336	0.18
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	1,993	1,981	1,993	0.11
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	—	(2)	—	—
Onit, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	15,741	15,586	15,586	0.86
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(34)	(34)	—
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(23)	(23)	—
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	8,394	8,314	8,363	0.46
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	E +	5.25%	7.61%	10/30/2031	€3,090	3,325	3,325	0.18
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	SA +	5.50%	9.96%	10/30/2031	£1,030	1,327	1,324	0.07
Optimizely North America, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(12)	(5)	—
Pound Bidco, Inc.	(6) (7) (8) (12)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	22,181	22,027	22,086	1.21
Pound Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	727	727	717	0.04
Pound Bidco, Inc.	(6) (7) (8) (12) (16)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	—	(7)	(5)	—
Project Leopard Holdings, Inc.	(10) (12)	First Lien Debt	S +	5.25%	9.64%	7/20/2029	6,139	5,839	5,298	0.29
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.19%	4/15/2027	19,206	19,162	18,182	1.00
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.19%	4/15/2027	42	42	39	—
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	5,665	5,577	5,616	0.31
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	4,176	4,097	4,128	0.23
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.04%	12/7/2028	—	(14)	(8)	—
Runway Bidco, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	10,928	10,822	10,887	0.60
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(13)	(10)	—
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(13)	(5)	—
Saturn Borrower, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	11,458	11,293	11,293	0.62
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(30)	(30)	—
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(27)	(27)	—
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	4/5/2028	21,211	20,998	18,600	1.02
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	11.29%	4/5/2028	85	52	(380)	(0.02)
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	9,586	9,540	9,586	0.53
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	214	211	214	0.01
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	—	(2)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	11.30%	4/5/2029	38,689	$38,170	$38,591	2.12%
								722,464	723,591	39.81
Wireless Telecommunication Services
Mobile Communications America, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	5,880	5,809	5,880	0.32
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	551	535	551	0.03
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.53%	10/16/2029	—	(11)	—	—
								6,333	6,431	0.35
Total Debt Investments - non-controlled/non-affiliated								$3,768,481	$3,728,987	205.14%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (8) (17)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	3,063	3,063	3,063	0.17
KWOR Acquisition, Inc.	(6) (8) (17)	Other Debt	S +	8.00% PIK	12.31%	2/28/2030	1,021	1,021	1,021	0.06
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	17	—	17	—
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	25	1	25	—
								4,085	4,126	0.23
Total Debt Investments - non-controlled/affiliated								$4,085	$4,126	0.23%
Total Debt Investments								$3,772,566	$3,733,113	205.36%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		4/22/2021	6,538	$654	$314	0.02%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		6/29/2021	8,500	850	1,489	0.08
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (14) (15)	Common Equity		2/3/2025	240,000	228	228	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/2021	1,000,000	1,000	1,625	0.09
Surewerx Topco, LP	(6) (12) (14) (15)	Common Equity		12/28/2022	512	512	643	0.04
						1,740	2,496	0.14
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	20	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		3/12/2024	1,666,989	$75	$—	—%
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25%	6/24/2022	1,000,000	1,378	972	0.05
						2,832	992	0.05
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/1/2024	2,748	—	—	—

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	9/5/2024	120	1,180	1,193	0.07
LUV Car Wash	(6) (14) (15)	Common Equity		4/6/2022	123	123	87	—
						1,303	1,280	0.07
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	150	0.01
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		3/22/2021	17,543	2,013	386	0.02
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/2021	165,761	1,220	1,979	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		3/29/2024	5,460,555	—	—	—
Suveto Buyer, LLC	(6) (12) (14) (15)	Common Equity		11/19/2021	19,257	1,926	1,788	0.10
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity	6.00% PIK	3/29/2024	2,649,446	1,809	589	0.03
						4,955	4,356	0.24
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity		9/1/2022	908	25	59	—
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity		10/31/2022	21,744	277	502	0.03
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity	10.50%	12/21/2021	3,250,000	4,519	4,517	0.25
						4,821	5,078	0.28
IT Services
Help HP SCF Investor, LP (Help/Systems)	(12) (14) (15)	Common Equity		5/12/2021	9,619,564	12,461	17,193	0.95
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity		3/5/2021	1,000,000	1,000	490	0.03
						13,461	17,683	0.97
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity		3/9/2021	29,441	2,944	1,472	0.08
Verdantas, LLC	(6) (14) (15)	Common Equity		5/3/2024	4,780	5	5	—
Verdantas, LLC	(6) (15)	Preferred Equity	10.00%	5/3/2024	473,220	505	530	0.03
						3,454	2,007	0.11
Real Estate Management & Development

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/2021	1,882,739	$1,938	$2,203	0.12%
Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50%	4/5/2021	5,000	7,417	7,530	0.41
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	2,966	100	241	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		11.75%	6/25/2022	1,758	2,311	2,466	0.14
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/2021	2,255	3,196	3,228	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			8/29/2023	477,846	621	750	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	7/7/2022	1,012,200	1,423	1,490	0.08
							15,068	15,705	0.86
Total Equity Investments - non-controlled/non-affiliated							$53,239	$54,139	2.98%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (14) (15) (17)	Common Equity			02/28/2025	637	245	245	0.01
KWOR Intermediate I, Inc.	(6) (15) (17)	Preferred Equity	S +	8.00% PIK	02/28/2025	680,778	681	681	0.04
							926	926	0.05
Total Equity Investments - non-controlled/affiliated							$926	$926	0.05%
Total Equity Investments							$54,165	$55,065	3.03%
Total Portfolio Investments							$3,826,731	$3,788,178	208.39%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							8,861	8,861	0.49
Cash							60,539	60,539	3.33
Total Cash and Cash Equivalents							$69,400	$69,400	3.82%
Total Portfolio Investments, Cash and Cash Equivalents							$3,896,131	$3,857,578	212.21%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77%, 1-month E at 2.36%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.19%, SA at 4.46% and the P at 7.50%.

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
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 8.15% of total assets as calculated in accordance with regulatory requirements.

(13)	Investment was on non-accrual status as of March 31, 2025.
(14)	Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933 and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $55,065 or 3.03% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(16) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2025:

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$1,683	$(646)
ARI Network Services, Inc.	Revolver	8/28/2026	1,841	(17)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	632	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	3/10/2027	1,400	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	3,835	(17)
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(14)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/14/2026	$41	$—
Alert Media, Inc.	Revolver	4/12/2027	4,266	(14)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	1,335	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	3,375	(8)
Amerilife Holdings, LLC	Revolver	8/31/2028	2,125	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,083	(25)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	6,255	(89)
Any Hour, LLC	Revolver	5/23/2030	1,593	(23)
Apex Service Partners, LLC	Revolver	10/24/2029	446	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	6,094	(80)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,437	(32)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	431	—
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	3/9/2028	167	—
Applitools, Inc.	Revolver	5/25/2028	433	(3)
Apryse Software Corp.	Revolver	7/15/2026	5,133	—
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	304	(1)
Aptean, Inc.	Delayed Draw Term Loan	7/24/2025	7,572	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	6,730	(16)
Aptean, Inc.	Revolver	1/30/2031	1,415	(5)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(60)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	7/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	6,044	—
Ascend Partner Services, LLC	Revolver	8/11/2031	1,145	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	636	—
Associations, Inc.	Revolver	7/3/2028	176	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	10,571	—
AuditBoard, Inc.	Revolver	7/14/2031	4,229	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	3,988	(27)
Banyan Software Holdings, LLC	Revolver	1/2/2031	1,304	(13)
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	184	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	1,138	(5)
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	386	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Revolver	10/1/2029	$717	$—
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	831	—
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,471	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	791	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,141	(32)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,831	(18)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	750	(7)
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(28)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	590	—
Cerity Partners, LLC	Delayed Draw Term Loan	1/21/2027	3,480	(33)
Cerity Partners, LLC	Revolver	7/30/2029	99	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	3,165	—
Chase Intermediate, LLC	Revolver	10/30/2028	471	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	124	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	4,000	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	3,680	(1)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,220	—
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	1,085	(2)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(2)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	—
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	2,204	(11)
DA Blocker Corp.	Revolver	2/13/2032	514	(5)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	4,118	(12)
Diligent Corporation	Revolver	8/2/2030	2,745	(8)
Drivecentric Holdings, LLC	Revolver	8/15/2031	3,529	(15)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	505	(3)
Dwyer Instruments, Inc.	Revolver	7/20/2029	1,526	(8)
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	1,907	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	5,881	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	3,176	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	719	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	365	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	477	(6)
Energy Labs Holdings Corp.	Revolver	4/7/2028	200	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	3/25/2027	4,945	(37)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Espresso Bidco, Inc.	Revolver	3/25/2032	$2,198	$(33)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	4,773	—
Essential Services Holding Corporation	Revolver	6/17/2030	2,506	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	6,783	—
Everbridge Holdings, LLC	Revolver	7/2/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	44	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,000	(10)
Excelitas Technologies Corp.	Revolver	8/14/2028	131	(1)
FLS Holding, Inc.	Revolver	12/17/2027	901	(106)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,319	(6)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	668	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,484	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	—	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	3,333	(8)
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	1,000	(5)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,272	(63)
Formstack Acquisition Co	Revolver	3/28/2030	1,838	(35)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	100	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	2,094	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	369	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/1/2026	2,250	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	6/30/2026	250	—
Fullsteam Operations, LLC	Revolver	11/27/2029	608	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/4/2026	2,592	—
GC Waves Holdings, Inc.	Revolver	10/4/2030	331	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	15,667	(94)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2026	1,274	(4)
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	(3)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	51	—
GS AcquisitionCo, Inc.	Revolver	5/22/2028	2,470	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	1,207	—
Galway Borrower, LLC	Revolver	9/29/2028	1,490	—
Gateway US Holdings, Inc.	Revolver	9/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,955	—
Granicus, Inc.	Revolver	1/17/2031	1,800	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	7,184	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GraphPad Software, LLC	Revolver	6/30/2031	$2,993	$—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	2,685	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2026	1,324	(7)
Helios Service Partners, LLC	Delayed Draw Term Loan	7/24/2025	3,473	(19)
Helios Service Partners, LLC	Revolver	3/19/2027	1,290	(7)
Hercules Borrower, LLC	Delayed Draw Term Loan	4/17/2025	2,176	(670)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	4,648	(20)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	6,222	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	—
Hootsuite, Inc.	Revolver	5/22/2030	2,500	(6)
Hyland Software, Inc.	Revolver	9/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	9/22/2028	1,211	(6)
Icefall Parent, Inc.	Revolver	1/25/2030	507	(3)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	1,718	(5)
Imagine 360, LLC	Revolver	10/2/2028	1,064	(3)
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	4,976	(12)
Inhabitiq, Inc.	Revolver	1/12/2032	3,110	(15)
Inszone Mid, LLC	Delayed Draw Term Loan	11/30/2025	656	—
Inszone Mid, LLC	Delayed Draw Term Loan	7/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/30/2029	1,569	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	434	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(6)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(2)
Iris Buyer, LLC	Revolver	10/2/2029	701	(3)
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	917	(10)
KENG Acquisition, Inc.	Delayed Draw Term Loan	7/17/2026	1,465	(16)
KENG Acquisition, Inc.	Revolver	8/1/2029	878	(10)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,339	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	372	(4)
LegitScript, LLC	Revolver	6/24/2028	2,833	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	6/1/2025	202	—
Lightspeed Buyer, Inc.	Revolver	2/3/2027	146	—
LogRhythm, Inc.	Revolver	7/2/2029	909	(20)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	1,653	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	$783	$—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	1,500	(9)
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	26	—
MRI Software, LLC	Revolver	2/10/2027	2,174	(13)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(58)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(49)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(7)
Majesco, Inc.	Revolver	9/21/2027	1,575	(6)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,368	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	3,265	—
Model N, Inc.	Revolver	6/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	7/22/2028	812	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	(13)
NSI Holdings, Inc.	Revolver	11/15/2031	1,316	(13)
Nasuni Corporation	Revolver	9/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	(3)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	—
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	6,944	(34)
Onit, Inc.	Revolver	1/27/2032	2,315	(23)
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(5)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	2,301	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	1,976	—
PMA Parent Holdings, LLC	Revolver	1/31/2031	214	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,937	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	5,602	(21)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	2,243	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	149	—
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	(7)
Pound Bidco, Inc.	Delayed Draw Term Loan	4/24/2027	1,491	(6)
Pound Bidco, Inc.	Revolver	2/1/2027	1,163	(5)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Boost Purchaser, LLC	Revolver	5/2/2028	$195	$—
Project Potter Buyer, LLC	Revolver	4/23/2026	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(28)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	6,287	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	3,189	—
RFS Opco, LLC	Revolver	4/4/2029	167	—
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2025	962	—
Randy's Holdings, Inc.	Revolver	11/1/2029	504	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,791	(10)
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	142	(1)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	8,677	(41)
Revalize, Inc.	Revolver	4/15/2027	28	(2)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	8,268	(95)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,012	(23)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	1,264	(11)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(8)
RoadOne IntermodaLogistics	Revolver	12/29/2028	200	(5)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,386	(8)
Routeware, Inc.	Revolver	9/18/2031	341	(2)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(10)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(5)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	8,691	(33)
SV Newco 2, Inc.	Revolver	6/2/2031	8,591	(33)
Saturn Borrower, Inc.	Delayed Draw Term Loan	1/24/2027	4,167	(30)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,875	(27)
Securonix, Inc.	Revolver	4/5/2028	3,697	(455)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	1/31/2027	1,072	(2)
Smarsh, Inc.	Revolver	2/16/2029	696	(6)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	1,302	(67)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(8)
Spark Buyer, LLC	Revolver	10/15/2031	438	(4)
Spectrio, LLC	Revolver	12/9/2026	395	(41)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	1,143	—
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	906	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	$625	$—
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	2,359	—
Superman Holdings, LLC	Revolver	8/29/2031	2,901	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	827	(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	286	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	226	—
Suveto Buyer, LLC	Revolver	9/9/2027	1,296	(2)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	(7)
Tank Holding Corp.	Revolver	3/31/2028	800	(31)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	1/31/2027	7,906	(40)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	3,088	(30)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	1,949	—
Transit Technologies, LLC	Revolver	8/20/2030	1,705	—
Trintech, Inc.	Revolver	7/25/2029	2,092	(13)
Triple Lift, Inc.	Revolver	5/5/2028	4,000	(128)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	540	—
Trunk Acquisition, Inc.	Revolver	2/19/2030	857	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	2,200	(5)
Two Six Labs, LLC	Revolver	8/20/2027	1,110	(3)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(8)
UHY Advisors, Inc.	Revolver	11/21/2031	454	(2)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	1,218	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	990	—
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	3,000	(45)
UpStack, Inc.	Revolver	8/25/2031	1,162	(17)
V Global Holdings, LLC	Revolver	12/22/2027	180	(9)
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	2,250	(11)
Vamos Bidco, Inc.	Revolver	1/30/2032	675	(6)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	60	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	14,495	(72)
Vehlo Purchaser, LLC	Revolver	5/24/2028	143	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	1,641	(11)
Verdantas, LLC	Delayed Draw Term Loan	11/8/2026	2,500	(2)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Verdantas, LLC	Revolver	5/6/2030	$1,754	$(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/1/2026	603	—
Vertex Service Partners, LLC	Revolver	11/8/2030	299	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	2,750	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	1,244	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	949	—
Victors Purchaser, LLC	Revolver	8/15/2031	693	—
World Insurance Associates, LLC	Revolver	4/3/2030	1,269	(13)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,178	(2)
YI, LLC	Revolver	12/3/2029	883	(2)
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	—
iCIMS, Inc.	Revolver	8/18/2028	40	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,334	(12)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$583,681	$(4,244)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/27	690	—
KWOR Acquisition, Inc.	Revolver	02/28/30	506	—
			$1,196	$—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$1,196	$—
Total Unfunded Commitments			$584,877	$(4,244)

(17) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$5,010	$—	$42	$—	$5,052	$40
Total	$—	$5,010	$—	$42	$—	$5,052	$40

(1) Inclusive of positions titled KWOR Intermediate I, Inc.
(2) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(3) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)
Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	350,000	4,612	—	4,167

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		4/22/2021	6,538	$654	$446	0.02%

Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		06/29/21	8,500	850	1,463	0.08
						850	1,463	0.08
Commercial Services & Supplies
Encore Holdings, LLC	(6) (14) (15)	Common Equity		11/21/21	3,013	395	1,103	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/21	1,000,000	1,000	1,470	0.08
Surewerx Topco, LP	(6) (12) (14) (15)	Common Equity		12/28/22	512	512	684	0.04
						1,907	3,257	0.18
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/21	1,383,156	1,379	659	0.04
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		03/12/24	1,666,989	75	83	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25%	06/24/22	1,000,000	1,337	980	0.05
						2,791	1,722	0.09
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/01/24	2,748	—	—	0.00
						—	—	0.00
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	09/05/24	120	1,180	1,175	0.06
LUV Car Wash	(6) (14) (15)	Common Equity		04/06/22	123	123	83	0.00
						1,303	1,258	0.07
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/24	1,500	150	150	0.01
						150	150	0.01
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		03/22/21	17,543	2,013	1,028	0.06
						2,013	1,028	0.06
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/21	165,761	1,220	2,117	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		03/29/24	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (12) (14) (15)	Common Equity		11/19/21	19,257	1,926	1,870	0.10
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity	6.00% PIK	03/29/24	2,649,446	1,809	923	0.05

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
							$4,955	$4,910	0.27%
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity			09/01/22	908	25	54	0.00
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity			10/31/22	21,744	277	350	0.02
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity		10.50%	12/21/21	3,250,000	4,402	4,323	0.23
							4,704	4,727	0.26
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (14) (15)	Common Equity			03/01/21	162,309	421	1,082	0.06
Help HP SCF Investor, LP (Help/Systems)	(12) (14) (15)	Common Equity			05/12/21	9,619,564	12,461	17,193	0.93
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity			03/05/21	1,000,000	1,000	570	0.03
							13,882	18,845	1.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity			02/09/24	67,388	2,981	1,571	0.09
Verdantas, LLC	(6) (14) (15)	Common Equity			05/03/24	4,780	5	6	0.00
Verdantas, LLC	(6) (15)	Preferred Equity		10.00%	05/03/24	473,220	506	572	0.03
							3,492	2,149	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/21	1,882,739	1,937	1,770	0.10

Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50%	04/05/21	5,000	7,037	7,110	0.39
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/23	2,966	100	239	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		11.75%	06/25/22	2,790	3,668	3,784	0.21
Reorganized Mobileum Grandparent, LLC	(6) (14) (15)	Common Equity			09/12/24	25,375	—	—	0.00
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/21	2,255	3,196	3,272	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			08/29/23	477,846	621	783	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	07/07/22	1,012,200	1,423	1,478	0.08
							16,045	16,666	0.90
Total Equity Investments							$54,683	$58,391	3.17%
Total Portfolio Investments							$3,813,127	$3,791,494	205.82%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							$8,976	$8,976	0.49%
Cash							63,396	63,396	3.44
Total Cash and Cash Equivalents							$72,372	$72,372	3.93%
Total Portfolio Investments, Cash and Cash Equivalents							$3,885,499	$3,863,866	209.75%

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

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Advarra Holdings, Inc.	Delayed Draw Term Loan	9/14/2026	$41	$—
Alert Media, Inc.	Revolver	4/12/2027	4,266	(62)
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	1,335	—
Amerilife Holdings, LLC	Revolver	8/31/2028	437	—
Answer Acquisition, LLC	Revolver	12/30/2026	1,249	(8)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	6,255	(66)
Any Hour, LLC	Revolver	5/23/2030	1,801	(19)
Apex Service Partners, LLC	Revolver	10/24/2029	932	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	6,094	(30)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,437	(24)
Appfire Technologies, LLC	Delayed Draw Term Loan	3/31/2025	569	—
Appfire Technologies, LLC	Delayed Draw Term Loan	6/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	3/9/2028	155	—
Applitools, Inc.	Revolver	5/25/2028	433	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	537	(1)
Aptean, Inc.	Revolver	1/30/2031	984	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	1,957	(14)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	7/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	8,418	—
Ascend Partner Services, LLC	Revolver	8/11/2031	673	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	705	—
Associations, Inc.	Revolver	7/3/2028	339	—
Atlas Us Finco, Inc.	Revolver	12/9/2028	186	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	10,571	—
AuditBoard, Inc.	Revolver	7/14/2031	4,229	—
Avalara, Inc.	Revolver	10/19/2028	1,040	—
Bottomline Technologies, Inc.	Revolver	5/15/2028	267	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	184	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	6/3/2026	1,578	(18)
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	386	—
Bullhorn, Inc.	Revolver	10/1/2029	717	—
CLEO Communications Holding, LLC	Revolver	6/9/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	1,842	(22)
COP Collisionright Parent, LLC	Revolver	1/29/2030	884	(10)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,471	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	$906	$—
Caerus US 1, Inc.	Revolver	5/25/2029	1,083	(33)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,188	(11)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	875	(9)
Catalis Intermediate, Inc.	Revolver	8/4/2027	2,778	(42)
Cerity Partners, LLC	Delayed Draw Term Loan	6/7/2026	1,141	—
Cerity Partners, LLC	Revolver	7/30/2029	236	—
Chase Intermediate, LLC	Delayed Draw Term Loan	8/31/2025	6,276	(9)
Chase Intermediate, LLC	Revolver	10/30/2028	530	—
Citrin Cooperman Advisors, LLC	Delayed Draw Term Loan	12/13/2025	1,263	—
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	4,000	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,577	(26)
Consor Intermediate II, LLC	Revolver	5/12/2031	1,220	(7)
Coupa Holdings, LLC	Delayed Draw Term Loan	8/27/2025	1,085	(5)
Coupa Holdings, LLC	Revolver	2/27/2029	831	(4)
Cyara AcquisitionCo, LLC	Revolver	6/28/2029	313	—
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	4,118	—
Diligent Corporation	Revolver	8/2/2030	2,745	—
Drivecentric Holdings, LLC	Revolver	8/15/2031	3,529	(3)
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	505	(2)
Dwyer Instruments, Inc.	Revolver	7/20/2029	1,387	—
E-Discovery AcquireCo, LLC	Revolver	8/29/2029	2,384	(10)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	5,881	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	2,940	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	719	—
Eclipse Buyer, Inc.	Revolver	9/6/2031	365	—
Encore Holdings, LLC	Delayed Draw Term Loan	10/31/2026	126	(1)
Encore Holdings, LLC	Delayed Draw Term Loan	12/20/2026	2,500	(6)
Encore Holdings, LLC	Revolver	11/23/2027	539	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	5/24/2026	477	(4)
Energy Labs Holdings Corp.	Revolver	4/7/2028	222	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	4,773	—
Essential Services Holding Corporation	Revolver	6/17/2030	2,983	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	6,783	—
Everbridge Holdings, LLC	Revolver	7/2/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2025	44	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,000	(19)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Excelitas Technologies Corp.	Revolver	8/14/2028	$131	$(1)
FLS Holding, Inc.	Revolver	12/17/2027	901	(96)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,319	(18)
FORTIS Solutions Group, LLC	Delayed Draw Term Loan	6/24/2025	688	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,754	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	12/31/2025	6	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	3,273	(21)
Formstack Acquisition Co	Revolver	3/28/2030	1,969	(12)
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/25/2025	4,083	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	2/23/2026	807	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	5/1/2026	2,250	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	6/30/2026	250	—
Fullsteam Operations, LLC	Revolver	11/27/2029	608	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/4/2026	3,398	(26)
GC Waves Holdings, Inc.	Revolver	10/4/2030	331	(2)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	15,667	(152)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/2/2026	1,274	—
GPS Merger Sub, LLC	Revolver	10/2/2029	1,019	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	51	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	2,470	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/6/2026	1,257	—
Galway Borrower, LLC	Revolver	9/29/2028	2,029	—
Gateway US Holdings, Inc.	Revolver	9/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	1,955	(2)
Granicus, Inc.	Revolver	1/17/2031	1,800	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	7,184	—
GraphPad Software, LLC	Revolver	6/30/2031	2,993	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	4/2/2027	7,733	—
Ground Penetrating Radar Systems, LLC	Revolver	4/2/2031	2,279	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	2,685	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	2/10/2025	5,193	(36)
Helios Service Partners, LLC	Revolver	3/19/2027	1,290	—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	4,519	(14)
Hercules Borrower, LLC	Delayed Draw Term Loan	4/17/2025	2,176	(670)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	$5,655	$(24)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	7,587	(25)
High Street Buyer, Inc.	Revolver	4/16/2027	2,136	—
Hootsuite, Inc.	Revolver	5/22/2030	2,500	(22)
Hyland Software, Inc.	Revolver	9/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	9/22/2028	1,211	(11)
Icefall Parent, Inc.	Revolver	1/25/2030	507	(8)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/2/2028	1,064	—
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	1,082	—
Inszone Mid, LLC	Delayed Draw Term Loan	7/24/2026	10,025	—
Inszone Mid, LLC	Revolver	11/12/2029	1,569	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	434	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	1,688	(5)
Invictus Buyer, LLC	Revolver	6/3/2031	625	(2)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	340	—
Iris Buyer, LLC	Revolver	10/2/2029	1,001	—
KENG Acquisition, Inc.	Delayed Draw Term Loan	8/1/2025	1,346	(7)
KENG Acquisition, Inc.	Delayed Draw Term Loan	7/17/2026	1,465	(7)
KENG Acquisition, Inc.	Revolver	8/1/2029	878	(4)
Kaseya, Inc.	Delayed Draw Term Loan	6/23/2025	637	—
Kaseya, Inc.	Revolver	6/25/2029	642	—
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/1/2025	1,339	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	675	—
LeadVenture, Inc.	Delayed Draw Term Loan	8/28/2026	826	(3)
LegitScript, LLC	Revolver	6/24/2028	2,833	—
Lightspeed Buyer, Inc.	Delayed Draw Term Loan	6/1/2025	545	—
Lightspeed Buyer, Inc.	Revolver	2/3/2027	146	—
LogRhythm, Inc.	Revolver	7/2/2029	909	(16)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	1,869	—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	894	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	2,000	—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	34	—
MRI Software, LLC	Revolver	2/10/2027	2,174	(2)
Magneto Components Buyco, LLC	Delayed Draw Term Loan	6/5/2025	3,035	(21)
Magneto Components Buyco, LLC	Revolver	12/5/2029	2,529	(17)
Magnolia Wash Holdings	Revolver	7/14/2028	71	(7)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Majesco	Revolver	9/21/2027	$1,575	$—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	636	—
Mantech International CP	Revolver	9/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	10/16/2025	1,553	—
Mobile Communications America, Inc.	Revolver	10/16/2029	720	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	3,265	—
Model N, Inc.	Revolver	6/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	7/22/2028	812	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	(6)
NSi Holdings, Inc.	Revolver	11/15/2031	1,316	(13)
Nasuni Corporation	Revolver	9/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	6/11/2029	431	(3)
Oak Purchaser, Inc.	Delayed Draw Term Loan	2/1/2025	878	(8)
Oak Purchaser, Inc.	Revolver	4/28/2028	372	(3)
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(12)
PDFTron Systems, Inc.	Revolver	7/15/2026	5,133	(6)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	2,301	(12)
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	(12)
PMA Parent Holdings, LLC	Revolver	1/31/2031	214	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/8/2026	2,937	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	5,602	(28)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	2,243	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	269	(1)
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/1/2027	832	—
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	1,631	(4)
Pound Bidco, Inc.	Delayed Draw Term Loan	2/1/2027	59	—
Pound Bidco, Inc.	Revolver	2/1/2027	1,163	(3)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	700	(3)
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	2/24/2031	1,250	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	273	—
Project Potter Buyer, LLC	Revolver	4/23/2026	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(18)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	6,778	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	3,189	—
RFS Opco, LLC	Revolver	4/4/2029	410	(2)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/1/2025	$1,580	$—
Randy's Holdings, Inc.	Revolver	11/1/2029	594	—
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	1,953	(7)
Recovery Point Systems, Inc.	Revolver	8/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/5/2026	151	(1)
Revalize, Inc.	Revolver	4/15/2027	19	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	8/30/2027	8,268	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,012	(5)
Riskonnect Parent, LLC	Delayed Draw Term Loan	3/1/2026	1,264	(10)
Riskonnect Parent, LLC	Revolver	12/7/2028	915	(7)
RoadOne IntermodaLogistics	Revolver	12/29/2028	255	(6)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,477	—
Routeware, Inc.	Revolver	9/18/2031	341	—
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(13)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(13)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	14,319	(113)
SV Newco 2, Inc.	Revolver	6/2/2031	8,591	(68)
Securonix, Inc.	Revolver	4/5/2028	3,697	(327)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,286	—
Smarsh, Inc.	Delayed Draw Term Loan	2/18/2025	536	—
Smarsh, Inc.	Revolver	2/16/2029	161	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	6/5/2026	1,302	(42)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(6)
Spark Buyer, LLC	Revolver	10/15/2031	438	(6)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	3/24/2026	8,432	(47)
Spectrum Automotive Holdings Corp.	Revolver	6/29/2027	881	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/25/2026	1,125	(3)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	6,552	—
Superman Holdings, LLC	Revolver	8/29/2031	2,901	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	1,128	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	341	—
Suveto	Revolver	9/9/2027	1,231	(12)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	240	(1)
Sweep Purchaser, LLC	Revolver	6/30/2027	1,406	—
Tamarack Intermediate, LLC	Revolver	3/13/2028	900	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	73	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tank Holding Corp.	Revolver	3/31/2028	$800	$(16)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	1/22/2027	661	—
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	494	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	(1)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	2,841	—
Transit Technologies, LLC	Revolver	8/20/2030	1,704	—
Trintech, Inc.	Revolver	7/25/2029	2,092	(31)
Triple Lift, Inc.	Revolver	5/5/2028	4,000	(171)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	755	(4)
Trunk Acquisition, Inc.	Revolver	2/19/2026	857	(4)
Two Six Labs, LLC	Delayed Draw Term Loan	10/9/2025	2,200	(6)
Two Six Labs, LLC	Revolver	8/20/2027	2,134	(6)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	(11)
UHY Advisors, Inc.	Revolver	11/21/2031	584	(6)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	6/21/2026	4,465	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	6/21/2030	990	—
UpStack, Inc.	Delayed Draw Term Loan	8/23/2026	3,750	—
UpStack, Inc.	Revolver	8/25/2031	1,275	—
V Global Holdings, LLC	Revolver	12/22/2025	279	(14)
VRC Companies, LLC	Revolver	6/29/2027	1,653	—
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	3/29/2026	87	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	14,495	(91)
Vehlo Purchaser, LLC	Revolver	5/24/2028	143	(1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	1,719	—
Verdantas, LLC	Delayed Draw Term Loan	11/8/2026	2,500	(18)
Verdantas, LLC	Revolver	5/6/2030	1,754	(18)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/1/2026	734	(3)
Vertex Service Partners, LLC	Revolver	11/8/2030	53	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	2,750	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	1,244	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,213	—
Victors Purchaser, LLC	Revolver	8/15/2031	570	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(28)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,178	—
YI, LLC	Revolver	12/3/2029	883	—
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	(4)
iCIMS, Inc.	Revolver	8/18/2028	36	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (continued)
December 31, 2024
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
mPulse Mobile, Inc.	Revolver	12/17/2027	$1,734	$(22)
Total First Lien Debt Unfunded Commitments			$564,839	$(3,621)
Total Unfunded Commitments			$564,839	$(3,621)

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	350,000	445	—	445

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

Morgan Stanley Direct Lending Fund
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025
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

(2) SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars ("USD") and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of March 31, 2025 and December 31, 2024, the Company had certain investments in two and two portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2025 and December 31, 2024 was $7,915 and $8,117, respectively.
Offering Costs
Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and March 31, 2024, the Company accrued $627 and $436 of U.S. federal excise tax, respectively.
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
Recent Accounting Pronouncements
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
Base Management Fees waived during the Waiver Period were not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
For the three months ended March 31, 2025 and March 31, 2024, Base Management Fees were $8,977 and $5,132, net of waiver, respectively. As of March 31, 2025 and December 31, 2024, $8,977 and $7,042, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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
For the three months ended March 31, 2025 and March 31, 2024, income based incentive fees were $9,468 and $10,126 , net of waiver respectively. As of March 31, 2025 and December 31, 2024, $9,468 and $8,956, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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
For the three months ended March 31, 2025 and March 31, 2024, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of March 31, 2025 and December 31, 2024, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $60 and $25 , respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024 were $11 and $29, respectively.
Sub-Administration Agreement
The Company has entered into sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The Sub-Administrator also serves as the Company’s custodian, transfer agent, distribution paying agent and registrar.
MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of March 31, 2025 and December 31, 2024, MS Credit Partners Holdings held approximately 11.1% and 11.0% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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
(4) INVESTMENTS
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled/ non-affiliated, non-controlled/affiliated or controlled/affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,679,424	$3,652,320	96.3%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,134	71,190	1.9	78,803	69,367	1.8
Other Debt Investments	11,008	9,603	0.3	9,755	9,198	0.2
Equity	54,165	55,065	1.5	54,683	58,391	1.5
Total	$3,826,731	$3,788,178	100.0%	$3,813,127	$3,791,494	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	2.2%	2.2%
Air Freight & Logistics	0.4	0.3
Automobile Components	3.1	3.0
Automobiles	3.6	3.6
Beverages	0.1	—
Biotechnology	0.7	0.7
Building Products	0.4	0.4
Chemicals	0.5	0.5
Commercial Services & Supplies	8.6	9.1
Construction & Engineering	2.1	2.0
Consumer Staples Distribution & Retail	0.7	0.7
Containers & Packaging	1.2	1.2
Distributors	2.0	2.3
Diversified Consumer Services	4.9	4.7
Electrical Equipment	0.1	0.1
Electronic Equipment, Instruments & Components	2.1	2.1
Financial Services	2.6	2.5
Food Products	1.9	2.0
Ground Transportation	0.7	0.6
Health Care Equipment & Supplies	0.3	0.6
Health Care Providers & Services	4.9	5.0
Health Care Technology	1.7	1.6
Industrial Conglomerates	1.3	1.2
Insurance Services	12.0	12.0
Interactive Media & Services	2.6	2.6
IT Services	8.0	8.9
Life Sciences Tools & Services	0.3	0.3
Machinery	1.0	0.9
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.3	0.3
Professional Services	5.3	5.4
Real Estate Management & Development	4.1	3.6
Software	19.5	18.9
Wireless Telecommunication Services	0.2	0.1
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$8,784	$8,948	0.2%	$8,798	$8,970	0.2%
Canada	159,651	161,062	4.3	153,734	154,953	4.1
United Kingdom	12,331	12,140	0.3	12,411	12,196	0.3
United States	3,645,965	3,606,028	95.2	3,638,184	3,615,375	95.4
Total	$3,826,731	$3,788,178	100.0%	$3,813,127	$3,791,494	100.0%

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

The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below).

As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;

•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the

Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;

•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;

•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and

•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$20,641	$3,631,679	$3,652,320	$—	$51,329	$3,603,209	$3,654,538
Second Lien Debt	—	21,978	49,212	71,190	—	36,016	33,351	69,367
Other Debt Investments	—	—	9,603	9,603	—	—	9,198	9,198
Equity	—	—	37,872	37,872	—	—	41,198	41,198
Subtotal	$—	$42,619	$3,728,366	$3,770,985	$—	$87,345	$3,686,956	$3,774,301
Investment measured at net asset value(1)				17,193				17,193
Total Investments				$3,788,178				$3,791,494
Cash equivalents	$8,861	$—	$—	$8,861	$8,976	$—	$—	$8,976
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,603,209	$33,351	$9,198	$41,198	$3,686,956
Purchases of investments(1)	205,347	3,064	1,021	1,153	210,585
Proceeds from principal repayments and sales of investments(2)	(202,642)	—	—	(4,150)	(206,792)
Accretion of discount/amortization of premium	4,232	29	5	—	4,266
Payment-in-kind	3,926	239	226	545	4,936
Net change in unrealized appreciation (depreciation)	(11,190)	(1,048)	(847)	(2,807)	(15,892)
Net realized gains (losses)	(1,371)	—	—	1,933	562
Transfers into/(out) of Level 3(3)	30,168	13,577	—	—	43,745
Fair value, end of period	$3,631,679	$49,212	$9,603	$37,872	$3,728,366

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(9,928)	$(1,046)	$(847)	$(1,438)	$(13,259)
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$40,636	$3,117,354
Purchases of investments(1)	189,612	836	1,982	192,430
Proceeds from principal repayments and sales of investments(2)	(85,316)	(10,450)	—	(95,766)
Accretion of discount/amortization of premium	2,510	172	2	2,684
Payment-in-kind	2,493	135	598	3,226
Net change in unrealized appreciation (depreciation)	6,593	(5,355)	510	1,748
Net realized gains (losses)	(5,625)	—	—	(5,625)
Transfers into/(out) of Level 3(3)	3,622	—	—	3,622
Fair value, end of period	$3,093,759	$82,186	$43,728	$3,219,673

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$6,024	$(5,525)	$510	$1,009
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

	March 31, 2025
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,628,634	Yield Analysis	Discount Rate	5.85%	48.46%	10.20%
	3,045	Market Approach	EBITDA Multiple	6.50x	8.25x	6.52x
Investments in second lien debt	46,149	Yield Analysis	Discount Rate	10.54%	22.18%	18.14%
	3,063	Market Approach	EBITDA Multiple			8.25x
Investments in other securities:
Other debt	8,475	Yield Analysis	Discount Rate	14.20%	16.50%	14.77%
	1,128	Market Approach	EBITDA Multiple	8.25x	9.00x	8.32x
Preferred equity	18,930	Income Approach	Discount Rate	11.84%	15.83%	12.84%
	4,266	Market Approach	EBITDA Multiple	8.25x	15.75x	13.81x
Common equity	11,705	Market Approach	EBITDA Multiple	3.90x	18.60x	12.17x
	2,971	Market Approach	Revenue Multiple	9.00x	22.50x	12.71x
Total Investments	$3,728,366
(1) For an asset category that contains a single investment, the range is not included.
(2) During the three months ended March 31, 2025, two preferred equity positions with a combined fair value of $3.0 million transitioned from an income approach to a market approach valuation technique.
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
Investments in other securities
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

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$316,000	$316,000	$316,000	$316,000
Truist Credit Facility	3	647,588	647,588	617,401	617,401
2027 Notes(1)	2	422,504	419,050	422,174	418,370
2025 Notes(1)	3	274,445	275,000	274,144	275,000
2029 Notes(1)	3	348,409	354,598	343,760	350,455
Total		$2,008,946	$2,012,236	$1,973,479	$1,977,226
(1)As of March 31, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,097, $555 and $2,982 and unamortized original issuance discount of $399, $0 and $3,207, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297, and unamortized original issuance discount of $452, $0 and $3,398, respectively.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT

The Company’s debt obligations were as follows.

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$316,000	$284,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	647,588	800,137	1,300,000	617,401	680,770
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	350,000	350,000	—
Total	$3,100,000	$2,013,588	$1,084,137	$2,950,000	$1,983,401	$964,770
(1)As of March 31, 2025 and December 31, 2024, a letter of credit of $2,275 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)As of March 31, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,097, $555 and $2,982 and unamortized original issuance discount of $399, $0 and $3,207, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297, and unamortized original issuance discount of $452, $0 and $3,398, respectively.
The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Combined weighted average interest rate (1)	6.11%	6.69%
Combined weighted average effective interest rate (2)	6.52%	7.12%
Combined weighted average debt outstanding	$2,030,967	$1,462,796
(1) Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, and each of the respective unsecured notes.
BNP Funding Facility
On October 14, 2020, DLF LLC entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with DLF LLC, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2025, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.25% and, after the reinvestment period, 2.75%. The obligations of DLF LLC under the BNP Funding Facility are secured by the assets held by DLF LLC. The BNP Funding Facility reinvestment period ends on August 21, 2027 and the facility has a final maturity date of August 21, 2029.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$5,195	$6,149
Facility unused commitment fees	465	314
Amortization of deferred financing costs	400	413
Total	$6,060	$6,876
Weighted average interest rate	6.58%	8.19%
Weighted average outstanding balance	$316,000	$297,165
Truist Credit Facility
On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility"). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of March 31, 2025, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus either (A) 0.65% or (B) 0.775%, based on certain borrowing base conditions and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus (A) 1.65% or (B) 1.775% per annum, based on certain borrowing base conditions, or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.350% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. The availability period of the Truist Credit Facility will terminate on February 23, 2029 and has a final maturity date of February 25, 2030.
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$10,453	$8,628
Facility unused commitment fees	638	635
Amortization of deferred financing costs	560	513
Total	$11,651	$9,776
Weighted average interest rate	6.29%	7.33%
Weighted average outstanding balance	$664,967	$465,631
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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$4,781	$4,781
Accretion of original issuance discount	54	54
Amortization of debt issuance costs	277	280
Total	$5,112	$5,115
Stated interest rate	4.50%	4.50%

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
The summary information of 2025 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$5,191	$5,191
Amortization of debt issuance costs	301	302
Total	$5,492	$5,493
Stated interest rate	7.55%	7.55%
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

In connection with the offering of the 2029 Notes, the Company entered into interest rate swaps. Under the interest rate swap agreement related to the 2029 Notes, the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes. The swap adjusted interest expense is included as a component of interest expense on the Company's Consolidated Statements of Operations. As of March 31, 2025, the interest rate swaps had a fair value of $4,612. Based on the fair value measurement hierarchy, the swaps are classified as level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$5,381	$—
Accretion of original issuance discount	191	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(24)	—
Amortization of debt issuance costs	316	—
Total	$5,864	$—
Stated interest rate	6.15%	—%
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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $584,877 and $564,839 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8) NET ASSETS
Equity
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$29,624	$8,459
Net investment income (loss) after taxes	46,228	220,235
Net realized gain (loss)	549	(16,467)
Net unrealized appreciation (depreciation)	(17,107)	11,796
Dividends declared	(44,010)	(195,729)
Tax reclassification of stockholders’ equity	—	1,330
Total distributable earnings (loss), end of period	$15,284	$29,624
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
At-the-market (“ATM”) Offering

The Company may, from time to time, issue and sell shares of its common stock through public or ATM offerings.

On March 28, 2025, the Company entered into equity distribution agreements (the “Equity Distribution Agreements”) by and among the Company, the Adviser and each of Truist Securities, Inc., Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc. and Regions Securities LLC (collectively, the “Sales Agents”).

The Equity Distribution Agreements provided that the Company could, from time to time, issue and sell shares of its Common Stock having an aggregate offering price of up to $300,000 through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, will be made in negotiated transactions or transactions that are deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act including sales made directly on or through The New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices. The Sales Agents are entitled to receive a commission from the Company of up to 1.5% of the gross sales price of any shares sold through or to the Sales Agents under the Equity Distribution Agreements.

For the three months ended March 31, 2025 and March 31, 2024, there were no shares issued through ATM offerings.
Distributions
The Company adopted an “opt out” DRIP on January 26, 2024 as amended and restated effective December 7, 2024 (the "DRIP"). As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the three months ended March 31, 2025 and March 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the three months ended March 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
			$0.50	438,274
For the three months ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	513,697
			$0.50	513,697
(1) In accordance with the Company’s DRIP, shares were purchased in the open market.
Share Repurchase Plan
On January 25, 2024, the Company entered into a share repurchase plan (the "Company 10b5-1 Plan") to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company 10b5-1 Plan was approved by the Board of Directors on September 11, 2023 (the "Original Company 10b5-1 Plan"). On February 27, 2025, the Board authorized an amended and restated share repurchase plan (or the "Amended and Restated Company 10b5-1 Plan"). Under the Amended and Restated Company 10b5-1 Plan, the Company may acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The Amended and Restated Company 10b5-1 Plan will terminate upon the earliest to occur of (i) 24-months from the commencement date of the Original Company 10b5-1 Plan, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Amended and Restated Company 10b5-1 Plan equals $100 million and (iii) the occurrence of certain other events described in the Amended and Restated Company 10b5-1 Plan.
The Amended and Restated Company 10b5-1 Plan requires Wells Fargo Securities, LLC, as the Company’s agent, to repurchase Common Stock on its behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share, including any distributions declared). Under the Amended and Restated Company 10b5-1 Plan, the volume of purchases would be expected to increase as the price of the Company’s Common Stock declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Amended and Restated Company 10b5-1 Plan, the market price of the Company’s Common Stock and trading volumes, and no assurance can be given that Common Stock will be repurchased in any particular amount or at all. The repurchase of shares pursuant to the Amended and Restated Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit repurchases under certain circumstances. The Amended and Restated Company 10b5-1 Plan commenced on February 28, 2025.
The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
Total Repurchases	491,332		491,332
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under the Original Company's 10b5-1 Plan during the three months ended March 31, 2024.
(9) EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator—net increase/(decrease) in net assets resulting from operations	$29,670	$51,684
Denominator—weighted average shares outstanding	88,413,652	87,358,527
Basic and diluted earnings (loss) per share	$0.34	$0.59

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Share Data:(1)
Net asset value, beginning of period	$20.81	$20.67
Net investment income (loss)	0.52	0.63
Net unrealized and realized gain (loss)(2)	(0.18)	(0.05)
Net increase (decrease) in net assets resulting from operations	0.34	0.58
Dividends declared	(0.50)	(0.50)
Issuance of common stock, net of underwriting and offering costs	—	(0.08)
Total increase (decrease) in net assets	(0.16)	—
Net asset value, end of period	$20.65	$20.67
Per share market value, end of period	19.96	21.55
Shares outstanding, end of period	88,019,757	88,894,490
Weighted average shares outstanding	88,413,652	87,358,527
Total return based on net asset value(3)	1.78%	2.42%
Total return based on market value(4)	(0.90)%	6.78%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,817,807	$1,837,027
Ratio of net expenses to average net assets(5)	10.52%	8.10%
Ratio of expenses before waivers to average net assets(5)	10.68%	8.85%
Ratio of net investment income to average net assets(5)	11.67%	13.69%
Asset coverage ratio(6)	190.00%	223.00%
Portfolio turnover rate	5.46%	2.21%

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
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP. For the three months ended March 31, 2024, the beginning market value per share is based on the initial public offering price of $20.67 per share and not annualized.
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

(11) SENIOR SECURITIES
The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
2025 Notes
March 31, 2025 (unaudited)	$275,000	1,900	—	N/A(4)
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
March 31, 2025 (unaudited)	$425,000	1,900	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
March 31, 2025 (unaudited)	$350,000	1,900	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
Truist Credit Facility
March 31, 2025 (unaudited)	$647,588	1,900	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
March 31, 2025 (unaudited)	$316,000	1,900	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
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
On May 8, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around July 25, 2025 to shareholders of record as of June 30, 2025.

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
•disruptions related to tariffs and other trade or sanctions issues;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
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
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K") and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,679,424	$3,652,320	96.3%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,134	71,190	1.9	78,803	69,367	1.8
Other Debt Investments	11,008	9,603	0.3	9,755	9,198	0.2
Equity	54,165	55,065	1.5	54,683	58,391	1.5
Total	$3,826,731	$3,788,178	100.0%	$3,813,127	$3,791,494	100.0%
Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	210	208
Number of new investment commitments in portfolio companies	9	60
Number of portfolio companies exited or fully repaid	7	24
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	10.2%	10.4%
Weighted average yield on debt and income producing investments, at fair value(3)	10.3%	10.5%
Weighted average 12-month EBITDA	$149.1	$147.7
Median 12-month EBITDA	86.8	86.3
Weighted average net leverage through tranche(4)	5.8x	5.8x
Weighted average interest coverage(5)	1.7x	1.6x
Weighted average loan to value(6)	39.7%	39.7%
Percentage of debt investments with one or more financial covenants	62.5%	64.6%
Percentage of our debt investments that are sponsor backed	99.1%	99.7%
Percentage of loans and other debt in support of LBOs and acquisitions	71.8%	69.2%
Percentage of our debt portfolio subject to business cycle volatility	5.1%	4.8%
Average position size of our investments	$18.0	$18.2
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2025	March 31, 2024
New investments committed
Gross principal balance(1)	$233,368	$232,120
Net new investments committed	$233,368	$232,120

Investments, at cost
Investments, beginning of period	$3,813,127	$3,226,776
New investments purchased	205,647	168,357
Net accretion of discount on investments	4,297	2,714
Payment-in-kind	4,936	3,226
Net realized gain (loss) on investments	562	(5,625)
Investments sold or repaid	(201,838)	(71,681)
Investments, end of period	$3,826,731	$3,323,767
Amount of investments funded, at principal
First lien debt investments	$207,586	$171,068
Other debt investments	—	294
Equity(2)	228	—
Total	$207,814	$171,362
Amount of investments sold/fully repaid, at principal
First lien debt investments	$175,123	$16,185
Second lien debt investments	—	10,450
Equity(2)	4,106	—
Total	$179,229	$26,635
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$40,513	1.1%	$62,631	1.7%
Risk rating 2	3,678,978	97.1	3,662,337	96.6
Risk rating 3	65,253	1.7	61,597	1.6
Risk rating 4	3,434	0.1	4,929	0.1
Total	$3,788,178	100.0%	$3,791,494	100.0%
The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,818,816	99.8%	$3,805,010	99.8%
Non-accrual	7,915	0.2	8,117	0.2
Total	$3,826,731	100.0%	$3,813,127	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$101,458	$99,101
Less: Net expenses	54,603	44,014
Net investment income (loss) before taxes	46,855	55,087
Less: Excise tax expense	627	436
Net investment income (loss) after taxes	46,228	54,651
Net realized gain (loss)	549	2,658
Net change in unrealized appreciation (depreciation)	(17,107)	(5,625)
Net increase (decrease) in net assets resulting from operations	$29,670	$51,684
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income	$94,967	$94,631
Payment-in-kind income	4,202	2,644
Dividend income	594	565
Other income	1,695	1,261
Total investment income	$101,458	$99,101
In the table above, total investment income increased from $99,101 for the three months ended March 31, 2024 to $101,458 for the three months ended March 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $3,323,767 as of March 31, 2024 to $3,826,731 as of March 31, 2025. This was partially offset by a decrease in our weighted average yield at cost of 10.2% at March 31, 2025 from 11.9% at March 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Expenses:
Interest and other financing expenses	$34,179	$27,260
Management fees	9,618	8,230
Income based incentive fees	9,843	11,336
Professional fees	1,608	1,217
Directors’ fees	129	146
Administrative service fees	60	25
General and other expenses	182	108
Total expenses	55,619	48,322
Management fees waiver	(641)	(3,098)
Incentive fees waiver	(375)	(1,210)
Net expenses	$54,603	$44,014
Excise tax expense	$627	$436
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, were $34,179 and $27,260 for the three months ended March 31, 2025 and March 31, 2024 respectively. The increase was primarily due to higher average borrowings outstanding for the three months ended March 31, 2025. For the three months ended March 31, 2025 and March 31, 2024, average borrowings outstanding were $2,030,967 and $1,462,796 respectively.
Management Fees
Base management fees, net of waiver, were $8,977 and $5,132 for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase was primarily due to an increase in average gross assets as well as the duration of the management fee waiver which expired on January 24, 2025.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $9,468 and $10,126 for the three months ended March 31, 2025 and March 31, 2024, respectively.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$562	$(5,625)
Foreign currency and other transactions	(13)	—
Net realized gain (loss)	549	(5,625)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(17,106)	2,658
Foreign currency translations and other transactions	(1)	—
Net unrealized appreciation (depreciation)	(17,107)	2,658
Net realized and unrealized gains (losses)	$(16,558)	$(2,967)
For the three months ended March 31, 2025, net realized gains on our investments was $562 which was primarily due to the sale/repayment on certain equity positions offset by the restructuring of one of our portfolio companies. For the three months ended March 31, 2024, net realized losses on our investments was $5,625, which was primarily due to the restructuring of three portfolio companies.
For the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $17,106 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three months ended March 31, 2024, net change in unrealized appreciation on our investments of $2,658 was primarily driven by changes in spreads in the primary and secondary markets.
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
As of March 31, 2025, we had approximately $65.6 million of unrestricted cash and cash equivalents, which taken together with our approximately $284.0 million and $800.1 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $584.9 million.
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
At-the-market (“ATM”) Offering

We may, from time to time, issue and sell shares of our common stock through public or at-the-market (“ATM”) offerings. On March 28, 2025, we entered into equity distribution agreements (the “Equity Distribution Agreements”) by and among us, the Adviser, and each of Truist Securities, Inc., Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc. and Regions Securities LLC.

For further details regarding the Equity Distribution Agreements, see Note 8 “Net Assets” to our consolidated financial statements included in this Report.

For the three months ended March 31, 2025 and March 31, 2024, there were no shares issued through ATM offerings.
Distributions and Dividend Reinvestment

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
The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 and March 31, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the three months ended March 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
Total Distributions			$0.50	438,274
For the three months ended March 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	513,697
Total Distributions			$0.50	513,697
(1) In accordance with the Company’s DRIP, shares were purchased in the open market.
Share Repurchase Plan

On January 25, 2024, we entered into the Company 10b5-1 Plan (the "Original Company 10b5-1 Plan"), to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act, which was further amended and restated by our Board on February 27, 2025 (the "Amended and Restated Company 10b5-1 Plan").

For additional information on the 10b5-1 Plan, see Note 8 “Net Assets” to our consolidated financial statements included in this Report.
The following table summarizes the shares repurchased under our 10b5-1 Plan during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
Total Repurchases	491,332		491,332
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under our Original Company 10b5-1 Plan during the three months ended March 31, 2024.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$316,000	$284,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	647,588	800,137	1,300,000	617,401	680,770
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)	275,000	275,000	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	350,000	350,000	—
Total	$3,100,000	$2,013,588	$1,084,137	$2,950,000	$1,983,401	$964,770

(1)As of March 31, 2025 and December 31, 2024, a letter of credit of $2,275 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)As of March 31, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,097, $555 and $2,982 and unamortized original issuance discount of $399, $0 and $3,207, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes and 2029 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297, and unamortized original issuance discount of $452, $0 and $3,398, respectively.
For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
On April 23, 2025, the Board adopted and approved the Second Amended and Restated Bylaws, effective as of such date, in order to remove Section 2.13, Ratification, and Section 3.14, Interested Directors.
On May 8, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around July 25, 2025 to shareholders of record as of June 30, 2025.
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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements included in Part I, Item I of this Report.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement; and
•the Administration Agreement
See Note 3 “Related Party Transactions” to our consolidated financial statements included in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on, among other things, the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
Interest Rate Risk
We are subject to financial market risks, and most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$113,731	$(39,408)	$74,323
Up 200 basis points	$75,821	$(26,272)	$49,549
Up 100 basis points	$37,910	$(13,136)	$24,774
Up 25 basis points	$9,478	$(3,284)	$6,194
Down 25 basis points	$(9,478)	$3,284	$(6,194)
Down 100 basis points	$(37,910)	$13,136	$(24,774)
Down 200 basis points	$(75,821)	$26,272	$(49,549)
Down 300 basis points	$(113,731)	$39,408	$(74,323)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Part I, Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report.
Issuer Purchases of Equity Securities

On January 25, 2024, the Company entered into the Original Company 10b5-1 Plan, to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

On February 27, 2025, the Board authorized an amended and restated share repurchase plan (or the "Amended and Restated Company 10b5-1 Plan"). Under the Amended and Restated Company 10b5-1 Plan, the Company may acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
Total Repurchases	491,332		491,332
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under the Original 10b5-1 Plan during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
3.1
Certificate of Amendment to Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 28, 2025 (File No. 814-01332)).

3.2	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 25, 2025 (File No. 814-01332)).
10.1	Form of Equity Distribution Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 28, 2025 (File No. 814-01332)).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herein.
**	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: May 8, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)