Form 10-Q
period 2025-06-30
Morgan Stanley Direct Lending Fund
filed 2025-08-07
CIK 1782524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The number of shares of the registrant’s common stock, $0.001 par value, outstanding at August 6, 2025 was 86,835,012.

MORGAN STANLEY DIRECT LENDING FUND
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
SIGNATURES

Morgan Stanley Direct Lending Fund
Consolidated Statements of Assets and Liabilities
(In thousands, except share and per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,826,123 and $3,813,127)	$3,780,373	$3,791,494
Non-controlled/affiliated investments, at fair value (amortized cost of $5,084 and $0)	5,123	—
Total investments, at fair value (cost of $3,831,207 and $3,813,127)	3,785,496	3,791,494
Cash and cash equivalents (restricted cash of $3,820 and $2,000)	52,216	63,396
Investments in unaffiliated money market fund (cost of $27,410 and $8,976)	27,410	8,976
Deferred financing costs	18,853	16,498
Interest and dividend receivable from non-controlled/non-affiliated investments	25,253	30,554
Interest receivable from non-controlled/affiliated investments	46	—
Receivable for investments sold/repaid	134	470
Other assets	12,482	630
Total assets	3,921,890	3,912,018

Liabilities
Debt (net of unamortized debt issuance costs of $8,773 and $6,527)	2,050,254	1,973,479
Payable for investment purchased	—	192
Payable to affiliates (Note 3)	96	29
Dividends payable	43,575	53,229
Management fees payable	9,624	7,042
Income based incentive fees payable	9,279	8,956
Interest payable	16,218	21,205
Accrued expenses and other liabilities	2,545	5,730
Total liabilities	2,131,591	2,069,862

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 86,962,629 and 88,511,089 shares issued and outstanding)	87	89
Paid-in capital in excess of par value	1,782,313	1,812,443
Distributable earnings (loss)	7,899	29,624
Total net assets	$1,790,299	$1,842,156
Total liabilities and net assets	$3,921,890	$3,912,018
Net asset value per share	$20.59	$20.81
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$93,752	$99,072	$188,693	$193,703
Payment-in-kind income	3,815	2,850	8,003	5,494
Dividend income	650	646	1,244	1,211
Other income	1,175	1,620	2,870	2,881
From non-controlled/affiliated investments:
Interest income	44	—	70	—
Payment-in-kind income	72	—	86	—
Total investment income	99,508	104,188	200,966	203,289

Expenses:
Interest and other financing expenses	34,707	29,302	68,886	56,562
Management fees	9,624	8,639	19,242	16,869
Income based incentive fees	9,279	11,554	19,122	22,890
Professional fees	1,698	1,687	3,306	2,904
Directors’ fees	130	128	259	274
Administrative service fees	85	17	145	42
General and other expenses	128	51	310	159
Total expenses	55,651	51,378	111,270	99,700
Management fees waiver (Note 3)	—	(2,160)	(641)	(5,257)
Incentive fees waiver (Note 3)	—	(1,651)	(375)	(2,862)
Net expenses	55,651	47,567	110,254	91,581
Net investment income (loss) before taxes	43,857	56,621	90,712	111,708
Excise tax expense	200	500	827	936
Net investment income (loss) after taxes	43,657	56,121	89,885	110,772

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	25	108	587	(5,517)
Foreign currency and other transactions	66	—	53	—
Net realized gain (loss)	91	108	640	(5,517)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(7,751)	2,816	(24,899)	5,474
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(2)	—	40	—
Translation of assets and liabilities in foreign currencies	101	—	100	—
Net unrealized appreciation (depreciation)	(7,652)	2,816	(24,759)	5,474
Net realized and unrealized gain (loss)	(7,561)	2,924	(24,119)	(43)
Net increase (decrease) in net assets resulting from operations	$36,096	$59,045	$65,766	$110,729

Net investment income (loss) per share (basic and diluted)	$0.50	$0.63	$1.02	$1.25
Earnings per share (basic and diluted)	$0.41	$0.66	$0.75	$1.25
Weighted average shares outstanding	87,189,801	89,271,839	87,798,346	88,315,183
The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Changes in Net Assets (Unaudited)
(In thousands, except share and per share amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net assets at the beginning of period	$1,817,807	$1,837,027	$1,842,156	$1,721,151
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	43,657	56,121	89,885	110,772
Net realized gain (loss)	91	108	640	(5,517)
Net change in unrealized appreciation (depreciation)	(7,652)	2,816	(24,759)	5,474
Net increase in net assets resulting from operations	36,096	59,045	65,766	110,729

Distributions to stockholders from:
Distributable earnings	(43,481)	(44,704)	(87,491)	(89,151)
Total distributions to stockholders	(43,481)	(44,704)	(87,491)	(89,151)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs(1)	(123)	—	(123)	95,847
Reinvestment of dividends	—	10,593	—	23,385
Repurchase of common stock	(20,000)	—	(30,009)	—
Net increase (decrease) in net assets resulting from capital transactions	(20,123)	10,593	(30,132)	119,232
Total increase (decrease) in net assets	(27,508)	24,934	(51,857)	140,810
Net assets at end of period	$1,790,299	$1,861,961	$1,790,299	$1,861,961
Dividends per share	$0.50	$0.50	$1.00	$1.00
(1)Includes costs incurred in connection with the Company's at-the-market (“ATM”) program. See Note 8 "Net Assets."

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$65,766	$110,729
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	24,859	(5,474)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(100)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(61)	(7)
Net realized (gain) loss on investments	(587)	5,517
Net realized (gain) loss on foreign currency and other transactions	(53)	—
Investments in unaffiliated money market fund, net	(18,434)	—
Net accretion of discount and amortization of premium on investments	(8,153)	(7,240)
Payment-in-kind interest and dividend capitalized	(9,054)	(6,461)
Amortization of deferred financing costs	2,011	1,856
Amortization of debt issuance costs and original issuance discount on unsecured notes	2,412	1,532
Purchases of investments and change in payable for investments purchased	(409,840)	(636,580)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	409,700	361,003
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	5,301	1,290
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(46)	—
(Increase) decrease in prepaid expenses and other assets	(385)	(228)
(Decrease) increase in payable to affiliates	67	(1,362)
(Decrease) increase in management fees payable	2,582	4,467
(Decrease) increase in incentive fees payable	323	(1,863)
(Decrease) increase in interest payable	(4,987)	1,841
(Decrease) increase in accrued expenses and other liabilities	(3,185)	10,659
Net cash provided by (used in) operating activities	58,136	(160,321)
Cash flows from financing activities:
Borrowings on debt	940,345	725,335
Repayments on debt	(874,000)	(556,000)
Deferred financing costs paid	(4,366)	(4,539)
Debt issuance costs paid	(4,078)	(4,097)
Dividends paid in cash	(97,145)	(71,005)
Proceeds from issuance of common stock, net of underwriting & offering costs	(123)	95,888
Repurchases of common stock	(30,009)	—
Net cash provided by (used in) financing activities	(69,376)	185,582
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,240)	25,261
Effect of foreign exchange rate changes on cash	60	—
Cash, cash equivalents and restricted cash, beginning of period	63,396	69,705
Cash, cash equivalents and restricted cash, end of period	$52,216	$94,966

Morgan Stanley Direct Lending Fund
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,567	$1,457
Interest expense paid	$69,326	$51,339
Reinvestment of dividends	$—	$23,385
Dividends payable	$43,575	$44,704
Non-cash purchases of investments	$(5,010)	$(24,636)
Non-cash sales of investments	$5,010	$24,636

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.40%	12/22/2026	3,371	$3,338	$3,371	0.19%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	4,153	4,150	4,153	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	—	—	—	—
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	17,769	17,705	16,923	0.95
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	17,894	17,758	17,041	0.95
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.70%	4/22/2027	1,851	1,845	1,763	0.10
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	34,191	33,838	34,191	1.91
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	4,199	4,150	4,199	0.23
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.87%	8/20/2027	1,024	1,009	1,024	0.06
								83,792	82,665	4.62
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.19%	6/11/2027	14,928	14,796	14,928	0.83
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	1,630	1,598	1,583	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	149	146	145	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	10.49%	12/29/2028	295	289	285	0.02
								16,829	16,941	0.95
Automobile Components
Continental Battery Company	(6) (8) (12)	First Lien Debt	S +	7.00% PIK	11.29%	7/20/2028	6,473	6,415	2,124	0.12
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.93%	10/28/2028	27,383	27,003	22,271	1.24
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	6,575	6,436	6,575	0.37
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	1,379	1,339	1,379	0.08
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.29%	11/1/2029	553	536	553	0.03
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	45,313	44,919	42,875	2.39
Sonny's Enterprises, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	112	111	106	0.01
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	23,050	22,876	23,050	1.29
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	15,152	14,988	15,151	0.85
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(4)	—	—
								124,619	114,084	6.37
Automobiles
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	9,039	8,910	8,992	0.50
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	4,426	4,304	4,351	0.24
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	—	(19)	(7)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	26,470	$26,230	$26,470	1.48%
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	—	(31)	—	—
LeadVenture, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	8,831	8,699	8,699	0.49
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	555	538	538	0.03
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	6/23/2032	—	(13)	(13)	—
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	6/2/2026	37,089	36,958	35,845	2.00
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	6/2/2026	37,273	37,130	36,023	2.01
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	2,936	2,914	2,936	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	14,427	14,273	14,425	0.81
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	—	(1)	—	—
								139,892	138,259	7.72
Beverages
Vamos Bidco, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	5,400	5,348	5,386	0.30
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(11)	(5)	—
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(6)	(2)	—
								5,331	5,379	0.30
Biotechnology
GraphPad Software, LLC	(6)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	26,690	26,572	26,690	1.49
GraphPad Software, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	792	758	792	0.04
GraphPad Software, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	—	(13)	—	—
								27,317	27,482	1.54
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	15,043	15,035	15,035	0.84
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	—	—	—	—
								15,035	15,035	0.84
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	15,474	15,296	14,650	0.82
Tank Holding Corp.	(9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	485	474	458	0.03
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	—	(7)	(42)	—
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	4,780	4,731	4,478	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.20%	12/22/2027	534	530	492	0.03
								21,024	20,036	1.12

Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	12/26/2028	16,842	16,703	16,842	0.94
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.80%	12/26/2028	5,404	5,371	5,404	0.30

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Atlas US Finco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	12/9/2029	8,925		$8,772	$8,925	0.50%
Atlas US Finco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.29%	12/10/2029	4,254		4,233	4,233	0.24
Atlas US Finco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	5.00%	9.29%	12/11/2028	—		(5)	(5)	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.30%	7/29/2029	11,471		10,946	10,388	0.58
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	5,894		5,846	5,887	0.33
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—		(20)	(4)	—
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	976		966	975	0.05
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	9,833		9,743	9,833	0.55
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—		(11)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—		(14)	—	—
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	464		460	456	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	194		189	182	0.01
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.43%	4/7/2028	22		20	18	—
Firebird Acquisition Corp, Inc.	(6) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	5,705		5,678	5,648	0.32
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	196		188	163	0.01
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	—		(5)	(10)	—
FLS Holding, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	18,737		18,522	16,620	0.93
FLS Holding, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.68%	12/15/2028	4,393		4,341	3,897	0.22
FLS Holding, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	5.25%	9.68%	12/17/2027	1,442		1,427	1,238	0.07
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	5,925		5,847	5,894	0.33
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	13,092		12,885	13,006	0.73
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.56%	3/19/2027	155		140	148	0.01
Hercules Borrower, LLC	(6) (9)	First Lien Debt	C +	5.25%	9.65%	12/15/2026	C$	3,000	2,092	2,199	0.12
Hercules Borrower, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.65%	12/15/2026	4,971		4,939	4,971	0.28
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	13,519		13,398	13,519	0.76
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	560		544	560	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	6/28/2030	—		(18)	—	—
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.53%	10/2/2030	6,903		6,748	6,885	0.38
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.53%	10/2/2030	651		636	649	0.04
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.53%	10/2/2029	300		281	298	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	3,829		3,786	3,829	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	310		305	310	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	12/20/2028	—		(2)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	26,325		26,325	26,325	1.47

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)		Cost(5)	Fair Value	Percentage of Net Assets
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	4,650		$4,584	$4,650	0.26%
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	456		426	456	0.03
Railpros Parent, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	13,000		12,871	12,872	0.72
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—		(20)	(20)	—
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—		(20)	(20)	—
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	3,182		3,153	3,167	0.18
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	91		84	84	—
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	68		65	67	—
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.15%	12/8/2028	10,782		10,659	10,605	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.15%	12/8/2027	—		(10)	(21)	—
Surewerx Purchaser III, Inc.	(6) (9) (13)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	5,664		5,543	5,637	0.31
Surewerx Purchaser III, Inc.	(6) (9) (13)	First Lien Debt	C +	5.25%	7.93%	12/28/2029	C$	254	185	185	0.01
Surewerx Purchaser III, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.25%	9.55%	12/28/2029	226		210	222	0.01
Surewerx Purchaser III, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.25%	9.55%	12/28/2028	428		411	422	0.02
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2034	1,674		836	1,039	0.06
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2036	4,872		—	—	—
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%% PIK	10.17%	6/30/2027	6,412		6,412	6,412	0.36
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.17%	6/30/2027	3,148		3,148	3,148	0.18
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.17%	6/30/2027	281		281	281	0.02
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	6,983		6,914	6,983	0.39
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	592		582	592	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.22%	3/13/2028	114		106	114	0.01
Transit Technologies, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	7,955		7,882	7,955	0.44
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	888		871	888	0.05
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.88%	8/20/2030	—		(15)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	8,843		8,725	8,843	0.49
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	6/23/2031	4,914		4,846	4,914	0.27
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	6/21/2030	—		(12)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25%(incl. 4.75% PIK)	11.68%	4/13/2027	14,234		14,150	12,254	0.68
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.68%	4/13/2027	2,009		2,003	1,729	0.10
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.68%	4/13/2027	2,250		2,244	1,937	0.11
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	9,045		8,968	9,045	0.51
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	—		(9)	—	—
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	71,884		71,447	71,884	4.02

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	494	$490	$494	0.03%
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.60%	6/29/2027	—	(8)	—	—
								349,258	346,101	19.33
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	12,913	12,697	12,476	0.70
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(31)	(66)	—
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.81%	10/19/2028	33,345	32,977	30,470	1.70
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.81%	10/19/2028	7,636	7,546	6,978	0.39
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	4,069	3,979	4,069	0.23
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.07%	2/1/2030	2,280	2,234	2,280	0.13
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.07%	2/1/2029	—	(12)	—	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	19,948	19,857	19,948	1.11
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	4,172	4,139	4,172	0.23
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(13)	—	—
								83,373	80,327	4.49
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	25,181	24,977	25,156	1.41
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	2,301	2,271	2,299	0.13
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	912	894	910	0.05
								28,142	28,365	1.58
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.08%	12/11/2028	17,803	17,609	15,652	0.87
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	26,609	26,317	26,609	1.49
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.90%	10/13/2028	275	272	275	0.02
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.90%	10/15/2027	674	654	674	0.04
								44,852	43,210	2.41
Distributors
48Forty Solutions, LLC	(6) (8) (12)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	18,106	17,912	9,959	0.56
48Forty Solutions, LLC	(6) (8) (12) (16)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	2,168	2,142	946	0.05
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.95%	2/23/2028	17,008	16,784	15,859	0.89
Bradyplus Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	7,910	7,788	7,910	0.44
Bradyplus Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	77	73	77	—
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00%(incl. 1.75% PIK)	9.30%	4/9/2030	41,961	41,634	41,961	2.34
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.30%	4/9/2030	—	(3)	—	—
								86,330	76,712	4.28

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Any Hour, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	23,486	$23,184	$23,056	1.29%
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	665	618	538	0.03
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	1,870	1,828	1,807	0.10
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	6,795	6,689	6,591	0.37
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	36,724	36,190	36,724	2.05
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	10/24/2030	8,745	8,599	8,745	0.49
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	10/24/2029	—	(38)	—	—
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	19,907	19,728	19,907	1.11
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	4,148	4,113	4,148	0.23
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	10/19/2027	—	(16)	—	—
DA Blocker Corp.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	7,054	6,986	7,036	0.39
DA Blocker Corp.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(10)	(6)	—
DA Blocker Corp.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	220	213	219	0.01
Eclipse Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	4,244	4,205	4,244	0.24
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(3)	—	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(3)	—	—
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	17,244	17,091	17,244	0.96
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	—	(20)	—	—
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	6/17/2030	358	333	358	0.02
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	20,325	19,979	20,325	1.14
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(47)	—	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(57)	—	—
Express Wash Acquisition Company, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.46%	4/10/2031	1,895	1,854	1,876	0.10
Express Wash Acquisition Company, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.46%	4/10/2031	—	(2)	(1)	—
FPG Intermediate Holdco, LLC	(6) (8) (11) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	3/5/2027	450	447	146	0.01
FPG Intermediate Holdco, LLC	(6) (8) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.04%	3/5/2027	18	18	18	—
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	10.15%	12/15/2026	1,916	1,911	1,846	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	9,281	9,190	9,281	0.52
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.83%	3/1/2028	551	545	551	0.03
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	8,662	8,588	8,662	0.48
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	2/24/2031	—	(10)	—	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	1,752	1,716	1,752	0.10

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	3,523	$3,449	$3,523	0.20%
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.30%	11/8/2030	369	360	369	0.02
								177,628	178,959	10.00
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	10,892	10,839	10,838	0.61
Accel International Holdings, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	—	(9)	(9)	—
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	2,177	2,146	2,122	0.12
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(6)	(22)	—
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	44	38	33	—
								13,008	12,962	0.72
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	7/6/2028	6,203	6,137	4,714	0.26
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.91%	7/6/2028	415	411	315	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	14,234	14,071	14,163	0.79
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	4,932	4,860	4,905	0.27
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/20/2029	224	207	216	0.01
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.57%	3/2/2028	12,173	11,959	12,173	0.68
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.54%	3/2/2029	25,500	25,459	21,978	1.23
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	15,501	15,271	15,405	0.86
Magneto Components Buyco, LLC	(6) (9)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2030	—	—	—	—
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 2.58% PIK)	10.30%	12/5/2029	—	(34)	(16)	—
NDT Global Holding, Inc.	(6) (10) (13)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	3,300	3,267	3,267	0.18
NDT Global Holding, Inc.	(6) (10) (13) (16)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(7)	(7)	—
NDT Global Holding, Inc.	(6) (10) (13) (16)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(7)	(7)	—
NSI Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	7,332	7,263	7,276	0.41
NSI Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	(5)	(10)	—
NSI Holdings, Inc.	(6) (16)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	105	93	95	0.01
								88,945	84,467	4.72
Financial Services
Applitools, Inc.	(6) (9) (13)	First Lien Debt	S +	6.25% PIK	10.55%	5/25/2029	4,240	4,207	4,197	0.23
Applitools, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	6.25%	10.55%	5/25/2028	—	(4)	(4)	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	7/30/2029	4,683	$4,584	$4,683	0.26%
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	7/30/2029	8,078	7,908	8,078	0.45
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	7/28/2028	118	116	118	0.01
Cliffwater, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	8,655	8,571	8,571	0.48
Cliffwater, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	—	(8)	(8)	—
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	8,864	8,792	8,864	0.50
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	2,146	2,051	2,146	0.12
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.18%	10/4/2030	—	(5)	—	—
MAI Capital Management Intermediate, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	4,632	4,590	4,632	0.26
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,083	1,055	1,072	0.06
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	262	251	262	0.01
PMA Parent Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	3,029	2,987	3,006	0.17
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	—	(3)	(2)	—
RFS Opco, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	14,391	14,337	14,391	0.80
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	3.50%	7.81%	4/4/2029	177	173	177	0.01
SitusAMC Holdings Corporation	(6) (9)	First Lien Debt	S +	5.50%	9.80%	5/14/2031	10,659	10,609	10,658	0.60
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	5,625	5,565	5,625	0.31
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	—	(8)	—	—
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/16/2029	343	336	343	0.02
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	33,575	33,077	33,407	1.87
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	7/25/2029	837	797	822	0.05
								109,978	111,038	6.20
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.43%	10/5/2026	40,361	40,011	37,317	2.08
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.43%	10/5/2026	5,977	5,939	5,526	0.31
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (12)	Other Debt		16.25% PIK		6/18/2028	1,500	1,500	83	—
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	7.65% (incl. 3.40% PIK)	12.08%	12/20/2027	10,864	10,835	9,633	0.54
								58,285	52,559	2.94
Ground Transportation
SV Newco 2, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	22,738	22,437	22,738	1.27
SV Newco 2, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	5,613	5,482	5,613	0.31
SV Newco 2, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(109)	—	—
								27,810	28,351	1.58

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	3/13/2029	4,319	$4,232	$4,319	0.24%
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	1,848	1,819	1,848	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(4)	—	—
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(5)	—	—
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.06%	12/3/2029	5,569	5,480	5,547	0.31
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.06%	12/3/2029	—	(13)	(4)	—
								11,509	11,710	0.65
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	447	439	447	0.02
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	20,172	19,950	19,005	1.06
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	1,774	1,745	1,672	0.09
Gateway US Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	744	741	744	0.04
Gateway US Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	210	209	210	0.01
Gateway US Holdings, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	9.05%	9/22/2028	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.11%	6/10/2028	1,819	1,813	1,819	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	9/10/2028	4,320	4,276	4,320	0.24
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.11%	6/10/2028	4,118	4,106	4,118	0.23
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	9/10/2028	1,680	1,662	1,680	0.09
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.11%	12/10/2026	—	(1)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	7,080	7,007	7,080	0.40
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	7	7	7	—
Imagine 360, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	12,096	11,995	12,067	0.67
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(7)	(4)	—
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(9)	(3)	—
Intelerad Medical Systems Incorporated	(6) (8) (13)	First Lien Debt	S +	6.50%	10.93%	8/21/2026	488	483	478	0.03
Intelerad Medical Systems Incorporated	(6) (8) (13)	First Lien Debt	S +	6.50%	10.93%	8/21/2026	34	34	33	—
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	4,020	3,984	4,020	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(7)	—	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(5)	—	—
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	11,928	11,814	11,838	0.66
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	19,827	19,511	19,679	1.10
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.50%	10.90%	12/17/2027	1,134	1,097	1,114	0.06
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	6/3/2030	28,450	28,146	28,450	1.59

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	6/3/2030	—	$(25)	$—	—%
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	6/1/2029	—	(10)	—	—
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.08%	8/31/2029	4,314	4,189	4,314	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.33%	8/31/2029	14,972	14,854	14,972	0.84
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.39%	9/1/2027	8,843	8,768	8,572	0.48
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.39%	9/1/2027	2,753	2,717	2,625	0.15
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	4,233	4,196	4,227	0.24
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	1/2/2029	1,291	1,273	1,289	0.07
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	12/30/2026	—	(3)	(1)	—
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	11,731	11,677	11,694	0.65
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	9/9/2027	—	(8)	(4)	—
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	6/28/2029	8,568	8,533	8,568	0.48
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	5,958	5,957	5,496	0.31
Vardiman Black Holdings, LLC	(6) (10) (11) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.42%	3/18/2027	677	665	622	0.03
								181,773	181,148	10.12
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	39,061	38,588	39,061	2.18
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(20)	—	—
Lightspeed Buyer, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	23,040	22,905	23,040	1.29
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	342	339	342	0.02
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/3/2027	—	(1)	—	—
								61,811	62,443	3.49

Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	24,673	24,528	24,673	1.38
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	40	24	40	—
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	—	(10)	—	—
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	1,298	1,280	1,291	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	7.18%	8/13/2029	€236	241	275	0.02
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	8/13/2029	—	(12)	(20)	—
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	8/14/2028	—	(1)	(1)	—
Raptor Merger Sub Debt, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	31,744	31,115	31,564	1.76
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.80%	4/1/2029	733	686	719	0.04
								57,851	58,541	3.27
Insurance Services

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.01%	8/31/2029	12,922	$12,836	$12,922	0.72%
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.01%	8/31/2029	2,173	2,155	2,173	0.12
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.01%	8/31/2028	177	165	177	0.01
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,067	2,039	2,047	0.11
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	41,884	41,451	41,884	2.34
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	9,109	9,016	9,109	0.51
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	10/29/2029	—	(54)	—	—
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	30,260	29,935	30,260	1.69
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	1,874	1,847	1,874	0.10
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	695	673	695	0.04
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	23,543	23,386	23,543	1.32
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	4,047	4,001	4,047	0.23
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	9,738	9,646	9,738	0.54
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	43,841	43,356	43,841	2.45
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	4/16/2027	—	(13)	—	—
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	4,393	4,324	4,393	0.25
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	7,357	7,208	7,357	0.41
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	11/30/2029	—	(18)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	44,231	44,231	44,231	2.47
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (9)	First Lien Debt	S +	6.00%	10.53%	9/8/2027	5,451	5,406	4,852	0.27
Majesco, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	9/21/2028	33,381	32,960	33,381	1.86
Majesco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	9/21/2027	—	(10)	—	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	61,407	60,727	61,407	3.43
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	—	(42)	—	—
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	31,963	31,646	31,963	1.79
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	3,761	3,741	3,761	0.21
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	51,541	50,645	51,541	2.88
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	—	(5)	—	—
								421,252	425,196	23.75
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	21,758	21,619	21,758	1.22
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	4,510	4,488	4,510	0.25
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.45%	10/30/2026	—	(11)	—	—
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	32,169	32,013	27,935	1.56

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	12,976	$12,956	$11,269	0.63%
Spectrio, LLC	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	10.33%	12/9/2026	3,813	3,794	3,273	0.18
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.22%	5/5/2028	26,880	26,621	25,681	1.43
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.22%	5/5/2028	—	(33)	(178)	-0.01
								101,447	94,248	5.26
IT Services
Apollo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	18,028	17,858	17,947	1.00
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	6,110	6,040	6,072	0.34
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(26)	(12)	—
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.04%	5/5/2028	2,564	2,564	2,237	0.12
Atlas Purchaser, Inc.	(6) (7)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.04%	5/5/2028	5,917	5,917	1,244	0.07
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	38,753	38,354	38,222	2.13
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	8,719	8,637	8,600	0.48
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.95%	8/4/2027	1,460	1,423	1,402	0.08
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	30,393	30,054	30,181	1.69
GI DI Cornfield Acquisition, LLC	(6) (16)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	—	(84)	(110)	-0.01
Help/Systems Holdings, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.13%	11/19/2027	17,500	17,500	14,723	0.82
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.18%	3/2/2029	2,607	2,596	2,607	0.15
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	10.16%	8/12/2026	40,005	39,822	40,005	2.23
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.16%	8/12/2026	—	(15)	—	—
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	17,454	17,298	17,367	0.97
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	6/15/2029	11,754	11,591	11,665	0.65
Ridge Trail US Bidco, Inc.	(6) (8) (13)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	23,856	23,527	23,856	1.33
Ridge Trail US Bidco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(55)	—	—
Ridge Trail US Bidco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	744	708	744	0.04
Syntax Systems, Ltd.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.43%	10/27/2028	37,164	36,966	37,164	2.08
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (9)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	23,676	23,450	23,617	1.32
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	2,182	2,133	2,162	0.12
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	247	218	239	0.01
UpStack, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	9,750	9,661	9,677	0.54
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	750	730	722	0.04
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/25/2031	338	324	326	0.02
Victors Purchaser, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	5,069	5,023	5,069	0.28

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	262	$256	$262	0.01%
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(5)	—	—
								302,465	295,988	16.53
Life Sciences Tools & Services
Model N, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	11,874	11,768	11,874	0.66
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(14)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	(15)	—	—
								11,739	11,874	0.66
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	13,325	13,220	13,045	0.73
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	12/30/2026	416	408	390	0.02
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	10,701	10,544	10,689	0.60
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.04%	10/30/2028	59	52	59	—
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	11,732	11,631	11,732	0.66
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	3,617	3,587	3,617	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.50%	10.93%	7/21/2027	1,000	983	1,000	0.06
								40,425	40,532	2.26
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	7,386	7,183	7,386	0.41
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	1,541	1,519	1,541	0.09
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	296	284	296	0.02
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	11,199	11,099	11,199	0.63
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	1,456	1,435	1,456	0.08
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(11)	—	—
								21,509	21,878	1.22
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	10,871	10,726	10,832	0.61
Caerus US 1, Inc.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	1,591	1,568	1,585	0.09
Caerus US 1, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.00%	9.30%	5/25/2029	227	213	223	0.01
Real Chemistry Intermediate III, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	8,775	8,732	8,732	0.49
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	(10)	(10)	—
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	(9)	(9)	—
								21,220	21,353	1.19
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7)	First Lien Debt	S +	6.00%	10.29%	3/10/2027	3,256	3,231	3,256	0.18
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16)	First Lien Debt	S +	6.00%	10.29%	3/10/2027	—	(9)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	27,323	$27,068	$27,214	1.52%
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	730	710	712	0.04
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(28)	(12)	—
Ascend Partner Services, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	4,875	4,830	4,875	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	5,997	5,931	5,997	0.33
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	—	(15)	—	—
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	16,969	16,637	16,836	0.94
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	12/31/2027	16,100	15,752	15,969	0.89
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	15,407	15,321	15,407	0.86
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	1,920	1,910	1,920	0.11
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	(5)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	4,302	4,262	4,291	0.24
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	463	450	457	0.03
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(9)	(2)	—
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	13,072	13,013	13,072	0.73
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	—	(9)	—	—
GPS Merger Sub, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	6,752	6,651	6,752	0.38
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	—	(9)	—	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	10/2/2029	—	(14)	—	—
IG Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	10,734	10,642	10,680	0.60
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	—	(10)	(6)	—
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	3,172	3,113	3,141	0.18
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	1,508	1,462	1,468	0.08
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.28%	8/1/2029	—	(15)	(9)	—
IQN Holding Corp.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2029	5,582	5,548	5,582	0.31
IQN Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2029	1,818	1,797	1,797	0.10
IQN Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.08%	5/2/2028	329	327	329	0.02
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	2,202	2,182	2,202	0.12
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(10)	—	—
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(5)	—	—
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	16,326	16,112	16,286	0.91
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	845	814	836	0.05
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.55%	5/6/2030	842	821	838	0.05
								158,446	159,888	8.93

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	10,838	$10,830	$10,838	0.61%
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	278	277	278	0.02
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	595	595	595	0.03
Inhabitiq, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	17,913	17,828	17,862	1.00
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(12)	(14)	—
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(14)	(9)	—
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	58,428	58,198	58,165	3.25
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	31	30	31	—
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	128	122	118	0.01
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.20%	10/13/2027	24,887	24,665	24,428	1.36
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.20%	10/13/2027	5,950	5,895	5,841	0.33
Zarya Intermediate, LLC	(6) (8) (13)	First Lien Debt	S +	6.50%	10.83%	7/1/2027	34,965	34,965	34,965	1.95
Zarya Intermediate, LLC	(6) (8) (13) (16)	First Lien Debt	S +	6.50%	10.83%	7/1/2027	—	—	—	—
								153,379	153,098	8.55
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.99%	4/12/2027	22,830	22,678	22,830	1.28
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.99%	4/12/2027	—	(31)	—	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.82%	6/21/2029	32,875	32,495	32,875	1.84
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	20,499	20,445	20,499	1.15
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(19)	—	—
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.30%	3/9/2028	—	(1)	—	—
Apryse Software Corp.	(6) (7) (10)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	27,704	27,428	27,428	1.53
Apryse Software Corp.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	—	(23)	(23)	—
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	31,700	31,414	31,700	1.77
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	—	(34)	—	—
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.25%	8.55%	7/26/2030	—	(47)	—	—
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	22,200	22,002	22,200	1.24
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(45)	—	—
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(36)	—	—
Banyan Software Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	12,143	12,030	12,022	0.67
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	3,940	3,880	3,864	0.22
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	191	179	178	0.01
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.80%	5/14/2029	3,637	3,590	3,637	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.30%	5/15/2028	—	(3)	—	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	38,667	$38,519	$38,667	2.16%
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.93%	6/9/2027	—	(40)	—	—
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.53%	2/27/2030	2,241	2,200	2,241	0.13
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.53%	2/27/2030	—	(9)	—	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.53%	2/27/2029	—	(13)	—	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	5,895	5,795	5,895	0.33
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.55%	6/28/2029	—	(6)	—	—
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	28,138	27,957	28,081	1.57
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	—	(25)	(8)	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	206	189	200	0.01
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.08%	8/29/2029	19,505	19,153	19,505	1.09
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.08%	8/29/2029	795	760	795	0.04
Emburse, Inc.	(6) (7) (9)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	3,684	3,675	3,675	0.21
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(1)	(1)	—
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(2)	(2)	—
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	18,008	17,747	17,737	0.99
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(36)	(74)	—
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(32)	(33)	—
Everbridge Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	31,970	31,827	31,970	1.79
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	4,352	4,318	4,352	0.24
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	—	(19)	—	—
Formstack Acquisition, Co.	(6) (8)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	10,855	10,719	10,556	0.59
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	1,075	1,042	955	0.05
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	350	324	290	0.02
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	10,860	10,598	10,860	0.61
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	8,921	8,726	8,921	0.50
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.73%	11/27/2029	304	290	304	0.02
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	12,956	12,852	12,956	0.72
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	7,016	6,954	7,016	0.39
Granicus, Inc.	(6) (16)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	252	238	252	0.01
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	59,732	59,447	59,732	3.34

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	25	$24	$25	—%
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	183	171	183	0.01
Hootsuite, Inc.	(6) (13)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	22,275	21,989	22,219	1.24
Hootsuite, Inc.	(6) (13) (16)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	—	(31)	(6)	—
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	5,323	5,236	5,323	0.30
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	—	(8)	—	—
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	26,165	25,827	26,165	1.46
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.08%	6/24/2029	692	683	692	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	6/24/2028	1,333	1,292	1,333	0.07
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.83%	7/2/2029	9,091	8,861	8,909	0.50
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.84%	7/2/2029	—	(22)	(18)	—
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.08%	7/22/2029	8,468	8,415	8,468	0.47
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.75%	12.25%	7/22/2028	—	(5)	—	—
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	14,483	14,288	14,483	0.81
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	—	(39)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/11/2029	6,866	6,823	6,832	0.38
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/11/2029	—	(2)	(2)	—
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	3,336	3,313	3,336	0.19
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	1,993	1,982	1,993	0.11
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.72%	4/28/2028	74	73	74	—
Onit, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	15,741	15,590	15,631	0.87
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(33)	(49)	—
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(22)	(16)	—
Optimizely North America, Inc.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	8,373	8,296	8,352	0.47
Optimizely North America, Inc.	(6) (9) (13)	First Lien Debt	E +	5.25%	7.23%	10/30/2031	€3,082	3,317	3,609	0.20
Optimizely North America, Inc.	(6) (9) (13)	First Lien Debt	SA +	5.50%	9.72%	10/30/2031	£1,027	1,324	1,404	0.08
Optimizely North America, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.00%	9.33%	10/30/2031	—	(11)	(3)	—
Pound Bidco, Inc.	(6) (7) (8) (13)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	22,181	22,047	22,092	1.23
Pound Bidco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	6.00%	10.83%	2/1/2027	930	930	921	0.05
Pound Bidco, Inc.	(6) (7) (13) (16)	First Lien Debt	P +	5.00%	12.50%	2/1/2027	188	181	183	0.01
Project Leopard Holdings, Inc.	(10) (13)	First Lien Debt	S +	5.25%	9.63%	7/20/2029	6,123	5,838	5,534	0.31
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.20%	4/15/2027	19,157	19,118	18,189	1.02
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.20%	4/15/2027	57	56	53	—
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	5,651	5,568	5,651	0.32
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	4,166	4,091	4,166	0.23
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.21%	12/7/2028	84	71	84	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Runway Bidco, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	10,900	$10,798	$10,873	0.61%
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(12)	(7)	—
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.30%	12/17/2031	—	(12)	(3)	—
Saturn Borrower, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	11,430	11,275	11,318	0.63
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(28)	(41)	—
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	200	175	182	0.01
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	12.04%	4/5/2029	21,410	21,211	18,529	1.03
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	12.04%	4/5/2029	85	55	(424)	-0.02
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	9,562	9,518	9,562	0.53
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	641	635	641	0.04
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.45%	2/19/2030	—	(2)	—	—
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	11.29%	4/5/2029	38,689	38,197	38,689	2.16
								716,090	717,181	40.06
Wireless Telecommunication Services
CCI Buyer, Inc.	(9)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	2,834	2,807	2,807	0.16
CCI Buyer, Inc.	(9) (16)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	—	(2)	(2)	—
Mobile Communications America, Inc.	(6) (7) (8)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	5,865	5,797	5,865	0.33
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	1,382	1,361	1,378	0.08
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	85	75	85	—
								10,038	10,133	0.57
Total Debt Investments - non-controlled/non-affiliated								$3,772,402	$3,728,143	208.24%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (8) (17)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	3,103	$3,103	$3,103	0.17%
KWOR Acquisition, Inc.	(6) (8) (17)	Other Debt	S +	8.00% PIK	12.30%	2/28/2030	1,052	1,052	1,052	0.06
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	17	2	17	—
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	26	2	26	—
								4,159	4,198	0.23
Total Debt Investments - non-controlled/affiliated								$4,159	$4,198	0.23%
Total Debt Investments								$3,776,561	$3,732,341	208.48%

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		04/22/2021	6,538	$654	$591	0.03%
Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		06/29/2021	8,500	850	1,801	0.10
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (14) (15)	Common Equity		02/03/2025	240,000	228	230	0.01
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/2021	1,000,000	1,000	1,740	0.10
Surewerx Topco, LP	(6) (13) (14) (15)	Common Equity		12/28/2022	512	512	598	0.03
						1,740	2,568	0.14
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		03/12/2024	1,666,989	75	—	—
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25%	06/24/2022	1,000,000	1,422	978	0.05
						2,876	978	0.05
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/01/2024	2,748	—	—	—

Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	09/05/2024	120	1,184	1,193	0.07
LUV Car Wash	(6) (14) (15)	Common Equity		04/06/2022	123	123	78	—
						1,307	1,271	0.07
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	105	0.01

Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		03/22/2021	17,543	2,013	123	0.01
						2,013	123	0.01
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/2021	165,761	1,220	1,938	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		03/29/2024	5,460,555	—	—	—
Suveto Buyer, LLC	(6) (13) (14) (15)	Common Equity		11/19/2021	19,257	1,926	1,896	0.11
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity	6.00% PIK	03/29/2024	2,649,446	1,809	46	—
						4,955	3,880	0.22
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity		09/01/2022	908	25	62	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity			10/31/2022	21,744	$277	$532	0.03%
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity		10.50%	12/21/2021	3,250,000	4,641	4,452	0.25
							4,943	5,046	0.28
IT Services
Help HP SCF Investor, LP (Help/Systems)	(13) (14) (15)	Common Equity			05/12/2021	9,619,564	12,461	15,983	0.89
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity			03/05/2021	1,000,000	1,000	550	0.03
							13,461	16,533	0.92
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity			03/09/2021	29,441	2,944	1,309	0.07
Verdantas, LLC	(6) (14) (15)	Common Equity			05/03/2024	4,780	5	6	—
Verdantas, LLC	(6) (15)	Preferred Equity		10.00%	05/03/2024	473,220	531	634	0.04
							3,480	1,949	0.11
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/2021	1,882,739	1,937	1,676	0.09
Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50%	04/05/2021	5,000	7,417	7,530	0.42
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	2,966	100	248	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		11.75%	06/25/2022	1,758	2,370	2,532	0.14
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/2021	2,255	3,425	3,227	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			08/29/2023	477,846	621	674	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	07/07/2022	1,012,200	1,422	1,498	0.08
							15,355	15,709	0.88
Total Equity Investments - non-controlled/non-affiliated							53,721	52,230	2.92
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (14) (15) (17)	Common Equity			02/28/2025	637	244	244	0.01
KWOR Intermediate I, Inc.	(6) (15) (17)	Preferred Equity	S+	8.00% PIK	02/28/2025	680,778	681	681	0.04
							925	925	0.05
Total Equity Investments - non-controlled/affiliated							925	925	0.05
Total Equity Investments							$54,646	$53,155	2.97%
Total Portfolio Investments							$3,831,207	$3,785,496	211.44%
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares				4.18%			27,410	27,410	1.53
Cash							52,216	52,216	2.92

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Cash and Cash Equivalents and Short Term Investments						$79,626	$79,626	4.45%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$3,910,833	$3,865,122	215.89%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)	Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75%, 1-month E at 1.93%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.15%, SA at 4.22% and the P at 7.50%.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").
(5)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(6)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee, under the supervision of the Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)	Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt”.
(8)	Loan includes interest rate floor of 1.00%.
(9)	Loan includes interest rate floor of 0.75%.
(10)	Loan includes interest rate floor of 0.50%.
(11)	The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(12)	Investment was on non-accrual status as of June 30, 2025.
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 7.09% of total assets as calculated in accordance with regulatory requirements.

(14)	Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $53,155 or 2.97% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(16) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2025:

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$547	$(246)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	494	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	1,400	—
Accel International Holdings, Inc.	Revolver	04/26/2032	1,874	(9)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	3,835	(15)
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(12)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	41	—
Alert Media, Inc.	Revolver	04/12/2027	4,266	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	409	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	3,375	—
Amerilife Holdings, LLC	Revolver	08/31/2028	1,948	—
Answer Acquisition, LLC	Revolver	12/30/2026	833	(18)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	6,255	(114)
Any Hour, LLC	Revolver	05/23/2030	1,593	(29)
Apex Service Partners, LLC	Revolver	10/24/2029	2,911	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,191	(10)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,768	(12)
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	431	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	03/09/2028	167	—
Applitools, Inc.	Revolver	05/25/2028	433	(4)
Apryse Software Corp.	Revolver	06/26/2032	2,296	(23)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	4,087	—
Aptean, Inc.	Revolver	01/30/2031	1,581	—
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(66)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	2,421	—
Ascend Partner Services, LLC	Revolver	08/11/2031	1,684	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	567	—
Associations, Inc.	Revolver	07/03/2028	83	—
Atlas US Finco, Inc.	Revolver	12/11/2029	632	(6)
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	10,571	—
AuditBoard, Inc.	Revolver	07/14/2031	4,229	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Banyan Software Holdings, LLC	Delayed Draw Term Loan	01/02/2027	$2,574	$(26)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	2,261	(11)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,113	(11)
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	157	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	06/03/2026	700	(6)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	386	—
Bullhorn, Inc.	Revolver	10/01/2029	717	—
CCI Buyer, Inc.	Revolver	05/13/2032	165	(2)
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	601	(3)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	10,568	(50)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,414	(7)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,471	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	—
Caerus US 1, Inc.	Revolver	05/25/2029	944	(3)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,724	(4)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	1,000	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	2,778	(38)
Cerity Partners, LLC	Delayed Draw Term Loan	06/07/2026	590	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	3,480	—
Cerity Partners, LLC	Revolver	07/28/2028	118	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	2,256	(11)
Chase Intermediate, LLC	Revolver	10/30/2028	471	—
Cliffwater, LLC	Revolver	04/22/2032	823	(8)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	3,680	(4)
Consor Intermediate II, LLC	Revolver	05/12/2031	244	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	1,085	—
Coupa Holdings, LLC	Revolver	02/27/2029	831	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	02/10/2032	514	(1)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	4,118	(8)
Diligent Corporation	Revolver	08/02/2030	2,539	(5)
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	505	(3)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Dwyer Instruments, Inc.	Revolver	07/20/2029	$1,396	$(7)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,589	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2025	5,881	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	3,528	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	719	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	365	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(1)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	477	(8)
Energy Labs Holdings Corp.	Revolver	04/07/2028	200	(3)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	4,945	(74)
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(33)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	4,773	—
Essential Services Holding Corporation	Revolver	06/17/2030	2,625	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	6,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	2,000	(20)
Excelitas Technologies Corp.	Revolver	08/14/2028	131	(1)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	111	(1)
FLS Holding, Inc.	Revolver	12/17/2027	360	(41)
FMG Suite Holdings, LLC	Revolver	10/30/2026	2,319	—
FORTIS Solutions Group, LLC	Revolver	10/15/2027	2,024	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	3,137	(31)
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	(10)
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	3,272	(90)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,838	(51)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	100	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/25/2025	1,720	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	05/01/2026	2,250	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	06/30/2026	170	—
Fullsteam Operations, LLC	Revolver	11/27/2029	304	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	1,708	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	331	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	05/31/2026	15,667	(110)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	1,274	—
GPS Merger Sub, LLC	Revolver	10/02/2029	1,019	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	$41	$—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	2,287	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	1,072	—
Galway Borrower, LLC	Revolver	09/29/2028	1,520	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,955	—
Granicus, Inc.	Revolver	01/17/2031	1,548	—
GraphPad Software, LLC	Delayed Draw Term Loan	06/28/2026	7,184	—
GraphPad Software, LLC	Revolver	06/30/2031	2,993	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	2,685	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Revolver	12/10/2026	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	07/24/2025	3,121	(16)
Helios Service Partners, LLC	Revolver	03/19/2027	1,135	(6)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	3,893	—
High Street Buyer, Inc.	Delayed Draw Term Loan	03/11/2026	2,853	—
High Street Buyer, Inc.	Revolver	04/16/2027	2,136	—
Hootsuite, Inc.	Revolver	05/22/2030	2,500	(6)
Hyland Software, Inc.	Revolver	09/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	(6)
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,718	(4)
Imagine 360, LLC	Revolver	10/02/2028	1,064	(3)
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,976	(14)
Inhabitiq, Inc.	Revolver	01/12/2032	3,110	(9)
Inszone Mid, LLC	Delayed Draw Term Loan	11/10/2025	—	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	9,160	—
Inszone Mid, LLC	Revolver	11/30/2029	1,569	—
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	434	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	701	(2)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	917	(9)
KENG Acquisition, Inc.	Delayed Draw Term Loan	07/17/2026	1,465	(15)
KENG Acquisition, Inc.	Revolver	08/01/2029	878	(9)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	10/01/2025	723	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	675	—

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	$1,127	$(11)
LeadVenture, Inc.	Revolver	06/23/2032	841	(13)
LegitScript, LLC	Revolver	06/24/2028	2,833	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	146	—
LogRhythm, Inc.	Revolver	07/02/2029	909	(18)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,653	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	2,215	(11)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	954	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,500	—
MRI Software, LLC	Delayed Draw Term Loan	09/04/2026	7	—
MRI Software, LLC	Revolver	02/10/2027	2,174	(10)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	(16)
Majesco, Inc.	Revolver	09/21/2027	1,575	—
Mantech International CP	Delayed Draw Term Loan	12/14/2025	197	—
Mantech International CP	Revolver	09/14/2028	507	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	782	(4)
Mobile Communications America, Inc.	Revolver	10/16/2029	876	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	3,265	—
Model N, Inc.	Revolver	06/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	1,467	(7)
NDT Global Holding, Inc.	Revolver	06/04/2032	733	(7)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	(10)
NSI Holdings, Inc.	Revolver	11/17/2031	1,210	(9)
Nasuni Corporation	Revolver	09/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(2)
Oak Purchaser, Inc.	Revolver	04/28/2028	298	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	(49)
Onit, Inc.	Revolver	01/27/2032	2,315	(16)
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(3)
PDI TA Holdings, Inc.	Revolver	02/03/2031	1,368	(1)
PMA Parent Holdings, LLC	Revolver	01/31/2031	214	(2)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,937	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	5,602	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	4,485	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	1,288	(5)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pound Bidco, Inc.	Revolver	02/01/2027	$975	$(4)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
Project Boost Purchaser, LLC	Delayed Draw Term Loan	08/19/2025	582	(3)
Project Boost Purchaser, LLC	Revolver	05/02/2028	120	—
Project Potter Buyer, LLC	Revolver	04/23/2026	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(42)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	5,880	—
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	3,189	—
RFS Opco, LLC	Revolver	04/04/2029	323	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	4,000	(20)
Railpros Parent, LLC	Revolver	05/24/2032	2,000	(20)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	861	—
Randy's Holdings, Inc.	Revolver	11/01/2029	346	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,709	(10)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	3,900	(9)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(9)
Recovery Point Systems, Inc.	Revolver	08/12/2026	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	02/05/2026	142	(1)
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	5,739	(29)
Revalize, Inc.	Revolver	04/15/2027	14	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	8,268	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,012	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	1,264	—
Riskonnect Parent, LLC	Revolver	12/07/2028	832	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	35	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(7)
Routeware, Inc.	Revolver	09/18/2031	273	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(7)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	05/31/2026	8,691	—
SV Newco 2, Inc.	Revolver	06/02/2031	8,591	—
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	4,167	(41)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,675	(16)
Securonix, Inc.	Revolver	04/05/2029	3,697	(497)
Sherlock Buyer Corp.	Revolver	12/08/2027	1,286	(21)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	$1,072	$—
Smarsh, Inc.	Revolver	02/16/2029	461	—
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(22)
Spark Buyer, LLC	Revolver	10/15/2031	394	(10)
Spectrio, LLC	Revolver	12/09/2026	296	(39)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	653	—
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	248	(1)
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	881	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	(1)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	(1)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,359	—
Superman Holdings, LLC	Revolver	08/29/2031	2,901	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	601	(3)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	689	(3)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	226	(1)
Suveto Buyer, LLC	Revolver	09/09/2027	1,296	(4)
Sweep Purchaser, LLC	Revolver	06/30/2027	1,125	—
Tamarack Intermediate, LLC	Revolver	03/12/2029	786	—
Tank Holding Corp.	Revolver	03/31/2028	800	(42)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	6,053	(15)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	2,841	(7)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	494	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,949	—
Transit Technologies, LLC	Revolver	08/20/2030	1,704	—
Trintech, Inc.	Revolver	07/25/2029	2,092	(10)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(178)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	2,200	—
Two Six Labs, LLC	Revolver	08/20/2027	1,110	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,208	—
UHY Advisors, Inc.	Revolver	11/21/2031	584	—
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	06/21/2026	26	—
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	990	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	3,000	(23)
UpStack, Inc.	Revolver	08/25/2031	1,162	(9)

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
V Global Holdings, LLC	Revolver	12/22/2027	$138	$(9)
VRC Companies, LLC	Revolver	06/29/2027	1,653	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,250	(6)
Vamos Bidco, Inc.	Revolver	01/30/2032	675	(2)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	25	(2)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	781	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	500	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	143	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	912	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	2,345	(6)
Verdantas, LLC	Revolver	05/06/2030	912	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	—
Vertex Service Partners, LLC	Revolver	11/08/2030	91	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	2,277	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	1,244	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	949	—
Victors Purchaser, LLC	Revolver	08/15/2031	693	—
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	—
YI, LLC	Revolver	12/03/2029	883	(4)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,649	—
iCIMS, Inc.	Revolver	08/18/2028	39	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,534	(12)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$547,940	$(2,706)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$1,196	$—
Total Unfunded Commitments			$549,136	$(2,706)

(17) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows:

Morgan Stanley Direct Lending Fund
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$5,083	$—	$40	$—	$5,123	$156
Total	$—	$5,083	$—	$40	$—	$5,123	$156

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

Additional Information

Interest Rate Swaps(a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	05/17/2029	350,000	7,363	—	6,918
BNP Paribas	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	4,549	—	4,549

(a)	Contains a variable rate structure. Bears interest at a rate determined by SOFR.
(b)	Instrument is used in a hedge accounting relationship. The associated change in fair value is recorded along with the change in fair value of the hedging item within interest expense.
(c)	For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
(d)	The Company's interest rate swaps are cleared over-the-counter.

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
(15)
Securities exempt from registration under the Securities Act of 1933, as amended and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $58,391 or 3.17% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
June 30, 2025
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
On January 26, 2024, the Company closed its initial public offering (“IPO”), issuing 5,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) at a public offering price of $20.67 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $97.1 million. The Company’s Common Stock began trading on the NYSE under the symbol “MSDL” on January 24, 2024.

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position, or the consolidated results of operations as previously reported.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less, and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Money Market Funds
Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statement of Assets and Liabilities.
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
As of June 30, 2025 and December 31, 2024, the Company had certain investments in four and two portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2025 and December 31, 2024 was $28,434 and $8,117, respectively.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company accrued $200 and $827 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2024, the Company accrued $500 and $936 of U.S. federal excise tax, respectively.
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
(3)SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On November 25, 2019, the Company entered into an investment advisory agreement with our Adviser (the "Original Investment Advisory Agreement").
On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser (as amended and restated, the “Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved by the Board in August 2025 and will continue from year to year if approved annually the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors").
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately borne by the stockholders.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 1.0% of the Company's average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents.
Pursuant to the Investment Advisory Agreement, the Adviser agreed to irrevocably waive any portion of the Base Management Fee in excess of 0.75% of the Company's average gross assets calculated in accordance with the Investment Advisory Agreement for the period from January 24, 2024 to January 24, 2025 (the “Waiver Period”).
Base Management Fees waived during the Waiver Period were not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. Base Management Fees for any partial month or quarter will be appropriately pro-rated.
For the three and six months ended June 30, 2025, Base Management Fees were $9,624 and $18,601, net of waiver, respectively. For the three and six months ended June 30, 2024, Base Management Fees were and $6,479 and $11,612, net of waiver, respectively. As of June 30, 2025 and December 31, 2024, $9,624 and $7,042, respectively, were payable to the Investment Adviser relating to Base Management Fees.
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

For the three and six months ended June 30, 2025, income based incentive fees were $9,279 and $18,747, net of waiver respectively. For the three and six months ended June 30, 2024, income based incentive fees were $9,903 and $20,028, net of waiver respectively. As of June 30, 2025 and December 31, 2024, $9,279 and $8,956, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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
For the three and six months ended June 30, 2025, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and six months ended June 30, 2024, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.
As of June 30, 2025 and December 31, 2024, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement will continue from year to year if approved annually by the Board, including a majority of the Independent Directors. The Administration Agreement was most recently re-approved in August 2025.
For the three and six months ended June 30, 2025, the Company incurred $85 and $145, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
For the three and six months ended June 30, 2024, the Company incurred $17 and $42, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024 were $52 and $29, respectively.
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

MS Credit Partners Holdings, Inc. Investment
MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of June 30, 2025 and December 31, 2024, MS Credit Partners Holdings held approximately 11.2% and 11.0% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.
Morgan Stanley & Co. Related Transactions
Morgan Stanley & Co. LLC served as an initial purchaser in connection with the private placement of the Company’s 2029 Notes (as defined below in Note 6. “Debt”) and received fees of $210 at closing on May 27, 2024.
Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.
Morgan Stanley & Co. LLC served as an underwriter in connection with the public offering of the Company’s 2030 Notes (as defined below in Note 6. “Debt”) and received fees of $210 at closing on May 19, 2025.

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
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,682,846	$3,650,847	96.4%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,435	71,721	1.9	78,803	69,367	1.8
Other Debt Investments	11,280	9,773	0.3	9,755	9,198	0.2
Equity	54,646	53,155	1.4	54,683	58,391	1.5
Total	$3,831,207	$3,785,496	100.0%	$3,813,127	$3,791,494	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	2.2%	2.2%
Air Freight & Logistics	0.4	0.3
Automobile Components	3.1	3.0
Automobiles	3.7	3.6
Beverages	0.1	—
Biotechnology	0.7	0.7
Building Products	0.4	0.4
Chemicals	0.5	0.5
Commercial Services & Supplies	9.2	9.1
Construction & Engineering	2.1	2.0
Consumer Staples Distribution & Retail	0.7	0.7
Containers & Packaging	1.2	1.2
Distributors	2.0	2.3
Diversified Consumer Services	4.8	4.7
Electrical Equipment	0.3	0.1
Electronic Equipment, Instruments & Components	2.2	2.1
Financial Services	2.9	2.5
Food Products	1.4	2.0
Ground Transportation	0.7	0.6
Health Care Equipment & Supplies	0.3	0.6
Health Care Providers & Services	4.9	5.0
Health Care Technology	1.6	1.6
Industrial Conglomerates	1.5	1.2
Insurance Services	11.4	12.0
Interactive Media & Services	2.5	2.6
IT Services	8.3	8.9
Life Sciences Tools & Services	0.3	0.3
Machinery	1.1	0.9
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.6	0.3
Professional Services	4.4	5.4
Real Estate Management & Development	4.1	3.6
Software	19.4	18.9
Wireless Telecommunication Services	0.4	0.1
Total	100.0%	100.0%
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$13,000	$13,153	0.3%	$8,798	$8,970	0.2%
Canada	118,220	119,453	3.2	153,734	154,953	4.1
United Kingdom	12,507	12,640	0.3	12,411	12,196	0.3
United States	3,687,480	3,640,250	96.2	3,638,184	3,615,375	95.4
Total	$3,831,207	$3,785,496	100.0%	$3,813,127	$3,791,494	100.0%

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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
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
As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$20,600	$3,630,247	$3,650,847	$—	$51,329	$3,603,209	$3,654,538
Second Lien Debt	—	21,978	49,743	71,721	—	36,016	33,351	69,367
Other Debt Investments	—	—	9,773	9,773	—	—	9,198	9,198
Equity	—	—	37,172	37,172	—	—	41,198	41,198
Subtotal	$—	$42,578	$3,726,935	$3,769,513	$—	$87,345	$3,686,956	$3,774,301
Investment measured at net asset value(1)				15,983				17,193
Total Investments				$3,785,496				$3,791,494
Cash and cash equivalents	$52,216	$—	$—	$52,216	$63,396	$—	$—	$63,396
Unaffiliated money market fund	$27,410	$—	$—	$27,410	$8,976	$—	$—	$8,976
(1) The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,631,679	$49,212	$9,603	$37,872	$3,728,366
Purchases of investments(1)	204,003	—	—	—	204,003
Proceeds from principal repayments and sales of investments(2)	(207,470)	—	—	—	(207,470)
Accretion of discount/amortization of premium	3,796	21	6	—	3,823
Payment-in-kind	3,091	278	267	482	4,118
Net change in unrealized appreciation (depreciation)	(4,879)	232	(103)	(1,182)	(5,932)
Net realized gains (losses)	27	—	—	—	27
Transfers into/(out) of Level 3(3)	—	—	—	—	—
Fair value, end of period	$3,630,247	$49,743	$9,773	$37,172	$3,726,935

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(4,482)	$232	$(103)	$(1,182)	$(5,535)
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,603,209	$33,351	$9,198	$41,198	$3,686,956
Purchases of investments(1)	409,348	3,064	1,021	1,154	414,587
Proceeds from principal repayments and sales of investments(2)	(410,112)	—	—	(4,149)	(414,261)
Accretion of discount/amortization of premium	8,028	50	10	—	8,088
Payment-in-kind	7,018	516	493	1,027	9,054
Net change in unrealized appreciation (depreciation)	(16,067)	(815)	(949)	(3,990)	(21,821)
Net realized gains (losses)	(1,345)	—	—	1,932	587
Transfers into/(out) of Level 3(3)	30,168	13,577	—	—	43,745
Fair value, end of period	$3,630,247	$49,743	$9,773	$37,172	$3,726,935

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(13,796)	$(814)	$(949)	$(2,621)	$(18,180)
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,093,759	$82,186	$2,163	$41,565	$3,219,673
Purchases of investments(1)	493,351	—	5,770	497	499,618
Proceeds from principal repayments and sales of investments(2)	(274,169)	(14,780)	—	—	(288,949)
Accretion of discount/amortization of premium	4,238	255	4	—	4,497
Payment-in-kind	2,207	230	95	701	3,233
Net change in unrealized appreciation (depreciation)	4,840	(605)	435	(1,258)	3,412
Net realized gains (losses)	—	—	—	—	—
Transfers into/(out) of Level 3(3)	(5,174)	—	—	—	(5,174)
Fair value, end of period	$3,319,052	$67,286	$8,467	$41,505	$3,436,310

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$3,387	$(414)	$435	$(1,295)	$2,113
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$2,064	$38,572	$3,117,354
Purchases of investments(1)	660,813	836	5,770	2,516	669,935
Proceeds from principal repayments and sales of investments(2)	(337,511)	(25,230)	—	—	(362,741)
Accretion of discount/amortization of premium	6,744	426	6	—	7,176
Payment-in-kind	4,700	365	114	1,281	6,460
Net change in unrealized appreciation (depreciation)	10,775	(5,959)	513	(864)	4,465
Net realized gains (losses)	(4,750)	—	—	—	(4,750)
Transfers into/(out) of Level 3(3)	(1,589)	—	—	—	(1,589)
Fair value, end of period	$3,319,052	$67,286	$8,467	$41,505	$3,436,310

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$9,438	$(5,932)	$513	$(864)	$3,155
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

	June 30, 2025
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,602,320	Yield Analysis	Discount Rate	7.09%	91.46%	10.07%
	27,927	Market Approach	EBITDA Multiple	7.50x	10.00x	8.53x
Investments in second lien debt	46,640	Yield Analysis	Discount Rate	10.34%	20.30%	18.71%
	3,103	Market Approach	EBITDA Multiple			8.25x
Investments in other securities:
Other debt	8,637	Yield Analysis	Discount Rate	14.45%	15.20%	14.62%
	1,136	Market Approach	EBITDA Multiple	8.25x	9.00x	8.30x
Preferred equity	18,879	Income Approach	Discount Rate	11.84%	16.26%	14.43%
	3,893	Market Approach	EBITDA Multiple	8.25x	14.75x	13.13x
Common equity	11,541	Market Approach	EBITDA Multiple	1.50x	19.00x	11.62x
	2,859	Market Approach	Revenue Multiple	9.00x	22.25x	12.44x
Total Investments	$3,726,935
(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2025, two preferred equity positions with a combined fair value of $3.2 million transitioned from an income approach to a market approach valuation technique, three debt investments with a combined fair value of $27.9 million transitioned from a yield analysis to market approach valuation technique, and one debt investment with a fair value of $1.2 million transitioned from market approach to yield analysis valuation technique.
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

Financial instruments disclosed but not carried at fair value
The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company. The fair value of the Company’s credit facilities, 2025 Notes, 2029 Notes and 2030 Notes is estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$316,000	$316,000	$316,000	$316,000
Truist Credit Facility	3	613,188	613,188	617,401	617,401
2027 Notes(1)	2	422,832	421,940	422,174	418,370
2025 Notes(1)	3	—	—	274,144	275,000
2029 Notes(1)(2)	3	351,535	357,322	343,760	350,455
2030 Notes(1)(2)	3	346,699	354,539	—	—
Total		$2,050,254	$2,062,989	$1,973,479	$1,977,226
(1)As of June 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,822, $0, $2,775 and $4,176 and unamortized original issuance discount of $346, $0, $3,013 and $3,664, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(2)Inclusive of change in fair market value of effective hedge.
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6) DEBT

The Company’s debt obligations were as follows.

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$316,000	$284,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	613,188	829,037	1,300,000	617,401	680,770
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)(3)	—	—	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	350,000	350,000	—
2030 Notes(2)	350,000	350,000	—	—	—	—
Total	$3,175,000	$2,054,188	$1,113,037	$2,950,000	$1,983,401	$964,770
(1)As of June 30, 2025 and December 31, 2024, a letter of credit of $7,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)As of June 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,822, $0, $2,775 and $4,176 and unamortized original issuance discount of $346, $0, $3,013 and $3,664, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(3)The 2025 Notes were redeemed on June 16, 2025.
The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate (1)	6.02%	6.57%	6.06%	6.63%
Combined weighted average effective interest rate (2)	6.47%	7.03%	6.47%	7.07%
Combined weighted average debt outstanding	$2,046,092	$1,578,492	$2,038,571	$1,520,644
(1) Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2) Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, and each of the respective unsecured notes.
BNP Funding Facility
On October 14, 2020, Financing SPV entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2025, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 2.25% and, after the reinvestment period, 2.75%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027 and the facility has a final maturity date of August 21, 2029.
The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$5,250	$5,095	$10,444	$11,245
Facility unused commitment fees	470	472	935	787
Amortization of deferred financing costs	408	413	808	827
Total	$6,128	$5,980	$12,187	$12,859
Weighted average interest rate	6.57%	8.18%	6.57%	8.18%
Weighted average effective interest rate	7.08%	8.84%	7.08%	8.78%
Weighted average outstanding balance	$316,000	$246,527	$316,000	$271,846
Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility"). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of June 30, 2025, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.
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
The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$8,773	$8,531	$19,226	$17,158
Facility unused commitment fees	803	781	1,442	1,416
Amortization of deferred financing costs	642	517	1,202	1,029
Total	$10,218	$9,829	$21,870	$19,603
Weighted average interest rate	6.20%	7.35%	6.25%	7.34%
Weighted average effective interest rate	6.65%	7.80%	6.64%	7.78%
Weighted average outstanding balance	$560,037	$458,887	$612,212	$462,259
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
The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,781	$4,781	$9,563	$9,563
Accretion of original issuance discount	53	53	106	106
Amortization of debt issuance costs	283	288	560	568
Total	$5,117	$5,122	$10,229	$10,237
Stated interest rate	4.50%	4.50%	4.50%	4.50%
Weighted average effective interest rate	4.77%	4.77%	4.76%	4.76%
2025 Notes
On September 13, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $275,000 in aggregate principal amount of Series A Senior Notes due September 13, 2025 (the “2025 Notes”) to certain qualified institutional investors in a private placement. The 2025 Notes were delivered and paid for on September 13, 2022, subject to certain customary closing conditions. The 2025 Notes had a fixed interest rate of 7.55% per year. The 2025 Notes were redeemed on June 16, 2025 in accordance with the terms of the Note Purchase Agreement. Interest on the 2025 Notes was due semiannually in February and August of each year. The Company’s obligations under the Note Purchase Agreement were general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$4,326	$5,191	$9,516	$10,381
Amortization of debt issuance costs	303	302	605	604
Total	$4,629	$5,493	$10,121	$10,985
Stated interest rate	7.55%	7.55%	7.55%	7.55%
Weighted average effective interest rate	7.97%	7.99%	7.98%	7.99%
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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended June 30, 2025. For the three and six months ended June 30, 2025, the Company paid no periodic payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $7,363. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of

"accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest and other "financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$5,567	$2,631	$10,949	$2,631
Accretion of original issuance discount	194	96	385	96
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(27)	(7)	(51)	(7)
Amortization of debt issuance costs	259	158	574	158
Total	$5,993	$2,878	$11,857	$2,878
Stated interest rate	6.15%	6.15%	6.15%	6.15%
Weighted average effective interest rate	6.88%	6.74%	6.80%	6.74%
2030 Notes
On May 19, 2025, the Company issued $350,000 in aggregate principal amount of 6.000% notes due 2030 (the “2030 Notes”), pursuant to the Third Supplemental Indenture dated May 19, 2025 (the “Third Supplemental Indenture”), which supplements the Base Indenture (together with the Third Supplemental Indenture, the “2030 Notes Indenture”).
The 2030 Notes will mature on May 19, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to April 19, 2030 at par value plus a “make-whole” premium calculated in accordance with terms under “optional redemption” in the Indenture and at par value on April 19, 2030 or thereafter. The 2030 Notes bear interest at a rate of 6.000% per year payable semi-annually on May 19 and November 19 of each year, commencing on November 19, 2025. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the three and six months ended June 30, 2025, the Company paid no periodic payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of June 30, 2025, the interest rate swaps had a fair value of $4,549. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,450	$—	$2,450	$—
Accretion of original issuance discount	88	—	88	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(9)	—	(9)	—
Amortization of debt issuance costs	93	—	93	—
Total	$2,622	$—	$2,622	$—
Stated interest rate	6.00%	—%	6.00%	—%
Weighted average effective interest rate	6.44%	—%	6.44%	—%

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
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $549,136 and $564,839 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8) NET ASSETS
Equity
The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$29,624	$8,459
Net investment income (loss) after taxes	89,885	220,235
Net realized gain (loss)	640	(16,467)
Net unrealized appreciation (depreciation)	(24,759)	11,796
Dividends declared	(87,491)	(195,729)
Tax reclassification of stockholders’ equity	—	1,330
Total distributable earnings (loss), end of period	$7,899	$29,624
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
For the three and six months ended June 30, 2025, there were no shares issued through ATM offerings.
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
The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the six months ended June 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(1)
			$1.00	839,047
For the six months ended June 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,638	(1)
			$1.00	1,066,157
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
The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the six months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
Total Repurchases	1,548,459		1,548,459
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under the Original Company's 10b5-1 Plan during the six months ended June 30, 2024.
(9) EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator—net increase/(decrease) in net assets resulting from operations	$36,096	$59,045	$65,766	$110,729
Denominator—weighted average shares outstanding	87,189,801	89,271,839	87,798,346	88,315,183
Basic and diluted earnings (loss) per share	$0.41	$0.66	$0.75	$1.25

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$20.81	$20.67
Net investment income (loss)	1.02	1.25
Net unrealized and realized gain (loss)(2)	(0.24)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.78	1.24
Dividends declared	(1.00)	(1.00)
Issuance of common stock, net of underwriting and offering costs	—	(0.08)
Total increase (decrease) in net assets	(0.22)	0.16
Net asset value, end of period	$20.59	$20.83
Per share market value, end of period	18.72	21.85
Shares outstanding, end of period	86,962,629	89,407,009
Weighted average shares outstanding	87,798,346	88,315,183
Total return based on net asset value(3)	4.13%	5.86%
Total return based on market value(4)	(4.64)%	11.04%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,790,299	$1,861,961
Ratio of net expenses to average net assets(5)	11.15%	8.99%
Ratio of expenses before waivers to average net assets(5)	11.25%	9.72%
Ratio of net investment income to average net assets(5)	10.90%	13.18%
Asset coverage ratio(6)	187.00%	211.02%
Portfolio turnover rate	10.81%	10.85%

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
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP. For the six months ended June 30, 2024, the beginning market value per share is based on the initial public offering price of $20.67 per share and not annualized.
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

(11) SENIOR SECURITIES
The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
June 30, 2025 (unaudited)	$425,000	1,870	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
June 30, 2025 (unaudited)	$350,000	1,870	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
June 30, 2025 (unaudited)	$350,000	1,870	—	N/A(4)
Truist Credit Facility
June 30, 2025 (unaudited)	$613,188	1,870	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
June 30, 2025 (unaudited)	$316,000	1,870	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
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
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.

On August 5, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around October 24, 2025 to shareholders of record as of September 30, 2025.
On August 6, 2025, North Haven Private Credit CLO 1 LLC (the “Issuer”), a direct subsidiary of the Company, established pricing terms for a collateralized loan obligation (“CLO”) transaction and the notes to be issued by the Issuer.
The Issuer expects to issue approximately $401,200,000 in aggregate principal amount of notes collateralized by the assets held by the Issuer, consisting of $182,000,000 in Class A-1 Senior Secured Floating Rate Notes due 2037 and $50,000,000 in Class A-1 Senior Secured Floating Rate Loans due 2037, which will bear interest at a rate of three-month SOFR + 1.54%, $16,000,000 in Class A-2 Senior Secured Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 1.70%, $24,000,000 in Class B Senior Secured Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 1.90%, $32,000,000 in Class C Secured Deferrable Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 2.40%, and $24,000,000 in Class D Secured Deferrable Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 3.55%. The Company will retain approximately $73,200,000 in Subordinated Notes due 2125 to be issued by the Issuer, which represent all of the Subordinated Notes of the Issuer, and will serve as Collateral Servicer to the Issuer. The CLO transaction is a form of secured financing incurred by the Company and is consolidated by the Company and subject to its overall asset coverage requirement under the Investment Company Act of 1940, as amended. The CLO transaction is anticipated to close on or about September 17, 2025.

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

Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order) and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
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
PORTFOLIO AND INVESTMENT ACTIVITY
The composition of our portfolio is presented below:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,682,846	$3,650,847	96.4%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,435	71,721	1.9	78,803	69,367	1.8
Other Debt Investments	11,280	9,773	0.3	9,755	9,198	0.2
Equity	54,646	53,155	1.4	54,683	58,391	1.5
Total	$3,831,207	$3,785,496	100.0%	$3,813,127	$3,791,494	100.0%
Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	214	208
Number of new investment commitments in portfolio companies	18	60
Number of portfolio companies exited or fully repaid	12	24
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	10.1%	10.4%
Weighted average yield on debt and income producing investments, at fair value(3)	10.2%	10.5%
Weighted average 12-month EBITDA	$149.9	$147.7
Median 12-month EBITDA	90.3	86.3
Weighted average net leverage through tranche(4)	5.9x	5.8x
Weighted average interest coverage(5)	1.7x	1.6x
Weighted average loan to value(6)	39.8%	39.7%
Percentage of debt investments with one or more financial covenants	61.4%	64.6%
Percentage of our debt investments that are sponsor backed	99.1%	99.7%
Percentage of loans and other debt in support of LBOs and acquisitions	71.4%	69.2%
Percentage of our debt portfolio subject to business cycle volatility	4.6%	4.8%
Average position size of our investments	$17.7	$18.2
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

Investment Activity
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2025	June 30, 2024
New investments committed
Gross principal balance(1)	$171,601	$673,902
Less: Syndications	(22,547)	—
Net new investments committed	$149,054	$673,902

Investments, at cost
Investments, beginning of period	$3,826,731	$3,323,767
New investments purchased	204,003	499,684
Net accretion of discount on investments	3,856	4,527
Payment-in-kind	4,118	3,234
Net realized gain (loss) on investments	25	108
Investments sold or repaid	(207,526)	(289,285)
Investments, end of period	$3,831,207	$3,542,035
Amount of investments funded, at principal
First lien debt investments	$206,675	$494,153
Other debt investments	—	5,887
Equity(2)	—	497
Total	$206,675	$500,537
Amount of investments sold/fully repaid, at principal
First lien debt investments	$157,595	$244,164
Second lien debt investments	—	13,500
Total	$157,595	$257,664
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$85,452	2.3%	$62,631	1.7%
Risk rating 2	3,636,013	96.0	3,662,337	96.6
Risk rating 3	50,594	1.3	61,597	1.6
Risk rating 4	13,437	0.4	4,929	0.1
Total	$3,785,496	100.0%	$3,791,494	100.0%
The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,802,773	99.3%	$3,805,010	99.8%
Non-accrual	28,434	0.7	8,117	0.2
Total	$3,831,207	100.0%	$3,813,127	100.0%
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$99,508	$104,188	$200,966	$203,289
Less: Net expenses	55,651	47,567	110,254	91,581
Net investment income (loss) before taxes	43,857	56,621	90,712	111,708
Less: Excise tax expense	200	500	827	936
Net investment income (loss) after taxes	43,657	56,121	89,885	110,772
Net realized gain (loss)	91	2,816	640	5,474
Net change in unrealized appreciation (depreciation)	(7,652)	108	(24,759)	(5,517)
Net increase (decrease) in net assets resulting from operations	$36,096	$59,045	$65,766	$110,729
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$93,796	$99,072	$188,763	$193,703
Payment-in-kind income	3,887	2,850	8,089	5,494
Dividend income	650	646	1,244	1,211
Other income	1,175	1,620	2,870	2,881
Total investment income	$99,508	$104,188	$200,966	$203,289
In the table above, total investment income decreased from $104,188 for the three months ended June 30, 2024 to $99,508 for the three months ended June 30, 2025 and from $203,289 for the six months ended June 30, 2024 to $200,966 for the six months ended

June 30, 2025. The decrease was primarily driven by declining base rates and repricing on our existing portfolio which impacted our weighted average yield. Our weighted average yield at cost decreased to 10.1% as of June 30, 2025 from 11.6% as of June 30, 2024.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Interest and other financing expenses	$34,707	$29,302	$68,886	$56,562
Management fees	9,624	8,639	19,242	16,869
Income based incentive fees	9,279	11,554	19,122	22,890
Professional fees	1,698	1,687	3,306	2,904
Directors’ fees	130	128	259	274
Administrative service fees	85	17	145	42
General and other expenses	128	51	310	159
Total expenses	55,651	51,378	111,270	99,700
Management fees waiver	—	(2,160)	(641)	(5,257)
Incentive fees waiver	—	(1,651)	(375)	(2,862)
Net expenses	$55,651	$47,567	$110,254	$91,581
Excise tax expense	$200	$500	$827	$936
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased to $34,707 for the three months ended June 30, 2025 from $29,302 for the three months ended June 30, 2024 and to $68,886 for the six months ended June 30, 2025 from $56,562 for the six months ended June 30, 2024. The increase was primarily due to higher average borrowings outstanding for the three and six months ended June 30, 2025. For the three months ended June 30, 2025 and June 30, 2024, average borrowings outstanding were $2,046,092 and $1,578,492 respectively, which were offset by the reduction of our average interest rate which decreased from 6.57% to 6.02%, for the three months ended June 30, 2024 and June 30, 2025 respectively. For the six months ended June 30, 2025 and June 30, 2024, average borrowings outstanding were $2,038,571 and $1,520,644 respectively, which was offset by the reduction of our average interest rate which decreased from 6.63% to 6.06%, for the six months ended June 30, 2024 and June 30, 2025 respectively.
Management Fees
Base management fees, net of waiver, were $9,624 and $18,601 for the three and six months ended June 30, 2025 and $6,479 and $11,612 for the three and six months ended June 30, 2024, respectively. The increase was primarily due to an increase in average gross assets. In addition, the management fee waiver expired on January 24, 2025
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $9,279 and $18,747 for the three and six months ended June 30, 2025 and $9,903 and $20,028 for the three and six months ended June 30, 2024, respectively. In addition, the incentive fee waiver expired on January 24, 2025.
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
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$25	$108	$587	$(5,517)
Foreign currency and other transactions	66	—	53	—
Net realized gain (loss)	91	108	640	(5,517)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(7,753)	2,816	(24,859)	5,474
Foreign currency translations and other transactions	101	—	100	—
Net unrealized appreciation (depreciation)	(7,652)	2,816	(24,759)	5,474
Net realized and unrealized gains (losses)	$(7,561)	$2,924	$(24,119)	$(43)

For the three and six months ended June 30, 2025, net realized gains were $91 and $640, respectively. For the three months ended June 30, 2024, net realized gains on our investments were $108. For the six months ended June 30, 2024, net realized losses on our investments were $5,517, which was primarily due to the restructuring of three portfolio companies.
For the three months and six months ended June 30, 2025, net change in unrealized depreciation on our investments of $7,753 and $24,859, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and six months ended June 30, 2024, net change in unrealized appreciation on our investments of $2,816 and $5,474 was primarily driven by changes in spreads in the primary and secondary markets.
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
As of June 30, 2025, we had approximately $75.8 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $284.0 million and $829.0 million of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $549.1 million.
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

For the three and six months ended June 30, 2025 and June 30, 2024, there were no shares issued through ATM offerings.

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
The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 and June 30, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the six months ended June 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(1)
Total Distributions			$1.00	839,047
For the six months ended June 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,638	(1)
Total Distributions			$1.00	1,066,157
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
For additional information on the 10b5-1 Plan, see Note 8 “Net Assets” to our consolidated financial statements included in this Report.
The following table summarizes the shares repurchased under our 10b5-1 Plan during the six months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
Total Repurchases	1,548,459		1,548,459
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under our Original Company 10b5-1 Plan during the six months ended June 30, 2024.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$316,000	$284,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	613,188	829,037	1,300,000	617,401	680,770
2027 Notes(2)	425,000	425,000	—	425,000	425,000	—
2025 Notes(2)(3)	—	—	—	275,000	275,000	—
2029 Notes(2)	350,000	350,000	—	350,000	350,000	—
2030 Notes(2)	350,000	350,000	—	—	—	—
Total	$3,175,000	$2,054,188	$1,113,037	$2,950,000	$1,983,401	$964,770
(1)As of June 30, 2025 and December 31, 2024, a letter of credit of $7,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)As of June 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,822, $0, $2,775 and $4,176 and unamortized original issuance discount of $346, $0, $3,013 and $3,664, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856 $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(3)The 2025 Notes were redeemed on June 16, 2025.
For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.
RECENT DEVELOPMENTS
On August 5, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around October 24, 2025 to shareholders of record as of September 30, 2025.
On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan as our Chief Investment Officer of us and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.
Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.
On August 6, 2025, North Haven Private Credit CLO 1 LLC (the “Issuer”), a direct subsidiary, established pricing terms for a collateralized loan obligation (“CLO”) transaction and the notes to be issued by the Issuer.

The Issuer expects to issue approximately $401,200,000 in aggregate principal amount of notes collateralized by the assets held by the Issuer, consisting of $182,000,000 in Class A-1 Senior Secured Floating Rate Notes due 2037 and $50,000,000 in Class A-1 Senior Secured Floating Rate Loans due 2037, which will bear interest at a rate of three-month SOFR + 1.54%, $16,000,000 in Class A-2

Senior Secured Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 1.70%, $24,000,000 in Class B Senior Secured Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 1.90%, $32,000,000 in Class C Secured Deferrable Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 2.40%, and $24,000,000 in Class D Secured Deferrable Floating Rate Notes due 2037, which will bear interest at a rate of three-month SOFR + 3.55%. We will retain approximately $73,200,000 in Subordinated Notes due 2125 to be issued by the Issuer, which represent all of the Subordinated Notes of the Issuer, and will serve as Collateral Servicer to the Issuer. The CLO transaction is a form of secured financing incurred by us and is consolidated by us and subject to its overall asset coverage requirement under the Investment Company Act of 1940, as amended. The CLO transaction is anticipated to close on or about September 17, 2025.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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
As of June 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$113,256	$(48,876)	$64,380
Up 200 basis points	$75,504	$(32,584)	$42,920
Up 100 basis points	$37,752	$(16,292)	$21,460
Up 25 basis points	$9,438	$(4,073)	$5,365
Down 25 basis points	$(9,438)	$4,073	$(5,365)
Down 100 basis points	$(37,752)	$16,292	$(21,460)
Down 200 basis points	$(75,504)	$32,584	$(42,920)
Down 300 basis points	$(113,256)	$48,876	$(64,380)
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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

On February 27, 2025, the Board authorized an amended and restated share repurchase plan (or the "Amended and Restated Company 10b5-1 Plan"). Under the Amended and Restated Company 10b5-1 Plan, the Company may acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the six months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
Total Repurchases	1,548,459		1,548,459
* Purchased under the Original Company 10b5-1 Plan
No shares were repurchased under the Original 10b5-1 Plan during the six months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
3.1	Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 25, 2025 (File No. 814-01332)).
4.1
Third Supplemental Indenture, dated as of May 19, 2025, relating to the 6.000% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 19, 2025 (File No. 814-01332)).

4.2	Form of 6.000% Notes due 2030 (Incorporated by reference to Exhibit 4.1 hereto).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herein.
**	Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: August 7, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)