Form 10-Q
period 2025-09-30
Morgan Stanley Direct Lending Fund
filed 2025-11-06
CIK 1782524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at November 5, 2025 was 86,811,205.

MORGAN STANLEY DIRECT LENDING FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

Morgan Stanley Direct Lending Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,832,561 and $3,813,127)	$3,770,818	$3,791,494
Non-controlled/affiliated investments, at fair value (amortized cost of $5,161 and $0)	4,979	—
Total investments, at fair value (cost of $3,837,722 and $3,813,127)	3,775,797	3,791,494
Cash and cash equivalents (restricted cash of $3,820 and $2,000)	65,472	63,396
Investments in unaffiliated money market fund (cost of $10,051 and $8,976)	10,051	8,976
Deferred financing costs	17,892	16,498
Interest and dividend receivable from non-controlled/non-affiliated investments	29,848	30,554
Interest receivable from non-controlled/affiliated investments	46	—
Receivable for investments sold/repaid	14,836	470
Other assets	18,341	630
Total assets	3,932,283	3,912,018

Liabilities
Debt (net of unamortized debt issuance costs of $11,180 and $6,527)	2,072,400	1,973,479
Payable for investment purchased	—	192
Payable to affiliates (Note 3)	176	29
Distributions payable	43,499	53,229
Management fees payable	9,628	7,042
Income based incentive fees payable	9,281	8,956
Interest payable	22,157	21,205
Accrued expenses and other liabilities	3,531	5,730
Total liabilities	2,160,672	2,069,862

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 86,811,212 and 88,511,089 shares issued and outstanding)	87	89
Paid-in capital in excess of par value	1,779,430	1,812,443
Distributable earnings (loss)	(7,906)	29,624
Total net assets	$1,771,611	$1,842,156
Total liabilities and net assets	$3,932,283	$3,912,018
Net asset value per share	$20.41	$20.81

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$93,477	$105,129	$282,171	$298,832
Payment-in-kind income	3,969	2,150	11,973	7,644
Dividend income	685	670	1,929	1,881
Other income	1,467	1,803	4,337	4,684
From non-controlled/affiliated investments:
Interest income	36	—	106	—
Payment-in-kind income	88	—	174	—
Total investment income	99,722	109,752	300,690	313,041
Expenses:
Interest and other financing expenses	33,903	33,153	102,788	89,715
Management fees	9,628	9,100	28,870	25,969
Income based incentive fees	9,281	10,128	28,404	33,018
Professional fees	2,530	1,708	5,836	4,612
Directors’ fees	129	130	388	404
Administrative service fees	81	138	228	180
General and other expenses	38	120	348	279
Total expenses	55,590	54,477	166,862	154,177
Management fees waiver (Note 3)	—	(2,275)	(641)	(7,532)
Incentive fees waiver (Note 3)	—	(1,680)	(375)	(4,542)
Net expenses	55,590	50,522	165,846	142,103
Net investment income (loss) before taxes	44,132	59,230	134,844	170,938
Excise tax expense	402	501	1,229	1,437
Net investment income (loss) after taxes	43,730	58,729	133,615	169,501
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	22	(10,965)	609	(16,482)
Foreign currency and other transactions	4	—	57	—
Net realized gain (loss)	26	(10,965)	666	(16,482)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(15,909)	5,442	(40,808)	10,916
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(222)	—	(182)	—
Translation of assets and liabilities in foreign currencies	(24)	—	76	—
Net unrealized appreciation (depreciation)	(16,155)	5,442	(40,914)	10,916
Net realized and unrealized gain (loss)	(16,129)	(5,523)	(40,248)	(5,566)
Net increase (decrease) in net assets resulting from operations	$27,601	$53,206	$93,367	$163,935
Net investment income (loss) per share (basic and diluted)	$0.50	$0.66	$1.53	$1.91
Earnings per share (basic and diluted)	$0.32	$0.60	$1.07	$1.85
Weighted average shares outstanding (basic and diluted)	86,844,648	89,264,686	87,476,954	88,633,994

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share and per share amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net assets at the beginning of period	$1,790,299	$1,861,961	$1,842,156	$1,721,151
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	43,730	58,729	133,615	169,501
Net realized gain (loss)	26	(10,965)	666	(16,482)
Net change in unrealized appreciation (depreciation)	(16,155)	5,442	(40,914)	10,916
Net increase in net assets resulting from operations	27,601	53,206	93,367	163,935

Distributions to stockholders from:
Distributable earnings	(43,406)	(53,443)	(130,897)	(142,594)
Total distributions to stockholders	(43,406)	(53,443)	(130,897)	(142,594)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs(1)	(40)	—	(163)	95,847
Reinvestment of stockholder distributions	—	—	—	23,385
Repurchase of common stock	(2,843)	(8,002)	(32,852)	(8,002)
Net increase (decrease) in net assets resulting from capital transactions	(2,883)	(8,002)	(33,015)	111,230
Total increase (decrease) in net assets	(18,688)	(8,239)	(70,545)	132,571
Net assets at end of period	$1,771,611	$1,853,722	$1,771,611	$1,853,722
Distributions per share	$0.50	$0.60	$1.50	$1.60

(1)
Includes costs incurred in connection with the Company's at-the-market (“ATM”) program. See Note 8 "Net Assets."

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$93,367	$163,935
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	40,990	(10,916)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(76)	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(30)	(33)
Net realized (gain) loss on investments	(609)	16,482
Net realized (gain) loss on foreign currency and other transactions	(57)	—
Investments in unaffiliated money market fund, net	(1,075)	—
Net accretion of discount and amortization of premium on investments	(12,268)	(11,901)
Payment-in-kind interest and dividend capitalized	(13,377)	(9,220)
Amortization of deferred financing costs	3,078	2,726
Amortization of debt issuance costs and original issuance discount on unsecured notes	3,806	2,692
Purchases of investments and change in payable for investments purchased	(607,794)	(1,037,967)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	594,898	612,161
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	706	(2,909)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(46)	—
(Increase) decrease in other assets	(6,179)	(271)
(Decrease) increase in payable to affiliates	147	(2,697)
(Decrease) increase in management fees payable	2,586	4,813
(Decrease) increase in income based incentive fees payable	325	(3,318)
(Decrease) increase in interest payable	952	(2,539)
(Decrease) increase in accrued expenses and other liabilities	(2,200)	1,609
Net cash provided by (used in) operating activities	97,144	(277,353)
Cash flows from financing activities:
Borrowings on debt	1,391,345	968,835
Repayments on debt	(1,301,000)	(633,000)
Deferred financing costs paid	(4,471)	(5,908)
Debt issuance costs paid	(7,433)	(4,097)
Distributions paid in cash	(140,627)	(115,640)
Proceeds from issuance of common stock, net of underwriting & offering costs	(163)	95,888
Repurchases of common stock	(32,852)	(8,002)
Net cash provided by (used in) financing activities	(95,201)	298,076
Net increase (decrease) in cash, cash equivalents and restricted cash	1,943	20,723
Effect of foreign exchange rate changes on cash	133	—
Cash, cash equivalents and restricted cash, beginning of period	63,396	69,705
Cash, cash equivalents and restricted cash, end of period	$65,472	$90,428

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,567	$1,516
Interest expense paid	$94,478	$86,869
Reinvestment of stockholder distributions	$—	$23,385
Distributions payable	$43,499	$53,537
Non-cash purchases of investments	$(5,756)	$(24,930)
Non-cash sales of investments	$5,756	$24,930

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.10%	12/22/2026	3,362	$3,335	$3,362	0.19%
Mantech International CP	(6) (9) (18)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	4,143	4,139	4,143	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	—	—	—	0.00
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	09/14/2028	—	(1)	—	0.00
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	17,723	17,667	17,112	0.97
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	17,848	17,730	17,233	0.97
PCX Holding Corp.	(6) (8) (16)	First Lien Debt	S +	6.25%	10.40%	04/22/2027	3,196	3,191	3,053	0.17
Two Six Labs, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	34,104	33,789	34,104	1.93
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	4,194	4,150	4,194	0.24
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	08/20/2027	1,024	1,011	1,024	0.06
								85,011	84,225	4.75
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.92%	06/11/2027	14,889	14,773	14,889	0.84
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	1,626	1,596	1,567	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	149	146	144	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	10.56%	12/29/2028	295	289	283	0.02
								16,804	16,883	0.95
Automobile Components
Continental Battery Company	(6) (12)	First Lien Debt		7.00% PIK	11.29%	07/20/2028	6,473	6,415	1,992	0.11
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.96%	10/28/2028	27,523	27,168	21,859	1.23
Randy's Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	6,558	6,426	6,492	0.37
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	1,585	1,545	1,563	0.09
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.17%	11/01/2029	553	537	544	0.03
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	45,195	44,830	43,146	2.44
Sonny's Enterprises, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	112	111	107	0.01

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrum Automotive Holdings Corp.	(6) (7) (9) (18)	First Lien Debt	S +	5.25%	9.41%	06/29/2028	22,990	22,829	22,990	1.30
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	06/29/2028	15,584	15,429	15,584	0.88
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	06/29/2027	—	(4)	—	0.00
								125,286	114,277	6.45
Automobiles
COP Collisionright Parent, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	9,016	8,894	8,971	0.51
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	4,586	4,469	4,508	0.25
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	202	184	195	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	26,595	26,362	26,594	1.50
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(1)	(1)	0.00
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(30)	—	0.00
LeadVenture, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	8,831	8,702	8,831	0.50
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	555	539	555	0.03
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.25%	06/23/2032	—	(12)	—	0.00
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	36,993	36,896	36,796	2.08
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.15%	06/02/2026	37,176	37,073	36,979	2.09
Vehlo Purchaser, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	2,936	2,916	2,936	0.17
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	14,732	14,588	14,732	0.83
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	—	(1)	—	0.00
								140,579	141,096	7.96
Beverages
Vamos Bidco, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	5,386	5,336	5,373	0.30
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(10)	(6)	0.00
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	225	219	223	0.01
								5,545	5,590	0.32
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	15,003	14,997	15,003	0.85
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								14,997	15,003	0.85
Chemicals
Tank Holding Corp.	(7) (9) (18)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	15,435	15,271	14,567	0.82
Tank Holding Corp.	(9)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	484	474	456	0.03
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	—	(7)	(45)	0.00
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	4,768	4,724	4,429	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.14%	12/22/2027	545	541	497	0.03
								21,003	19,904	1.12
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.79%	12/26/2028	16,798	16,668	16,798	0.95
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.79%	12/26/2028	5,390	5,359	5,390	0.30
Atlas US Finco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	12/09/2029	8,903	8,757	8,903	0.50
Atlas US Finco, Inc.	(6) (8) (13)	First Lien Debt	S +	5.00%	9.33%	12/10/2029	4,244	4,224	4,244	0.24
Atlas US Finco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	5.00%	9.33%	12/09/2028	—	(5)	—	0.00
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	11.00%	07/29/2029	11,735	11,239	10,111	0.57
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	6,851	6,802	6,851	0.39
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(20)	—	0.00
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(10)	—	0.00
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	9,808	9,722	9,808	0.55
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(10)	—	0.00
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(14)	—	0.00
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	463	459	453	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	471	465	457	0.03
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.26%	04/07/2028	30	28	25	0.00
Firebird Acquisition Corp, Inc.	(6) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	5,731	5,705	5,731	0.32
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	515	507	515	0.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	(5)	—	0.00
FLS Holding, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	18,689	18,488	15,981	0.90
FLS Holding, Inc.	(6) (8) (13)	First Lien Debt	S +	5.25%	9.51%	12/15/2028	4,382	4,333	3,747	0.21
FLS Holding, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	5.25%	9.51%	12/17/2027	1,780	1,766	1,519	0.09
Helios Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	5,910	5,843	5,900	0.33
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	15,917	15,711	15,890	0.90
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.26%	03/19/2027	284	271	282	0.02
Hercules Borrower, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.75%	12/15/2028	4,971	4,941	4,971	0.28
Hercules Borrower, LLC	(6) (9)	First Lien Debt	C +	4.75%	7.72%	12/15/2028	C$3,000	2,094	2,156	0.12
HSI Halo Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	13,485	13,369	13,431	0.76
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	1,620	1,599	1,607	0.09
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	(17)	(9)	0.00
Iris Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	6,885	6,736	6,868	0.39
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.56%	10/02/2030	649	635	648	0.04
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.56%	10/02/2029	200	182	198	0.01
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	3,819	3,778	3,819	0.22
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	310	304	310	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	12/20/2028	—	(2)	—	0.00
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	26,325	26,325	26,259	1.48
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	5,731	5,663	5,705	0.32
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	456	427	447	0.03
Railpros Parent, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	11,289	11,181	11,177	0.63
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(17)	(35)	0.00
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(17)	(17)	0.00
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	3,182	3,153	3,172	0.18
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	91	84	86	0.00
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	68	65	67	0.00
Sherlock Buyer Corp.	(6) (8) (18)	First Lien Debt	S +	5.75%	9.85%	12/08/2028	10,755	10,639	10,513	0.59

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.85%	12/08/2027	—	(9)	(29)	0.00
Surewerx Purchaser III, Inc.	(6) (9) (13) (18)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	5,875	5,757	5,875	0.33
Surewerx Purchaser III, Inc.	(6) (9) (13)	First Lien Debt	C +	5.25%	7.70%	12/28/2029	C$253	184	182	0.01
Surewerx Purchaser III, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.25%	9.25%	12/28/2029	—	(12)	—	0.00
Surewerx Purchaser III, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.25%	9.25%	12/28/2028	305	289	305	0.02
Sweep Midco, LLC	(6) (14)	Second Lien Debt				03/12/2034	1,674	836	1,047	0.06
Sweep Midco, LLC	(6) (14)	Second Lien Debt				03/12/2036	4,872	—	—	0.00
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75% PIK	9.91%	06/30/2027	6,561	6,561	6,561	0.37
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.91%	06/30/2027	3,140	3,140	3,140	0.18
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	9.91%	06/30/2027	281	281	281	0.02
Tamarack Intermediate, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	10,006	9,923	9,980	0.56
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	1,608	1,577	1,585	0.09
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	—	(11)	(5)	0.00
Transit Technologies, LLC	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	10,405	10,311	10,381	0.59
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	885	866	882	0.05
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(14)	—	0.00
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.25%	06/23/2031	8,821	8,707	8,821	0.50
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	06/23/2031	5,857	5,768	5,833	0.33
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	06/21/2030	—	(12)	—	0.00
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.71%	04/13/2027	14,428	14,356	10,172	0.57
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.71%	04/13/2027	2,036	2,032	1,435	0.08
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.71%	04/13/2027	2,250	2,246	1,586	0.09
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	9,278	9,201	9,278	0.52

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	—	(8)	—	0.00
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	71,698	71,313	71,698	4.05
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	493	489	493	0.03
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.59%	06/29/2027	—	(7)	—	0.00
								361,169	353,479	19.95
Construction & Engineering
Arcoro Holdings Corp.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	12,880	12,674	12,660	0.71
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	—	(29)	(34)	0.00
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.91%	10/19/2028	33,258	32,916	30,206	1.71
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.91%	10/19/2028	7,616	7,533	6,918	0.39
LJ Avalon Holdings, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	6,233	6,147	6,233	0.35
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	4,322	4,262	4,310	0.24
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(15)	—	0.00
Superman Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	19,897	19,809	19,897	1.12
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	4,162	4,130	4,162	0.23
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(12)	—	0.00
								87,415	84,352	4.76
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	27,411	27,185	27,411	1.55
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	912	894	912	0.05
								28,079	28,323	1.60
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.80%	12/11/2028	17,759	17,578	15,038	0.85
FORTIS Solutions Group, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	9.60%	10/13/2028	26,540	26,268	26,540	1.50
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.60%	10/13/2028	274	272	274	0.02
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.60%	10/15/2027	675	656	675	0.04
								44,774	42,527	2.40
Distributors

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
48Forty Solutions, LLC	(6) (12)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	18,106	17,912	9,505	0.54
48Forty Solutions, LLC	(6) (12) (16)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	2,168	2,111	878	0.05
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.65%	02/23/2028	17,008	16,803	16,242	0.92
Bradyplus Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	7,891	7,775	7,891	0.45
Bradyplus Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	77	73	77	0.00
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	42,589	42,275	42,589	2.40
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.00%	04/09/2030	—	(3)	—	0.00
								86,946	77,182	4.36
Diversified Consumer Services
Any Hour, LLC	(6) (7) (10) (18)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	23,426	23,138	23,075	1.30
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	663	619	560	0.03
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	2,078	2,038	2,026	0.11
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	05/23/2031	7,020	6,918	6,802	0.38
Apex Service Partners, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	30,321	29,896	30,321	1.71
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.20%	10/24/2030	7,220	7,106	7,220	0.41
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.20%	10/24/2029	—	(30)	—	0.00
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	19,907	19,746	19,907	1.12
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	4,148	4,117	4,148	0.23
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	10/19/2027	—	(14)	—	0.00
DA Blocker Corp.	(6) (9) (13) (18)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	7,054	6,988	7,036	0.40
DA Blocker Corp.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(10)	(6)	0.00
DA Blocker Corp.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(7)	(2)	0.00
Eclipse Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	4,244	4,206	4,244	0.24
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(3)	—	0.00
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(3)	—	0.00
Essential Services Holding Corporation	(6) (9) (18)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	17,245	17,096	17,165	0.97
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	(19)	(22)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	597	573	583	0.03
EVDR Purchaser, Inc.	(6) (9) (18)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	20,274	19,940	20,274	1.14
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(45)	—	0.00
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(54)	—	0.00
Express Wash Acquisition Company, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	1,890	1,851	1,872	0.11
Express Wash Acquisition Company, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.58%	04/10/2031	—	(2)	(1)	0.00
FPG Intermediate Holdco, LLC	(6) (11)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	130	128	128	0.01
FPG Intermediate Holdco, LLC	(6) (8)	First Lien Debt	S +	5.00% PIK	9.32%	07/02/2029	39	39	39	0.00
GarageCo Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	2,061	2,040	2,040	0.12
GarageCo Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(15)	(15)	0.00
GarageCo Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(9)	(9)	0.00
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	9.85%	12/15/2026	1,911	1,907	1,853	0.10
Kodiak Buyer, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	1,534	1,519	1,519	0.09
Kodiak Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	—	(3)	(3)	0.00
Kodiak Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	07/23/2032	—	(4)	(4)	0.00
LHS Borrower, LLC	(6) (7) (9)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	7,000	6,896	6,896	0.39
LHS Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(8)	(8)	0.00
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	9,281	9,198	9,216	0.52
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.17%	03/01/2028	551	546	547	0.03
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	8,641	8,569	8,641	0.49
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	02/24/2031	—	(10)	—	0.00
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	1,747	1,713	1,712	0.10
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	3,514	3,443	3,432	0.19
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.00%	11/08/2030	369	360	360	0.02
								180,354	181,546	10.25
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	10,892	10,840	10,892	0.61
Accel International Holdings, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(9)	—	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	2,171	2,142	2,095	0.12
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(5)	(31)	0.00
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	149	143	134	0.01
								13,111	13,090	0.74
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	6,275	6,214	4,455	0.25
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.97%	07/06/2028	420	416	298	0.02
Dwyer Instruments, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	14,199	14,044	14,127	0.80
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	4,919	4,851	4,892	0.28
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	07/20/2029	131	115	123	0.01
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.45%	03/02/2028	12,142	11,946	12,119	0.68
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.57%	03/02/2029	25,500	25,461	22,504	1.27
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	10.00%	12/05/2030	15,467	15,247	15,467	0.87
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	10.00%	12/05/2029	—	(32)	—	0.00
NDT Global Holding, Inc.	(6) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	3,300	3,268	3,267	0.18
NDT Global Holding, Inc.	(6) (10) (13) (16)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	645	635	631	0.04
NDT Global Holding, Inc.	(6) (10) (13) (16)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(7)	(7)	0.00
NSI Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	7,313	7,247	7,313	0.41
NSI Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	(5)	—	0.00
NSI Holdings, Inc.	(6) (16)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	35	24	35	0.00
								89,424	85,224	4.81
Financial Services
Applitools, Inc.	(6) (9) (13)	First Lien Debt	S +	6.25% PIK	10.25%	05/25/2029	3,738	3,711	3,700	0.21
Applitools, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	6.25%	10.25%	05/25/2028	—	(4)	(4)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
BCTO Bluebill Midco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	15,778	15,623	15,623	0.88
BCTO Bluebill Midco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(19)	(19)	0.00
Cerity Partners, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	4,671	4,578	4,659	0.26
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.45%	07/30/2029	8,894	8,735	8,865	0.50
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.45%	07/28/2028	29	28	29	0.00
Cliffwater, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	8,634	8,551	8,547	0.48
Cliffwater, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	—	(8)	(8)	0.00
GC Waves Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	8,842	8,772	8,842	0.50
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	3,016	2,921	3,016	0.17
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.01%	10/04/2030	—	(4)	—	0.00
MAI Capital Management Intermediate, LLC	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	4,632	4,591	4,586	0.26
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,434	1,405	1,385	0.08
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	219	208	207	0.01
PMA Parent Holdings, LLC	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	4,374	4,321	4,341	0.25
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(4)	(3)	0.00
RFS Opco, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	04/04/2031	14,355	14,303	14,355	0.81
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	3.50%	7.66%	04/04/2029	337	333	337	0.02
SitusAMC Holdings Corporation	(6) (9) (18)	First Lien Debt	S +	5.50%	9.50%	05/14/2031	10,658	10,611	10,658	0.60
Smarsh, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	5,625	5,569	5,625	0.32
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	—	(8)	—	0.00
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	02/16/2029	225	219	225	0.01
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	33,489	33,018	33,322	1.88
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.66%	07/25/2029	837	800	822	0.05
								128,250	129,110	7.29
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.46%	01/04/2028	40,877	40,595	35,603	2.01
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.46%	01/04/2028	6,053	6,023	5,272	0.30

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (12)	Other Debt		16.25% PIK	16.25%	06/18/2028	1,500	1,500	—	0.00
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8) (12)	First Lien Debt	S +	7.65% (incl. 3.40% PIK)	12.11%	12/20/2027	10,900	10,874	8,920	0.50
								58,992	49,795	2.81
Ground Transportation
SV Newco 2, Inc.	(6) (7) (9) (13) (18)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	22,926	22,634	22,862	1.29
SV Newco 2, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	14,269	14,076	14,227	0.80
SV Newco 2, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(104)	(24)	0.00
								36,606	37,065	2.09
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	8.91%	03/13/2029	4,308	4,227	4,308	0.24
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	1,843	1,815	1,843	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(4)	—	0.00
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(5)	—	0.00
YI, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	5,555	5,471	5,555	0.31
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	9.90%	12/03/2029	—	(12)	—	0.00
								11,492	11,706	0.66
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	446	439	446	0.03
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.66%	09/15/2031	—	—	—	0.00
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	20,118	19,913	18,922	1.07
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	1,769	1,742	1,664	0.09
Gateway US Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	744	741	741	0.04
Gateway US Holdings, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	210	209	209	0.01
Gateway US Holdings, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.75%	8.75%	09/22/2028	—	—	—	0.00
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	1,814	1,809	1,814	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	4,397	4,356	4,397	0.25

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	4,108	4,097	4,108	0.23
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/10/2028	1,710	1,693	1,710	0.10
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.23%	06/12/2028	—	(1)	—	0.00
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	7,080	7,013	7,076	0.40
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	13	12	12	0.00
Imagine 360, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	12,065	11,972	12,065	0.68
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(6)	—	0.00
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(8)	—	0.00
Intelerad Medical Systems Incorporated	(6) (8) (13)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	486	482	478	0.03
Intelerad Medical Systems Incorporated	(6) (8) (13)	First Lien Debt	S +	6.50%	10.96%	08/21/2026	34	34	33	0.00
Invictus Buyer, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	4,009	3,975	4,009	0.23
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(7)	—	0.00
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(5)	—	0.00
Merative LP	(6) (7) (9)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	18,118	18,027	18,027	1.02
Merative LP	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(5)	(5)	0.00
Merative LP	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(9)	(9)	0.00
mPulse Mobile, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	18,173	17,993	17,993	1.02
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(9)	(9)	0.00
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(26)	(26)	0.00
Pareto Health Intermediate Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.75%	06/03/2030	28,378	28,089	28,378	1.60
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.75%	06/03/2030	—	(24)	—	0.00
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.75%	06/01/2029	—	(10)	—	0.00
PPV Intermediate Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	4,303	4,185	4,303	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	14,934	14,823	14,934	0.84
Promptcare Infusion Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	6.00%	10.39%	09/01/2027	8,820	8,753	8,751	0.49
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.39%	09/01/2027	2,746	2,713	2,713	0.15
Stepping Stones Healthcare Services, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	4,222	4,187	4,222	0.24
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	01/02/2029	1,289	1,271	1,289	0.07

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	12/30/2026	—	(2)	—	0.00
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.66%	09/09/2027	11,730	11,682	11,730	0.66
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.66%	09/09/2027	—	(7)	—	0.00
Tivity Health, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	9.16%	06/28/2029	8,547	8,513	8,547	0.48
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	5,988	5,988	5,300	0.30
Vardiman Black Holdings, LLC	(6) (10) (11) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.29%	03/18/2027	678	669	598	0.03
								185,261	184,420	10.41
Health Care Technology
Hyland Software, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	9.16%	09/19/2030	38,961	38,508	38,961	2.20
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.16%	09/19/2029	—	(19)	—	0.00
Lightspeed Buyer, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	22,983	22,868	22,983	1.30
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	341	339	341	0.00
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.75%	02/03/2027	—	(1)	—	0.00
								61,695	62,285	3.52
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	25,056	24,916	25,056	1.41
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	—	(15)	—	0.00
Aptean, Inc.	(6) (16)	First Lien Debt	P +	3.75%	11.00%	01/30/2031	154	144	154	0.01
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.41%	08/13/2029	1,298	1,281	1,291	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	7.16%	08/13/2029	€235	240	275	0.02
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	08/13/2029	—	(11)	(10)	0.00
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.41%	08/14/2028	—	(1)	(1)	0.00
Raptor Merger Sub Debt, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	31,663	31,070	31,663	1.79
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	651	607	651	0.04
								58,231	59,079	3.33
Insurance Services
Amerilife Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	12,889	12,808	12,889	0.73

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.17%	08/31/2029	2,359	2,342	2,359	0.13
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.17%	08/31/2028	354	343	354	0.02
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,087	2,062	2,066	0.12
Foundation Risk Partners Corp.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	41,776	41,361	41,776	2.36
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	9,091	9,001	9,091	0.51
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	10/29/2029	—	(51)	—	0.00
Galway Borrower, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	30,175	29,873	30,175	1.70
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	1,869	1,844	1,869	0.11
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	467	447	467	0.03
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	23,483	23,337	23,483	1.33
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	4,539	4,494	4,539	0.26
High Street Buyer, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	9,713	9,628	9,713	0.55
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	46,581	46,108	46,581	2.63
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.25%	04/16/2027	—	(11)	—	0.00
Inszone Mid, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	4,382	4,316	4,371	0.25
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	10,372	10,216	10,331	0.58
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	11/30/2029	—	(17)	(4)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	35,888	35,888	35,888	2.03
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	0.00
Long Term Care Group, Inc.	(6) (9)	First Lien Debt	S +	6.00%	10.59%	09/08/2027	5,439	5,399	4,909	0.28
Majesco, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.75%	09/21/2028	33,293	32,903	33,293	1.88
Majesco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.75%	09/21/2027	—	(8)	—	0.00
Patriot Growth Insurance Services, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	53,502	52,948	53,502	3.02
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	—	(34)	—	0.00
World Insurance Associates, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	51,412	50,556	51,412	2.90
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	—	(5)	—	0.00
								375,748	379,064	21.40

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	11,519	11,404	11,405	0.64
FMG Suite Holdings, LLC	(6) (16)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(15)	(15)	0.00
FMG Suite Holdings, LLC	(6) (16)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(19)	(19)	0.00
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	32,292	32,162	25,899	1.46
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	13,026	13,009	10,447	0.59
Spectrio, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.20%	12/09/2026	3,737	3,722	2,919	0.16
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	9.90%	05/05/2028	26,810	26,572	25,134	1.42
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	9.90%	05/05/2028	—	(30)	(250)	(0.01)
								86,805	75,520	4.26
IT Services
Apollo Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	17,967	17,802	17,967	1.01
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	6,094	6,027	6,094	0.34
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(24)	—	0.00
Atlas Purchaser, Inc.	(6) (7) (12)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	12.08%	05/05/2028	2,642	2,642	515	0.03
Atlas Purchaser, Inc.	(6) (7) (12)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	12.08%	05/05/2028	6,097	6,097	183	0.01
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	38,652	38,299	38,061	2.15
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	8,697	8,624	8,564	0.48
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.65%	08/04/2027	989	956	924	0.05
GI DI Cornfield Acquisition, LLC	(6) (18)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	30,393	30,083	30,188	1.70
GI DI Cornfield Acquisition, LLC	(6) (7)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	15,667	15,591	15,561	0.88
Help/Systems Holdings, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.16%	11/19/2027	17,500	17,500	14,831	0.84
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.20%	03/02/2029	2,607	2,597	2,607	0.15
Recovery Point Systems, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	5.75%	10.18%	02/14/2028	39,900	39,752	39,900	2.25
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.18%	02/14/2028	—	(12)	—	0.00
Redwood Services Group, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	17,410	17,263	17,323	0.98

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.26%	06/15/2029	11,873	11,717	11,785	0.67
Ridge Trail US Bidco, Inc.	(6) (9) (13) (18)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	23,797	23,478	23,797	1.34
Ridge Trail US Bidco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(53)	—	0.00
Ridge Trail US Bidco, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	744	709	744	0.04
Syntax Systems, Ltd.	(6) (9) (13) (18)	First Lien Debt	S +	5.00%	9.27%	10/27/2028	37,057	36,873	36,687	2.07
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	23,676	23,457	23,617	1.33
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	3,500	3,446	3,479	0.20
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	329	301	322	0.02
UpStack, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	9,750	9,664	9,677	0.55
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	1,151	1,130	1,123	0.06
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	375	362	364	0.02
Victors Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	5,056	5,012	5,056	0.29
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	261	255	261	0.01
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	—	(5)	—	0.00
								319,543	309,630	17.48
Life Sciences Tools & Services
Model N, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	11,844	11,742	11,844	0.67
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(14)	—	0.00
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(14)	—	0.00
								11,714	11,844	0.67
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	13,291	13,202	12,302	0.69
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.26%	12/30/2026	583	576	490	0.03
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	10,674	10,527	10,542	0.60
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.06%	10/30/2028	147	141	142	0.01
MHE Intermediate Holdings, LLC	(6) (7) (8) (18)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	11,731	11,644	11,731	0.66
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	3,608	3,581	3,608	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.53%	07/21/2027	1,000	985	1,000	0.06

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								40,656	39,815	2.25
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	7,367	7,172	7,367	0.42
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	1,538	1,516	1,538	0.09
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	336	324	336	0.02
Vessco Midco Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	11,199	11,102	11,199	0.63
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	2,028	2,003	2,028	0.11
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	—	(10)	—	0.00
								22,107	22,468	1.27
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	10,843	10,706	10,794	0.61
Caerus US 1, Inc.	(6) (9) (13)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	1,587	1,565	1,580	0.09
Caerus US 1, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.00%	9.00%	05/25/2029	549	536	544	0.03
Real Chemistry Intermediate III, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	8,775	8,733	8,731	0.49
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	1,502	1,489	1,482	0.08
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	—	(9)	(10)	0.00
								23,020	23,121	1.31
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (18)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	3,256	3,234	3,256	0.18
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	—	(8)	—	0.00
Accordion Partners, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	27,254	27,007	27,254	1.54
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	729	709	729	0.04
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(27)	—	0.00
Ascend Partner Services, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	4,862	4,820	4,862	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	6,491	6,422	6,488	0.37
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(14)	—	0.00
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	16,926	16,625	16,882	0.95
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	16,809	16,487	16,763	0.95

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	15,407	15,326	15,407	0.87
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	2,134	2,124	2,134	0.12
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	96	91	96	0.01
Carr, Riggs and Ingram Capital, LLC	(6) (10) (18)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	4,291	4,252	4,280	0.24
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	461	450	456	0.03
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(9)	(2)	0.00
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	13,039	12,982	13,039	0.74
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	—	(8)	—	0.00
Deerfield Dakota Holding, LLC	(6) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	27,426	27,153	27,153	1.53
Deerfield Dakota Holding, LLC	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	—	(26)	(25)	0.00
GPS Merger Sub, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	6,735	6,640	6,735	0.38
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(8)	—	0.00
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.41%	10/02/2029	—	(14)	—	0.00
IG Investment Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	10,707	10,622	10,653	0.60
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(9)	(6)	0.00
IQN Holding Corp.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	5,627	5,595	5,627	0.32
IQN Holding Corp.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2029	1,836	1,819	1,836	0.10
IQN Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	05/02/2028	217	215	217	0.01
KENG Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	3,164	3,108	3,133	0.18
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	1,504	1,461	1,465	0.08
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.81%	08/01/2029	—	(16)	(12)	0.00
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	2,197	2,177	2,197	0.12
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	139	129	139	0.01
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	45	40	45	0.00
Verdantas, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	16,285	16,078	16,264	0.92

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	1,017	988	1,013	0.06
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.25%	05/06/2030	842	822	840	0.05
								187,237	188,918	10.66
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	10,811	10,803	10,811	0.61
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	320	319	320	0.02
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	17,868	17,786	17,868	1.01
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(11)	—	0.00
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(14)	—	0.00
MRI Software, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	43,890	43,754	43,840	2.47
MRI Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	28	28	28	0.00
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	173	170	172	0.01
Pritchard Industries, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	9.90%	10/13/2027	24,822	24,623	24,389	1.38
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.90%	10/13/2027	5,935	5,885	5,832	0.33
Zarya Intermediate, LLC	(6) (8) (13) (18)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	34,877	34,877	34,877	1.97
Zarya Intermediate, LLC	(6) (8) (13) (16)	First Lien Debt	S +	6.50%	10.70%	07/01/2027	—	—	—	0.00
								138,220	138,137	7.80
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.54%	04/12/2027	23,048	22,916	23,048	1.30
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.54%	04/12/2027	—	(27)	—	0.00
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.70%	06/21/2029	32,793	32,434	32,793	1.85
Appfire Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	20,445	20,398	20,445	1.15
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	50	33	50	0.00
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.00%	03/09/2028	36	35	36	0.00
Apryse Software Corp.	(6) (7) (10) (18)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	27,704	27,435	27,531	1.55
Apryse Software Corp.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	—	(22)	(14)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Artifact Bidco, Inc.	(6) (18)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	31,699	31,424	31,699	1.79
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	—	(32)	—	0.00
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.25%	8.25%	07/26/2030	—	(44)	—	0.00
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	22,200	22,008	22,200	1.25
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(44)	—	0.00
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(35)	—	0.00
Banyan Software Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	12,113	12,004	11,992	0.68
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	7,518	7,443	7,430	0.42
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(11)	(13)	0.00
Bottomline Technologies, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.50%	05/14/2029	3,628	3,584	3,628	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.50%	05/15/2028	—	(2)	—	0.00
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.76%	06/09/2027	38,569	38,439	38,569	2.18
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.76%	06/09/2027	—	(35)	—	0.00
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	2,236	2,196	2,236	0.13
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.56%	02/27/2030	—	(9)	—	0.00
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.56%	02/27/2029	—	(12)	—	0.00
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	5,895	5,801	5,895	0.33
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	9.75%	06/28/2029	—	(5)	—	0.00
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	28,138	27,964	28,138	1.59
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	—	(24)	—	0.00
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	302	286	302	0.02
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	19,505	19,171	19,505	1.10
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.13%	08/29/2029	1,271	1,239	1,271	0.07
Emburse, Inc.	(6) (7) (9)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	3,684	3,675	3,675	0.21
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(1)	(2)	0.00
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(2)	(2)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	03/25/2032	18,151	17,898	17,879	1.01
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(34)	(74)	0.00
Espresso Bidco, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(31)	(33)	0.00
Everbridge Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	31,889	31,751	31,889	1.80
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	4,341	4,308	4,341	0.25
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	(18)	—	0.00
Formstack Acquisition, Co.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	10,835	10,705	10,808	0.61
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	1,068	1,037	1,058	0.06
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	350	325	345	0.02
Fullsteam Operations, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	16,962	16,795	16,795	0.95
Fullsteam Operations, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	—	—	0.00
Fullsteam Operations, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(28)	(28)	0.00
Fullsteam Operations, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(18)	(18)	0.00
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	12,999	12,899	12,999	0.73
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	7,039	6,979	7,039	0.40
Granicus, Inc.	(6) (16)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	—	(14)	—	0.00
GS AcquisitionCo, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	59,574	59,312	59,574	3.36
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	24	24	24	0.00
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	823	813	823	0.05
Hootsuite, Inc.	(6) (13) (18)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	22,219	21,945	22,219	1.25
Hootsuite, Inc.	(6) (13) (16)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	—	(29)	—	0.00
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	5,156	5,075	5,156	0.29
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	—	(7)	—	0.00
LegitScript, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	26,098	25,779	26,098	1.47
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.91%	06/24/2029	690	682	690	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	9.91%	06/24/2028	1,500	1,462	1,500	0.08
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	9,091	8,872	8,841	0.50
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	—	(20)	(25)	0.00
Montana Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.91%	07/22/2029	8,446	8,396	8,446	0.48
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.75%	8.91%	07/22/2028	—	(4)	—	0.00
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	14,483	14,295	14,483	0.82
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(37)	—	0.00
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	6,849	6,808	6,814	0.38
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.95%	06/11/2029	—	(2)	(2)	0.00
Oak Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	3,560	3,536	3,558	0.20
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	1,993	1,975	1,985	0.11
Oak Purchaser, Inc.	(6) (16)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	37	34	37	0.00
Onit, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	18,241	18,083	18,228	1.03
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(31)	—	0.00
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(21)	—	0.00
Optimizely North America, Inc.	(6) (9) (13) (18)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	8,352	8,277	8,227	0.46
Optimizely North America, Inc.	(6) (9) (13)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€3,074	3,310	3,558	0.20
Optimizely North America, Inc.	(6) (9) (13)	First Lien Debt	SA +	5.50%	9.47%	10/30/2031	£1,025	1,321	1,359	0.08
Optimizely North America, Inc.	(6) (9) (13) (16)	First Lien Debt	S +	5.00%	9.16%	10/30/2031	—	(11)	(19)	0.00
Pound Bidco, Inc.	(6) (7) (8) (13)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	22,181	22,067	22,126	1.25
Pound Bidco, Inc.	(6) (8) (13) (16)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	1,137	1,137	1,132	0.06
Pound Bidco, Inc.	(6) (7) (8) (13) (16)	First Lien Debt	S +	6.00%	10.66%	02/01/2027	188	182	185	0.01
Project Leopard Holdings, Inc.	(10) (13)	First Lien Debt	S +	5.25%	9.66%	07/20/2029	6,107	5,838	5,472	0.31
Revalize, Inc.	(6) (8)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	19,212	19,175	18,192	1.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.65%	04/16/2029	46	46	42	0.00
Riskonnect Parent, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	5,636	5,559	5,636	0.32
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	4,155	4,086	4,155	0.23
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	84	72	84	0.00
Runway Bidco, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	10,873	10,773	10,846	0.61
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(12)	(7)	0.00
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.00%	12/17/2031	—	(12)	(3)	0.00
Saturn Borrower, Inc.	(6) (8) (18)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	11,401	11,256	11,322	0.64
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(26)	(29)	0.00
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	450	427	437	0.02
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	21,613	21,425	18,920	1.07
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.04%	04/05/2029	—	(29)	(471)	(0.03)
Trunk Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	9,537	9,495	9,537	0.54
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	639	634	639	0.04
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.15%	02/19/2030	—	(2)	—	0.00
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	11.13%	04/05/2029	38,689	38,224	38,689	2.18
								720,886	721,890	40.75
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	2,834	2,807	2,834	0.16
CCI Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(1)	—	0.00
Mobile Communications America, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	5,851	5,786	5,851	0.33
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	1,442	1,421	1,442	0.08
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	—	(10)	—	0.00
								10,003	10,127	0.57
Total Debt Investments - non-controlled/non-affiliated								$3,776,963	$3,716,695	209.79%

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (8) (17)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	3,146	3,146	3,146	0.18
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	17	2	17	0.00
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	25	2	25	0.00
KWOR Acquisition, Inc.	(6) (8) (17)	Other Debt	S +	8.00% PIK	12.17%	02/28/2030	1,086	1,086	1,086	0.06
								4,236	4,274	0.24
Total Debt Investments - non-controlled/affiliated								$4,236	$4,274	0.24%
Total Debt Investments								$3,781,199	$3,720,969	210.03%

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		04/22/2021	6,538	$654	$800	0.05%
Automobile Components
Continental Battery Company	(6) (14) (15)	Common Equity		07/16/2025	7,758	—	—	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		06/29/2021	8,500	850	1,849	0.10
						850	1,849	0.10
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (14) (15)	Common Equity		02/03/2025	240,000	228	279	0.02
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/2021	1,000,000	1,000	1,620	0.09
Surewerx Topco, LP	(6) (13) (14) (15)	Common Equity		12/28/2022	512	512	606	0.03
						1,740	2,505	0.14
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	—	0.00
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		03/12/2024	1,666,989	75	—	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25%	06/24/2022	1,000,000	1,467	981	0.06
						2,921	981	0.06
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/01/2024	2,748	—	—	0.00
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	09/05/2024	120	1,192	1,193	0.07
FPG Parent, LLC	(6) (14) (15)	Common Equity		07/25/2025	341	—	—	0.00
LHS Borrower, LLC	(6) (14) (15)	Common Equity		09/04/2025	500,000	483	483	0.03
LUV Car Wash	(6) (14) (15)	Common Equity		04/06/2022	123	123	87	0.00
						1,798	1,763	0.10
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	88	0.00
Financial Services
Applitools, Inc.	(6) (14) (15)	Common Equity		07/18/2025	1,050,864	601	601	0.03
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		03/22/2021	17,543	2,013	—	0.00
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/2021	165,761	1,220	1,938	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		03/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (13) (14) (15)	Common Equity		11/19/2021	19,257	1,926	2,104	0.12
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity	6.00% PIK	03/29/2024	2,649,446	1,809	—	0.00
						4,955	4,042	0.23
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity		09/01/2022	908	25	64	0.00
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity		10/31/2022	21,744	277	532	0.03
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity	10.50%	12/21/2021	3,250,000	4,767	4,445	0.25
						5,069	5,041	0.28
Interactive Media & Services

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
FMG Suite Holdings, LLC	(6) (14) (15)	Common Equity			09/09/2025	500	—	—	0.00
FMG Suite Holdings, LLC	(6) (15)	Preferred Equity			09/09/2025	500	502	502	0.03
							502	502	0.03
IT Services
Help HP SCF Investor, LP (Help/Systems)	(13) (14) (15)	Common Equity			05/12/2021	9,619,564	12,461	15,984	0.90
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity			03/05/2021	1,000,000	1,000	600	0.03
							13,461	16,584	0.94
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity			03/09/2021	29,441	2,944	1,447	0.08
Verdantas, LLC	(6) (14) (15)	Common Equity			05/03/2024	4,780	5	6	0.00
Verdantas, LLC	(6) (15)	Preferred Equity		10.00%	05/03/2024	473,220	545	630	0.04
							3,494	2,083	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/2021	1,882,739	1,938	1,519	0.09
Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50%	04/05/2021	5,000	7,819	7,950	0.45
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	2,966	100	248	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		11.75%	06/25/2022	1,531	2,064	2,216	0.13
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/2021	2,255	3,425	3,227	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			08/29/2023	477,846	621	612	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	07/07/2022	1,012,200	1,423	1,512	0.09
							15,452	15,765	0.89
Total Equity Investments - non-controlled/non-affiliated							$55,598	$54,123	3.06%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (14) (15) (17)	Common Equity			02/28/2025	637	244	24	0.00
KWOR Intermediate I, Inc.	(6) (15) (17)	Preferred Equity	S +	8.00% PIK	02/28/2025	680,778	681	681	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
						925	705	0.04
Total Equity Investments - non-controlled/affiliated						$925	$705	0.04%
Total Equity Investments						$56,523	$54,828	3.09%
Total Portfolio Investments						$3,837,722	$3,775,797	213.13%

Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares	3.99%	10,051	10,051	0.57
Cash		65,472	65,472	3.70
Total Cash and Cash Equivalents and Short Term Investments		$75,523	$75,523	4.26%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments		$3,913,245	$3,851,320	217.39%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56%, 1-month E at 1.93%, 1-month S at 4.13%, 3-month S at 3.98%, 6-month S at 3.85%, SA at 3.97% and the P at 7.25%.
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
(12)
Investment was on non-accrual status as of September 30, 2025.
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 7.27% of total assets as calculated in accordance with regulatory requirements.
(14)
Non-income producing security.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $54,828 or 3.09% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2025:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$547	$(260)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	454	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	1,400	—
Accel International Holdings, Inc.	Revolver	04/26/2032	1,874	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	3,835	—
Accordion Partners, LLC	Revolver	11/17/2031	3,043	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	41	—
Alert Media, Inc.	Revolver	04/12/2027	4,266	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	218	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	3,375	—
Amerilife Holdings, LLC	Revolver	08/31/2028	1,770	—
Answer Acquisition, LLC	Revolver	12/30/2026	666	(50)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	6,255	(94)
Any Hour, LLC	Revolver	05/23/2030	1,385	(21)
Apex Service Partners, LLC	Revolver	10/24/2029	2,411	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,191	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,769	—
Appfire Technologies, LLC	Delayed Draw Term Loan	12/31/2025	381	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	03/09/2028	131	—
Applitools, Inc.	Revolver	05/25/2028	433	(4)
Apryse Software Corp.	Revolver	06/28/2032	2,296	(14)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	3,698	—
Aptean, Inc.	Revolver	01/30/2031	1,427	—
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(34)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	2,007	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	404	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,684	—
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	524	—
Associations, Inc.	Revolver	07/03/2028	678	—
Atlas US Finco, Inc.	Revolver	12/10/2029	632	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	10,571	—
AuditBoard, Inc.	Revolver	07/14/2031	4,229	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	1,972	(19)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	1,238	(12)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,304	(13)
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	157	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	205	(2)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	172	—
Bullhorn, Inc.	Revolver	10/01/2029	622	—
CCI Buyer, Inc.	Revolver	05/13/2032	165	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	429	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	10,568	(53)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,212	(6)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,471	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	—
Caerus US 1, Inc.	Revolver	05/25/2029	622	(3)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,724	(4)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	1,000	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	3,249	(50)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	3,233	(8)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners, LLC	Revolver	07/28/2028	206	(1)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	2,256	(23)
Chase Intermediate, LLC	Revolver	10/30/2028	383	(4)
Cliffwater, LLC	Revolver	04/22/2032	823	(8)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	2,700	—
Consor Intermediate II, LLC	Revolver	05/12/2031	1,220	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	1,085	—
Coupa Holdings, LLC	Revolver	02/27/2029	831	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	02/10/2032	735	(2)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	2,571	(25)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	4,118	—
Diligent Corporation	Revolver	08/02/2030	2,443	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	125	(1)
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
Dwyer Instruments, Inc.	Delayed Draw Term Loan	11/20/2026	505	(3)
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,489	(7)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,113	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	5,881	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	3,528	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	719	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	365	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(2)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	199	(4)
Energy Labs Holdings Corp.	Revolver	04/07/2028	192	(4)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	4,945	(74)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(33)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	4,773	(22)
Essential Services Holding Corporation	Revolver	06/17/2030	2,386	(11)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	6,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	2,000	(10)
Excelitas Technologies Corp.	Revolver	08/14/2028	131	(1)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	111	(1)
FLS Holding, Inc.	Revolver	12/17/2027	23	(3)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	3,113	(15)
FMG Suite Holdings, LLC	Revolver	09/09/2032	1,868	(18)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	2,024	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	31	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	2,817	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	3,272	(8)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,838	(5)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	95	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	6,709	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	5,654	(28)
Fullsteam Operations, LLC	Revolver	08/08/2031	1,885	(18)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/04/2026	830	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	331	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/02/2026	1,274	—
GPS Merger Sub, LLC	Revolver	10/02/2029	1,019	—
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	41	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,646	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	1,072	—
Galway Borrower, LLC	Revolver	09/29/2028	1,747	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	3,030	(15)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	909	(9)
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	1,955	—
Granicus, Inc.	Revolver	01/17/2031	1,800	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,624	(6)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	(9)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	375	—
Helios Service Partners, LLC	Delayed Draw Term Loan	01/26/2026	256	—
Helios Service Partners, LLC	Revolver	03/19/2027	1,006	(2)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	3,390	—
High Street Buyer, Inc.	Revolver	04/16/2027	2,136	—
Hootsuite, Inc.	Revolver	05/22/2030	2,500	—
Hyland Software, Inc.	Revolver	09/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	(6)
IQN Holding Corp.	Revolver	05/02/2028	232	—
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/02/2028	1,064	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,976	—
Inhabitiq, Inc.	Revolver	01/12/2032	3,110	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	6,112	(15)
Inszone Mid, LLC	Revolver	11/30/2029	1,569	(4)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	353	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	801	(2)
KENG Acquisition, Inc.	Delayed Draw Term Loan	01/21/2027	2,382	(24)
KENG Acquisition, Inc.	Revolver	08/01/2029	1,171	(12)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	(3)
Kodiak Buyer, LLC	Revolver	07/26/2032	429	(4)
LHS Borrower, LLC	Revolver	09/04/2031	533	(8)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,731	(10)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,435	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,127	—
LeadVenture, Inc.	Revolver	06/23/2032	841	—
LegitScript, LLC	Revolver	06/24/2028	2,667	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	146	—
LogRhythm, Inc.	Revolver	07/02/2029	909	(25)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	1,302	(13)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	2,215	(22)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	998	(10)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,500	—
MRI Software, LLC	Revolver	02/10/2028	1,561	(2)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	—
Majesco, Inc.	Revolver	09/21/2027	1,575	—
Mantech International CP	Delayed Draw Term Loan	12/14/2025	197	—
Mantech International CP	Revolver	09/14/2028	507	—
Merative LP	Delayed Draw Term Loan	09/30/2027	2,070	(5)
Merative LP	Revolver	09/30/2032	1,812	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	719	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	3,265	—
Model N, Inc.	Revolver	06/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	821	(8)
NDT Global Holding, Inc.	Revolver	06/04/2032	733	(7)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NSI Holdings, Inc.	Revolver	11/17/2031	1,281	—
Nasuni Corporation	Revolver	09/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(2)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	1,646	(8)
Oak Purchaser, Inc.	Revolver	05/31/2028	522	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	—
Onit, Inc.	Revolver	01/27/2032	2,315	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(19)
PCX Holding Corp.	Revolver	04/22/2027	947	(33)
PDI TA Holdings, Inc.	Revolver	02/03/2031	1,368	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	354	(3)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,497	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	5,602	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,919	—
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	1,080	(3)
Pound Bidco, Inc.	Revolver	02/01/2027	975	(2)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
Project Potter Buyer, LLC	Revolver	04/23/2027	1,173	—
Promptcare Infusion Buyer, Inc.	Delayed Draw Term Loan	10/19/2025	1,389	(11)
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	4,799	(12)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	3,189	(8)
RFS Opco, LLC	Revolver	04/04/2029	163	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	3,474	(35)
Railpros Parent, LLC	Revolver	05/24/2032	1,737	(17)
Randy's Holdings, Inc.	Delayed Draw Term Loan	11/01/2025	651	(7)
Randy's Holdings, Inc.	Revolver	11/01/2029	346	(3)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	1,791	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	2,399	(12)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(10)
Recovery Point Systems, Inc.	Revolver	02/14/2028	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	5,739	(29)
Revalize, Inc.	Revolver	04/16/2029	25	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	8,268	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,012	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	1,264	—
Riskonnect Parent, LLC	Revolver	12/07/2028	832	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	35	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(4)
Routeware, Inc.	Revolver	09/18/2031	273	(1)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(7)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	755	(2)
SV Newco 2, Inc.	Revolver	06/02/2031	8,591	(24)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	4,167	(29)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,425	(10)
Securonix, Inc.	Revolver	04/05/2029	3,782	(471)
Sherlock Buyer Corp.	Revolver	12/08/2027	1,286	(29)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	—
Smarsh, Inc.	Revolver	02/16/2029	579	—
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(31)
Spark Buyer, LLC	Revolver	10/15/2031	289	(10)
Spectrio, LLC	Revolver	12/09/2026	395	(78)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	03/24/2026	181	—
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	248	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	881	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	625	—
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	2,359	—
Superman Holdings, LLC	Revolver	08/29/2031	2,901	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2025	601	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	812	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	198	—
Suveto Buyer, LLC	Revolver	09/09/2027	1,296	—
Sweep Purchaser, LLC	Revolver	06/30/2027	1,125	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(15)
Tamarack Intermediate, LLC	Revolver	03/12/2029	1,853	(5)
Tank Holding Corp.	Revolver	03/31/2028	800	(45)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	4,735	(12)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	2,759	(7)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	494	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,949	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	549	(3)
Transit Technologies, LLC	Revolver	08/20/2030	1,705	—
Trintech, Inc.	Revolver	07/25/2029	2,092	(10)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(250)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	—
Two Six Labs, LLC	Delayed Draw Term Loan	10/09/2025	2,200	—
Two Six Labs, LLC	Revolver	08/20/2027	1,110	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	2,069	—
UHY Advisors, Inc.	Revolver	11/21/2031	539	—
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw Term Loan	07/19/2027	3,070	(18)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	06/21/2030	990	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,599	(19)
UpStack, Inc.	Revolver	08/25/2031	1,125	(8)
V Global Holdings, LLC	Revolver	12/22/2027	127	(9)
VRC Companies, LLC	Revolver	06/29/2027	1,653	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,250	(6)
Vamos Bidco, Inc.	Revolver	01/30/2032	450	(1)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	25	(3)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	781	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	195	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	143	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	656	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	2,170	(3)
Verdantas, LLC	Revolver	05/06/2030	912	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	(12)
Vertex Service Partners, LLC	Revolver	11/08/2030	91	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	1,705	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	1,244	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	949	—
Victors Purchaser, LLC	Revolver	08/15/2031	693	—
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	—
YI, LLC	Revolver	12/03/2029	883	—
Zarya Intermediate, LLC	Revolver	07/01/2027	3,649	—
iCIMS, Inc.	Revolver	08/18/2028	33	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	1,731	(8)
mPulse Mobile, Inc.	Revolver	08/26/2032	2,596	(25)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$518,153	$(2,599)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

September 30, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$1,196	$—
Total Unfunded Commitments			$519,349	$(2,599)

(17)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net RealizedGain (Loss)	Fair Value as of September 30,2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$5,161	$—	$(182)	$—	$4,979	$280
Total	$—	$5,161	$—	$(182)	$—	$4,979	$280

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

(18) Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Debt (as defined below). See Note 6 “Debt”.

Additional Information

Interest Rate Swaps(a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	05/17/2029	350,000	7,483	—	7,038
BNP Paribas	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	4,580	—	4,580
					$700,000	$12,063	$—	$11,618

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

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	5.00%	9.43%	12/22/2026	3,389	$3,346	$3,389	0.18%
Mantech International CP	(6) (9)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	4,194	4,190	4,194	0.23
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	—	(1)	—	—
Mantech International CP	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	9/14/2028	—	(1)	—	—
PCX Holding Corp.	(6) (7) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	17,862	17,781	16,647	0.90
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	17,986	17,816	16,763	0.91
PCX Holding Corp.	(6) (8)	First Lien Debt	S +	6.25%	10.73%	4/22/2027	1,851	1,844	1,725	0.09
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	34,367	33,937	34,314	1.86
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	4,210	4,150	4,192	0.23
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.90%	8/20/2027	—	(19)	(6)	(0.00)
								83,043	81,218	4.41
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.23%	6/11/2027	14,118	13,960	14,118	0.77
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	1,639	1,602	1,602	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	150	147	147	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	12/29/2028	75	68	68	0.00
								15,777	15,935	0.87
Automobile Components
Continental Battery Company	(6) (8)	First Lien Debt	S +	7.00% (incl. 4.08% PIK)	11.48%	1/20/2027	6,473	6,415	4,571	0.25
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	12.24%	10/28/2028	27,110	26,683	23,862	1.30
Randy's Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	6,608	6,467	6,608	0.36

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	664	634	664	0.04
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.45%	11/1/2029	305	288	305	0.02
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	45,548	45,098	44,086	2.39
Sonny's Enterprises, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	113	103	68	0.00
Spectrum Automotive Holdings Corp.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	23,170	22,970	23,040	1.25
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2028	7,449	7,322	7,360	0.40
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	6/29/2027	—	(5)	(5)	(0.00)
								115,975	110,559	6.00
Automobiles
ARI Network Services, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	20,614	20,459	20,533	1.11
ARI Network Services, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	3,557	3,530	3,544	0.19
ARI Network Services, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	1,380	1,376	1,369	0.07
COP Collisionright Parent, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	6,364	6,252	6,289	0.34
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	1,864	1,815	1,821	0.10
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	154	137	142	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	26,470	26,216	26,449	1.44
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	—	(33)	(3)	(0.00)
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/28/2026	367	360	363	0.02
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/2/2025	37,170	36,996	35,899	1.95
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/2/2025	37,353	37,140	36,076	1.96
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	2,936	2,911	2,917	0.16
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	713	633	617	0.03
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	—	(1)	(1)	(0.00)
								137,791	136,015	7.38

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	26,824	26,698	26,824	1.46
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	796	759	796	0.04
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	—	(14)	—	—
								27,443	27,620	1.50
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.33%	4/23/2027	13,617	13,617	13,617	0.74
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.33%	4/23/2026	—	—	—	—
								13,617	13,617	0.74
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	13,845	13,676	13,571	0.74
Tank Holding Corp.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	1,709	1,671	1,701	0.09
Tank Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	414	403	412	0.02
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	—	(9)	(16)	(0.00)
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	4,805	4,747	4,567	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	393	389	359	0.02
								20,877	20,594	1.12
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	16,929	16,773	16,929	0.92
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	5,432	5,394	5,432	0.29
Atlas Us Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	9.63%	12/9/2029	8,970	8,802	8,970	0.49
Atlas Us Finco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.63%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.33%	7/29/2029	11,529	10,952	9,927	0.54
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	5,022	4,975	4,994	0.27

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(21)	(26)	(0.00)
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(11)	(7)	(0.00)
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	9,882	9,787	9,882	0.54
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	—	(12)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	741	726	741	0.04
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	1,812	1,792	1,805	0.10
Encore Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	12,409	12,226	12,285	0.67
Encore Holdings, LLC	(6) (16)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—	(5)	(2)	(0.00)
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	467	462	461	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	195	189	189	0.01
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	—	(2)	(3)	(0.02)
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	18,833	18,591	16,825	0.91
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	4,416	4,357	3,945	0.21
FLS Holding, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	901	883	709	0.04
Ground Penetrating Radar Systems, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	20,460	20,183	20,460	1.11
Ground Penetrating Radar Systems, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	—	(52)	—	—
Ground Penetrating Radar Systems, LLC	(6) (16)	First Lien Debt	P +	4.25%	11.75%	4/2/2031	326	291	326	0.02
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	6,790	6,678	6,788	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	11,098	10,864	11,059	0.60
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	—	(19)	—	—
Hercules Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$824	448	363	0.02
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	13,587	13,458	13,587	0.74
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	563	545	563	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/28/2030	—	(20)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	6,938	6,771	6,938	0.38
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	654	635	654	0.04
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	10/2/2029	—	(22)	—	—
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	3,849	3,800	3,849	0.21
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	190	185	187	0.01
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	9.49%	12/20/2028	—	(3)	—	—
Pye-Barker Fire & Safety, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	26,325	26,325	26,325	1.43
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	3,752	3,685	3,752	0.20
Pye-Barker Fire & Safety, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/24/2030	456	423	456	0.02
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	3,182	3,151	3,182	0.17
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(7)	—	—
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(3)	—	—
Sherlock Buyer Corp.	(6) (8)	First Lien Debt	S +	5.75%	10.18%	12/08/2028	10,838	10,699	10,838	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.18%	12/8/2027	—	(13)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	9.58%	12/28/2029	C$5,647	5,451	5,570	0.30
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	9.58%	12/28/2029	—	(16)	—	—
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	9.58%	12/28/2028	C$793	757	776	0.04
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2034	1,674	836	1,085	0.06
Sweep Midco, LLC	(6) (14)	Second Lien Debt				3/12/2036	4,872	—	—	—
Sweep Purchaser, LLC	(6)	First Lien Debt	S +	5.75% PIK	10.24%	6/30/2027	6,129	6,129	6,129	0.33
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.24%	6/30/2027	3,163	3,163	3,163	0.17
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.24%	6/30/2027	—	—	—	—
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	7,019	6,939	7,019	0.38

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	595	584	595	0.03
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.30%	3/13/2028	—	(10)	—	—
Transit Technologies, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	7,955	7,878	7,955	0.43
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	—	(13)	—	—
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.51%	8/20/2030	—	(16)	—	—
United Flow Technologies Intermediate Holdco II, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	6/23/2031	8,888	8,762	8,888	0.48
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	6/23/2031	485	447	485	0.03
United Flow Technologies Intermediate Holdco II, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	6/21/2030	—	(14)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	13,851	13,747	12,111	0.66
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	1,955	1,945	1,709	0.09
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	12.01%	4/13/2027	2,250	2,240	1,967	0.11
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	7,972	7,895	7,972	0.43
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	309	296	309	0.02
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	72,257	71,720	72,257	3.92
VRC Companies, LLC	(6) (8)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	496	491	496	0.03
VRC Companies, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.27%	6/29/2027	—	(10)	—	—
								343,057	340,869	18.50
Construction & Engineering
Arcoro Holdings Corp.	(6) (8)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	12,978	12,744	12,883	0.70
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	—	(34)	(14)	(0.00)
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	33,518	33,103	29,640	1.61
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.19%	10/19/2028	7,675	7,573	6,788	0.37
LJ Avalon Holdings, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.53%	2/1/2030	4,090	3,992	4,090	0.22

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.53%	2/1/2030	1,674	1,627	1,674	0.09
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.53%	2/1/2029	—	(14)	—	—
Superman Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	20,047	19,951	20,047	1.09
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(16)	—	—
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(14)	—	—
								78,912	75,108	4.08
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	22,395	22,204	22,279	1.21
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	2,911	2,862	2,884	0.16
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	—	(20)	(12)	(0.00)
								25,046	25,151	1.37
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.16%	12/11/2028	17,030	16,811	15,794	0.86
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	26,676	26,346	26,676	1.45
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.93%	10/13/2028	145	140	145	0.01
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.93%	10/15/2027	945	920	945	0.05
								44,217	43,560	2.36
Distributors
48Forty Solutions, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	17,476	17,267	11,291	0.61
48Forty Solutions, LLC	(6) (8) (16)	First Lien Debt	S +	6.00% (incl. 4.00% PIK)	10.65%	11/30/2029	1,167	1,140	207	0.01
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.98%	2/23/2028	17,008	16,749	15,899	0.86
Avalara, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	10,402	10,224	10,402	0.56
Avalara, Inc.	(6) (16)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(16)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Bradyplus Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	7,950	7,817	7,950	0.43
Bradyplus Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	50	47	50	0.00
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	4/9/2030	41,594	41,239	41,594	2.26
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	9.33%	4/9/2030	—	(4)	—	—
								94,463	87,393	4.74
Diversified Consumer Services
Any Hour, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	23,604	23,277	23,354	1.27
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	669	617	595	0.03
Any Hour, LLC	(6) (16)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	1,662	1,616	1,626	0.09
Any Hour, LLC	(6)	Other Debt		13.00% PIK	13.00%	5/23/2031	6,371	6,260	6,304	0.34
Apex Service Partners, LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	36,909	36,334	36,909	2.00
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.51%	10/24/2030	8,789	8,629	8,789	0.48
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.51%	10/24/2029	1,980	1,937	1,980	0.11
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	20,741	20,518	20,741	1.13
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	4,148	4,106	4,148	0.23
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	10/19/2027	—	(19)	—	—
Eclipse Buyer, Inc.	(6) (10)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	4,244	4,203	4,244	0.23
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	—	(3)	—	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	9.26%	9/6/2031	—	(4)	—	—
Essential Services Holding Corporation	(6) (9)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	17,244	17,082	17,244	0.94
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	—	(22)	—	—
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	9.65%	6/17/2030	—	(27)	—	—
EVDR Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	20,428	20,057	20,428	1.11

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	—	(51)	—	—
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	588	526	588	0.03
FPG Intermediate Holdco, LLC	(6) (8) (11)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	3/5/2027	435	431	346	0.02
FPG Intermediate Holdco, LLC	(6) (8) (11) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.09%	3/5/2027	11	11	11	0.00
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	10.18%	12/15/2026	1,926	1,919	1,825	0.10
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	3/1/2028	8,200	8,109	8,200	0.45
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.50% (incl. 2.17% PIK)	10.86%	3/1/2028	541	534	541	0.03
LUV Car Wash Group, LLC	(6) (8)	First Lien Debt	S +	7.00%	11.74%	12/9/2026	887	882	887	0.05
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	3,263	3,219	2,959	0.16
Magnolia Wash Holdings	(6) (8)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	692	682	627	0.03
Magnolia Wash Holdings	(6) (8) (16)	First Lien Debt	S +	6.50%	11.36%	7/14/2028	87	85	72	0.00
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.61%	2/24/2031	8,706	8,627	8,706	0.47
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	2/24/2031	—	(11)	—	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	1,761	1,722	1,761	0.10
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	3,409	3,330	3,405	0.18
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	11/8/2030	407	398	407	0.02
								174,974	176,697	9.59
Electrical Equipment
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	2,188	2,155	2,155	0.12
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(6)	(6)	(0.00)
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(6)	(6)	(0.00)
								2,143	2,143	0.12

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	7/6/2028	6,061	5,986	4,496	0.24
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	11.30%	7/6/2028	401	396	297	0.02
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	14,308	14,127	14,270	0.77
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	4,956	4,877	4,954	0.27
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.13%	7/20/2029	233	214	233	0.01
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.77%	3/2/2028	12,235	11,986	12,235	0.66
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	11.85%	3/2/2029	25,500	25,454	22,440	1.22
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2030	15,365	15,118	15,261	0.83
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2030	—	(24)	(21)	(0.00)
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 1.50% PIK)	10.33%	12/5/2029	—	(38)	(17)	(0.00)
NSi Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	7,368	7,296	7,296	0.40
NSi Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(6)	(6)	(0.00)
NSi Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(13)	(13)	(0.00)
								85,373	81,425	4.42
Financial Services
Applitools, Inc.	(6) (9) (12)	First Lien Debt	S +	6.25% PIK	10.58%	5/25/2029	4,023	3,987	3,989	0.22
Applitools, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	6.25%	10.58%	5/25/2028	—	(5)	(4)	(0.00)
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	4,707	4,598	4,707	0.26
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	7,568	7,410	7,568	0.41

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	7/30/2029	—	(2)	—	—
GC Waves Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	8,909	8,830	8,841	0.48
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	463	368	434	0.02
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.21%	10/4/2030	—	(5)	(3)	(0.00)
MAI Capital Management Intermediate, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	4,632	4,587	4,632	0.25
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	866	849	866	0.05
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	138	128	138	0.01
PMA Parent Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	3,036	2,992	2,992	0.16
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	—	(3)	(3)	(0.00)
RFS Opco, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	4/4/2031	14,464	14,330	14,407	0.78
RFS Opco, LLC	(6) (10) (16)	First Lien Debt	S +	3.50%	7.83%	4/4/2029	90	86	88	0.00
SitusAMC Holdings Corp.	(6) (9)	First Lien Debt	S +	5.50%	9.93%	12/22/2027	7,217	7,180	7,217	0.39
Smarsh, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	4,286	4,228	4,286	0.23
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	536	526	536	0.03
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.08%	2/16/2029	107	104	107	0.01
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.86%	7/25/2029	33,745	33,195	33,252	1.81
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.86%	7/25/2029	837	793	794	0.04
								94,176	94,844	5.15
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.74%	10/5/2026	41,811	41,312	39,875	2.16
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	11.74%	10/5/2026	5,903	5,850	5,630	0.31
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (13)	Other Debt		16.25% PIK	16.25%	6/18/2026	1,500	1,500	885	0.05
Nellson Nutraceutical, Inc.	(6) (7) (8)	First Lien Debt	S +	5.75%	10.40%	12/23/2025	18,270	18,192	18,270	0.99

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8)	First Lien Debt	S +	6.25%	10.99%	12/18/2025	10,812	10,764	10,504	0.57
								77,618	75,164	4.08
Ground Transportation
SV Newco 2, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	22,853	22,530	22,672	1.23
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(98)	(113)	(0.01)
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(118)	(68)	(0.00)
								22,314	22,491	1.22
Health Care Equipment & Supplies
Performance Health & Wellness	(6) (7) (8)	First Lien Debt	S +	5.75%	10.21%	7/12/2027	9,398	9,305	9,398	0.51
PerkinElmer U.S., LLC	(6) (7) (8)	First Lien Debt	S +	5.00%	9.34%	3/13/2029	4,340	4,244	4,310	0.23
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,858	1,825	1,854	0.10
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	(1)	(0.00)
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(6)	(1)	(0.00)
YI, LLC	(6) (7) (8)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	5,597	5,501	5,597	0.30
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	—	(10)	—	—
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	10.39%	12/3/2029	—	(14)	—	0.00
								20,841	21,157	1.15
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.86%	9/15/2031	449	441	447	0.02
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	9/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	20,283	20,026	20,126	1.09
DCA Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	1,783	1,749	1,769	0.10
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	744	740	744	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	210	209	210	0.01
Gateway US Holdings, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	9.08%	9/22/2028	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	1,828	1,820	1,828	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	4,174	4,130	4,174	0.23
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	4,139	4,124	4,139	0.22
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	12/10/2027	1,623	1,605	1,623	0
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.47%	12/10/2026	—	(1)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	7,080	6,997	7,080	0.38
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	9	9	9	0.00
Imagine 360, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	12,157	12,043	12,157	0.66
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(8)	—	—
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(10)	—	—
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	11.24%	8/21/2026	490	483	475	0.03
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	11.24%	8/21/2026	34	33	33	0.00
Invictus Buyer, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	4,040	4,002	4,028	0.22
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(8)	(5)	(0.00)
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(6)	(2)	(0.00)
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	11,989	11,854	11,968	0.65
mPulse Mobile, Inc.	(6) (9)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	19,928	19,554	19,697	1.07
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	6.25%	10.68%	12/17/2027	934	889	901	0.05
Pareto Health Intermediate Holdings, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.33%	6/1/2030	28,593	28,263	28,593	1.55
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	6/1/2030	—	(28)	(28)	(0.00)
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	6/1/2029	—	(12)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.26%	8/31/2029	4,335	4,199	4,332	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	10.52%	8/31/2029	15,048	14,918	15,048	0.82
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.44%	9/1/2027	8,889	8,798	8,773	0.48
Promptcare Infusion Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.44%	9/1/2027	2,767	2,723	2,713	0.15
Stepping Stones Healthcare Services, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	1/2/2029	4,255	4,213	4,255	0.23
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	1/2/2029	1,079	1,061	1,077	0.06
Stepping Stones Healthcare Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	12/30/2026	—	(4)	—	—
Suveto	(6) (9)	First Lien Debt	S +	4.75%	9.11%	9/9/2027	11,716	11,653	11,604	0.63
Suveto	(6) (16)	First Lien Debt	P +	3.75%	11.25%	9/9/2027	65	55	52	0.00
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	9/9/2027	62	61	61	0.00
Tivity Health, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	6/28/2029	8,612	8,572	8,612	0.47
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	5,767	5,767	5,767	0.31
Vardiman Black Holdings, LLC	(6) (10) (11) (16)	First Lien Debt	S +	7.00% (incl. 2.00% PIK)	11.65%	03/18/2027	597	582	597	0.03
								181,496	182,857	9.93
Health Care Technology
Hyland Software, Inc.	(6) (7) (9)	First Lien Debt	S +	6.00%	10.36%	9/19/2030	39,259	38,748	39,259	2.13
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	6.00%	10.36%	9/19/2029	—	(22)	—	—
Lightspeed Buyer, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	23,156	22,981	23,156	1.26
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	—	(5)	—	—
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/3/2027	—	(1)	—	—
								61,701	62,415	3.39
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	11,746	11,646	11,730	0.64

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	192	182	191	0.01
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	—	(9)	(1)	(0.00)
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.61%	8/13/2029	1,298	1,278	1,284	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	8.11%	8/13/2029	€237	242	243	0.01
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	8/13/2029	—	(13)	(20)	(0.00)
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.61%	8/14/2028	—	(2)	(1)	(0.00)
Raptor Merger Sub Debt, LLC	(7) (9)	First Lien Debt	S +	5.50%	9.83%	4/1/2029	31,907	31,206	31,801	1.73
Raptor Merger Sub Debt, LLC	(9) (16)	First Lien Debt	S +	5.50%	9.83%	4/1/2029	488	435	480	0.03
								44,965	45,707	2.48
Insurance Services
Amerilife Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	2,863	2,821	2,863	0.16
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2029	1,257	1,248	1,257	0.07
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.70%	8/31/2028	—	(5)	—	—
Fetch Insurance Services, LLC	(6)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,029	1,995	2,009	0.11
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	42,100	41,635	42,100	2.29
Foundation Risk Partners Corp.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	10/29/2030	9,156	9,056	9,156	0.50
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(60)	—	—
Galway Borrower, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	30,430	30,061	30,430	1.65
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	1,698	1,668	1,698	0.09
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	185	160	185	0.01
Higginbotham Insurance Agency, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	23,662	23,484	23,560	1.28
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	2,304	2,260	2,270	0.12
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	9,789	9,682	9,789	0.53
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	39,313	38,797	39,288	2.13

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	4/16/2027	—	(16)	—	—
Inszone Mid, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	4,410	4,335	4,410	0.24
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	5,425	5,321	5,425	0.29
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(45)	—	—
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.50%	11/30/2029	—	(20)	—	—
Integrity Marketing Acquisition, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	44,454	44,454	44,454	2.41
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	—	—	—	—
Long Term Care Group, Inc.	(6) (9) (11)	First Lien Debt	S +	6.00% (incl. 3.73% PIK)	10.33%	9/8/2027	5,425	5,371	4,650	0.25
Majesco	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	9/21/2028	33,555	33,077	33,555	1.82
Majesco	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	9/21/2027	—	(14)	—	—
Patriot Growth Insurance Services, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	61,723	60,953	61,723	3.35
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.48%	10/16/2028	2,243	2,194	2,243	0.12
Peter C. Foy & Associates Insurance Services, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	19,998	19,854	19,998	1.09
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	8,511	8,443	8,504	0.46
Peter C. Foy & Associates Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	11/1/2027	—	(4)	—	—
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	32,129	31,780	32,129	1.74
RSC Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	3,781	3,758	3,781	0.21
World Insurance Associates, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	66,670	65,501	66,557	3.61
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	—	(6)	(28)	(0.00)
								447,738	452,006	24.54
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	23,534	23,319	23,371	1.27
FMG Suite Holdings, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	4,522	4,492	4,487	0.24
FMG Suite Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.85%	10/30/2026	—	(16)	(18)	(0.00)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	31,725	31,518	29,197	1.58
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	12,798	12,770	11,778	0.64
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.51%	12/9/2026	4,036	4,011	3,715	0.20
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.25%	5/5/2028	27,020	26,721	25,864	1.40
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.25%	5/5/2028	—	(38)	(171)	(0.01)
								102,777	98,223	5.33
IT Services
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	17,469	17,294	17,294	0.94
Apollo Acquisition, Inc.	(6) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(31)	(31)	(0.00)
Apollo Acquisition, Inc.	(6) (16)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(24)	(24)	(0.00)
Atlas Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	7.50% (incl. 5.50% PIK)	11.33%	5/5/2028	5,811	5,811	3,463	0.19
Atlas Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	7.50% (incl. 6.50% PIK)	11.33%	5/5/2028	2,510	2,510	2,510	0.14
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	38,954	38,469	38,370	2.08
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	8,765	8,665	8,633	0.47
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.98%	8/4/2027	1,460	1,414	1,396	0.08
Donuts, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.49%	12/29/2027	24,599	24,415	24,550	1.33
GI DI Cornfield Acquisition, LLC	(6)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	30,393	29,999	30,098	1.63
GI DI Cornfield Acquisition, LLC	(6) (16)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	—	(99)	(152)	(0.01)
Help/Systems Holdings, Inc. (Fortra LLC)	(9)	Second Lien Debt	S +	6.75%	11.44%	11/19/2027	17,500	17,500	13,576	0.74
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	11.47%	3/2/2029	2,607	2,595	2,607	0.14
Recovery Point Systems, Inc.	(6) (7) (8)	First Lien Debt	S +	6.00%	10.73%	8/12/2026	40,215	39,955	40,215	2.18
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.73%	8/12/2026	—	(21)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	10.68%	6/15/2029	10,720	10,615	10,720	0.58
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	6.25%	10.68%	6/15/2029	8,845	8,723	8,827	0.48
Ridge Trail US Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	23,976	23,626	23,912	1.30
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	—	(60)	(22)	(0.00)
Ridge Trail US Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.50%	8.83%	3/31/2031	744	704	737	0.04
Syntax Systems, Ltd.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.46%	10/27/2028	37,377	37,153	37,296	2.02
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	22,702	22,490	22,702	1.23
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	16,740	16,595	16,740	0.91
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (16)	First Lien Debt	S +	6.00%	10.78%	1/22/2027	1,321	1,307	1,321	0.07
UpStack, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	9,750	9,656	9,750	0.53
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	—	(18)	—	—
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.52%	8/25/2031	225	211	225	0.01
Victors Purchaser, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	5,094	5,045	5,094	0.28
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	—	(6)	—	—
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	C$146	99	101	0.01
								324,592	319,908	17.37
Life Sciences Tools & Services
Model N, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	11,934	11,821	11,934	0.65
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	—	(15)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	—	(16)	—	—
								11,790	11,934	0.65
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	13,394	13,255	13,303	0.72

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	12/30/2026	—	(11)	(9)	(0.00)
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	4,303	4,206	4,288	0.23
Chase Intermediate, LLC	(6) (16)	First Lien Debt	S +	4.75%	9.08%	10/30/2028	—	(8)	—	—
MHE Intermediate Holdings, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	11,731	11,611	11,731	0.64
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	3,636	3,599	3,636	0.20
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.79%	7/21/2027	500	479	500	0.03
								33,131	33,449	1.82
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	7,423	7,205	7,423	0.40
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	1,549	1,525	1,549	0.08
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.11%	12/23/2030	40	26	40	0.00
Vessco Midco Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	11,199	11,093	11,199	0.61
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	983	961	983	0.05
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.11%	7/24/2031	—	(12)	—	—
								20,798	21,194	1.15
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	10,927	10,765	10,594	0.58
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	1,599	1,574	1,550	0.08
Caerus US 1, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.33%	5/25/2029	88	72	52	0.00
								12,411	12,196	0.66%
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (8)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	9,130	9,041	9,130	0.50
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (16)	First Lien Debt	S +	6.25%	11.17%	3/10/2027	—	(12)	—	—
Accordion Partners, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	27,391	27,121	27,121	1.47

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(22)	(22)	(0.00)
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/17/2031	—	(30)	(30)	(0.00)
Ascend Partner Services, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	4,899	4,852	4,899	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	—	(40)	—	—
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	1,010	994	1,010	0.05
Bridgepointe Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	17,057	16,665	16,927	0.92
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	12/31/2027	15,295	14,886	15,158	0.82
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	15,407	15,313	15,407	0.84
Bullhorn, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	1,920	1,909	1,920	0.10
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	—	(5)	—	—
Carr, Riggs and Ingram Capital, LLC	(6) (10)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	4,313	4,270	4,270	0.23
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(11)	(11)	(0.00)
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	125	115	115	0.01
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	24,260	23,968	24,260	1.32
Citrin Cooperman Advisors, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.30%	10/1/2027	15,218	15,003	15,218	0.83
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	13,973	13,907	13,973	0.76
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	—	(9)	—	—
GPS Merger Sub, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	6,786	6,675	6,757	0.37
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	—	(10)	—	—
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.36%	10/2/2029	—	(16)	—	—
IG Investment Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	10,788	10,684	10,684	0.58
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	—	(12)	(12)	(0.00)
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	3,189	3,123	3,173	0.17
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	1,086	1,040	1,067	0.06

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.36%	8/1/2029	—	(17)	(4)	(0.00)
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	5,299	5,224	3,891	0.21
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	1,292	1,272	948	0.05
KWOR Acquisition, Inc.	(6) (13)	First Lien Debt	P +	4.25%	11.75%	12/22/2027	122	121	90	0.00
Project Boost Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.76%	5/2/2029	5,610	5,573	5,610	0.30
Project Boost Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.76%	5/2/2028	176	173	176	0.01
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	2,208	2,186	2,186	0.12
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(11)	(11)	(0.00)
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(6)	(6)	(0.00)
Verdantas, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	16,409	16,179	16,243	0.88
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	693	663	668	0.04
Verdantas, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.45%	5/6/2030	—	(23)	(18)	—
								200,733	200,787	10.90
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	10,893	10,884	10,893	0.59
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	141	141	141	0.01
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	339	338	339	0.02
MRI Software, LLC	(6) (7) (8)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	58,735	58,439	58,694	3.19
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	4	3	4	0.00
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	128	120	126	0.01
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	25,016	24,750	24,718	1.34
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.29%	10/13/2027	5,981	5,915	5,910	0.32
Zarya Intermediate, LLC	(6) (8) (12)	First Lien Debt	S +	6.50%	11.01%	7/1/2027	35,142	35,142	35,107	1.91
Zarya Intermediate, LLC	(6) (8) (12) (16)	First Lien Debt	S +	6.50%	11.01%	7/1/2027	—	—	(4)	(0.00)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								135,732	135,928	7.38
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.08%	4/12/2027	22,389	22,197	22,123	1.20
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	11.08%	4/12/2027	—	(41)	(63)	—
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	5.25%	9.58%	6/21/2029	33,040	32,619	32,918	1.79
Appfire Technologies, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	20,468	20,400	20,468	1.11
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	—	(23)	—	—
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.33%	3/9/2028	12	11	12	0.00
Apryse Software Corp.	(6) (7) (8) (12)	First Lien Debt	S +	5.00%	9.59%	7/15/2027	39,356	39,008	39,308	2.13
Artifact Bidco, Inc.	(6)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	31,700	31,397	31,700	1.72
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	—	(36)	—	—
Artifact Bidco, Inc.	(6) (16)	First Lien Debt	S +	4.50%	8.83%	7/1/2030	—	(51)	—	—
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	22,200	21,989	22,200	1.21
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(49)	—	—
AuditBoard, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(39)	—	—
Bottomline Technologies, Inc.	(6) (9)	First Lien Debt	S +	5.75%	10.32%	5/14/2029	3,656	3,603	3,656	0.20
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.32%	5/15/2028	—	(3)	—	—
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.96%	6/9/2027	39,698	39,511	39,698	2.15
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.96%	6/9/2027	—	(51)	—	0.00
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.50%	10.09%	2/27/2030	2,253	2,207	2,243	0.12
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/27/2030	—	(10)	(5)	(0)
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	2/27/2029	—	(14)	(4)	(0.00)
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	6/28/2029	5,830	5,718	5,830	0.32

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 2.25% PIK)	10.85%	6/28/2029	—	(6)	—	—
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	28,138	27,943	28,138	1.53
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(28)	—	—
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(18)	—	—
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.70%	8/29/2029	19,505	19,120	19,427	1.05
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.70%	8/29/2029	—	(39)	(10)	(0.00)
Everbridge Holdings, LLC	(6) (9)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	39,380	39,194	39,380	2.14
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	4,374	4,337	4,374	0.24
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	—	(21)	—	—
Formstack Acquisition Co	(6) (8)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	10,896	10,749	10,828	0.59
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	1,089	1,053	1,061	0.06
Formstack Acquisition Co	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	219	190	205	0.01
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	10,860	10,576	10,860	0.59
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	5,672	5,483	5,672	0.31
Fullsteam Operations, LLC	(6) (8) (16)	First Lien Debt	S +	8.25%	12.91%	11/27/2029	—	(15)	—	—
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	12,874	12,761	12,874	0.70
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	6,972	6,906	6,970	0.38
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	—	(16)	—	—
GS AcquisitionCo, Inc.	(6) (7) (8)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	74,547	74,178	74,547	4.05
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	15	14	15	0.00
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	—	(13)	—	—
Hootsuite, Inc.	(6) (12)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	22,388	22,077	22,190	1.20

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Hootsuite, Inc.	(6) (12) (16)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	—	(34)	(22)	(0.00)
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	5,323	5,229	5,239	0.28
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	—	(9)	(8)	(0.00)
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	14,329	14,180	14,329	0.78
Kaseya, Inc.	(6) (9)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	220	215	220	0.01
Kaseya, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	10.09%	6/25/2029	216	208	216	0.01
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.11%	6/24/2029	26,300	25,926	26,300	1.43
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	10.11%	6/24/2029	695	686	695	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.11%	6/24/2028	1,333	1,285	1,333	0.07
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	9,091	8,838	8,925	0.48
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	—	(25)	(17)	0.00
Montana Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.36%	7/22/2029	8,511	8,452	8,511	0.46
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.00%	11.50%	7/22/2028	168	163	168	0.01
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	14,483	14,274	14,483	0.79
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	—	(43)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9)	First Lien Debt	S +	4.75%	9.26%	6/11/2029	6,901	6,853	6,857	0.37
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	9.26%	6/11/2029	—	(3)	(3)	(0.00)
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	3,336	3,309	3,307	0.18
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	1,993	1,974	1,968	0.11
Oak Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.83%	4/28/2028	—	(2)	(3)	(0.02)
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	8,394	8,312	8,312	0.45
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	E +	5.25%	8.11%	10/30/2031	€3,090	3,324	3,168	0.17
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	SA +	5.50%	10.20%	10/30/2031	£1,030	1,327	1,277	0.07
Optimizely North America, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	9.36%	10/30/2031	—	(12)	(12)	(0.00)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PDFTron Systems, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.59%	7/15/2026	2,567	2,519	2,557	0.14
Pound Bidco, Inc.	(6) (8) (12)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	22,180	22,008	22,122	1.20
Pound Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	528	528	522	0.03
Pound Bidco, Inc.	(6) (7) (8) (12) (16)	First Lien Debt	S +	6.00%	10.86%	2/1/2027	—	(8)	(3)	(0.00)
Project Leopard Holdings, Inc.	(10) (12)	First Lien Debt	S +	5.25%	9.94%	7/20/2029	6,154	5,840	5,493	0.30
Reorganized Mobileum Acquisition Co, LLC	(6) (8)	First Lien Debt	S +	6.00% (incl. 5.00% PIK)	10.45%	9/11/2029	187	187	187	0.01
Revalize, Inc.	(6) (8)	First Lien Debt	S +	5.75%	10.49%	4/15/2027	19,255	19,205	17,949	0.97
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	10.49%	4/15/2027	51	51	47	0.00
Riskonnect Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	5,679	5,586	5,635	0.31
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	4,187	4,103	4,145	0.23
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.57%	12/7/2028	—	(15)	(7)	(0.00)
Runway Bidco, LLC	(6) (10)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	10,928	10,819	10,819	0.59
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(14)	(13)	(0.00)
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	9.33%	12/17/2031	—	(14)	(13)	(0.00)
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	4/5/2028	21,010	20,782	19,151	1.04
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.00% (incl. 3.75% PIK)	12.34%	4/5/2028	85	49	(249)	(0.01)
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	8,869	8,827	8,822	0.48
Trunk Acquisition, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	742	735	735	0.04
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	2/19/2030	—	(4)	(4)	(0.00)
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	10.48%	2/19/2026	—	(2)	(4)	(0.00)
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	12.25%	4/5/2029	38,689	38,145	38,689	2.10

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

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments
Aerospace & Defense
PCX Holding Corp.	(6) (14) (15)	Common Equity		4/22/2021	6,538	$654	$446	0.02%

Automobile Components
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		06/29/21	8,500	850	1,463	0.08

Commercial Services & Supplies
Encore Holdings, LLC	(6) (14) (15)	Common Equity		11/21/21	3,013	395	1,103	0.06
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/21	1,000,000	1,000	1,470	0.08
Surewerx Topco, LP	(6) (12) (14) (15)	Common Equity		12/28/22	512	512	684	0.04
						1,907	3,257	0.18
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/21	1,383,156	1,379	659	0.04
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		03/12/24	1,666,989	75	83	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity		06/24/22	1,000,000	1,337	980	0.05
						2,791	1,722	0.09
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/01/24	2,748	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity		09/05/24	120	1,180	1,175	0.06
LUV Car Wash	(6) (14) (15)	Common Equity		04/06/22	123	123	83	0.00
						1,303	1,258	0.07
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/24	1,500	150	150	0.01
Food Products

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		03/22/21	17,543	2,013	1,028	0.06

Health Care Providers & Services
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity		12/17/21	165,761	1,220	2,117	0.11
SDB Holdco, LLC	(6) (14) (15)	Common Equity		03/29/24	5,460,555	—	—	—
Suveto Buyer, LLC	(6) (12) (14) (15)	Common Equity		11/19/21	19,257	1,926	1,870	0.10
Vardiman Black Holdings, LLC	(6) (15)	Preferred Equity	6.00% PIK	03/29/24	2,649,446	1,809	923	0.05
						4,955	4,910	0.27
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity		09/01/22	908	25	54	0.00
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity		10/31/22	21,744	277	350	0.02
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity	10.50%	12/21/21	3,250,000	4,402	4,323	0.23
						4,704	4,727	0.26
IT Services
CSC Thrive Holdings, LP (Thrive Networks)	(6) (14) (15)	Common Equity		03/01/21	162,309	421	1,082	0.06
Help HP SCF Investor, LP (Help/Systems)	(12) (14) (15)	Common Equity		05/12/21	9,619,564	12,461	17,193	0.93
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity		03/05/21	1,000,000	1,000	570	0.03
						13,882	18,845	1.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity		02/09/24	67,388	2,981	1,571	0.09
Verdantas, LLC	(6) (14) (15)	Common Equity		05/03/24	4,780	5	6	0.00
Verdantas, LLC	(6) (15)	Preferred Equity	10.00%	05/03/24	473,220	506	572	0.03
						3,492	2,149	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity		10/13/21	1,882,739	1,937	1,770	0.10

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Software
Diligent Corporation	(6) (15)	Preferred Equity	10.50%		04/05/21	5,000	7,037	7,110	0.39
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/23	2,966	100	239	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity	11.75%		06/25/22	2,790	3,668	3,784	0.21
Reorganized Mobileum Grandparent, LLC	(6) (14) (15)	Common Equity			09/12/24	25,375	—	—	—
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00%	12/14/21	2,255	3,196	3,272	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			08/29/23	477,846	621	783	0.04
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50%	07/07/22	1,012,200	1,423	1,478	0.08
							16,045	16,666	0.90
Total Equity Investments							$54,683	$58,391	3.17%
Total Portfolio Investments							$3,813,127	$3,791,494	205.82%

Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund	8,976	8,976	0.49
Cash	63,396	63,396	3.44%
Total Cash and Cash Equivalents	$72,372	$72,372	3.93%
Total Portfolio Investments, Cash and Cash Equivalents	$3,885,499	$3,863,866	209.75%

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

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/1/2026	734	(3)
Vertex Service Partners, LLC	Revolver	11/8/2030	53	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	2,750	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	1,244	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,213	—
Victors Purchaser, LLC	Revolver	8/15/2031	570	—
World Insurance Associates, LLC	Revolver	4/3/2028	1,269	(28)
YI, LLC	Delayed Draw Term Loan	6/1/2025	1,178	—
YI, LLC	Revolver	12/3/2029	883	—
Zarya Intermediate, LLC	Revolver	7/1/2027	3,649	(4)
iCIMS, Inc.	Revolver	8/18/2028	36	—
mPulse Mobile, Inc.	Revolver	12/17/2027	1,734	(22)
Total First Lien Debt Unfunded Commitments			$564,839	$(3,621)
Total Unfunded Commitments			$564,839	$(3,621)

Additional Information

Interest Rate Swaps(a)(b)(c)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Change in Unrealized Appreciation/ (Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	5/17/2029	350,000	445	—	445

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

September 30, 2025

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

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, for the purpose of holding certain investments in portfolio companies made by the Company. The Company’s wholly owned subsidiaries include: DLF CA SPV LLC (“CA SPV”), DLF SPV LLC (“DLF SPV”), DLF Financing SPV LLC (“Financing SPV”), North Haven Private Credit CLO 1 LLC ("CLO 2025-1

Issuer") and DLF Equity Holdings LLC (“Equity Holdings,” and collectively with CA SPV, DLF SPV, Financing SPV and CLO 2025-1 Issuer, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements.

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

Money Market Funds

Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statements of Assets and Liabilities.

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

The Company applies fair value to its investments in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”) issued by the FASB. The Company's Board of Directors (the “Board of Directors” or the “Board”) has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same - to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company’s framework for determining fair value, fair value hierarchies, and the composition of the Company’s portfolio.

Derivative Instruments

Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge certain of the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. Fair value is estimated by discounting remaining payments using applicable current market rates, or market quotes, if available. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain record-keeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so.

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

As of September 30, 2025 and December 31, 2024, the Company had certain investments in four and two portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2025 and December 31, 2024 was $47,551 and $8,117, respectively.

Offering Costs

Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility is presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes or installment debt are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

The minimum distribution requirements applicable to RICs require the Company to distribute to its stockholders at least 90 % of its investment company taxable income (the “ICTI”), as defined by the Code, each year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a distribution declared prior to filing the final tax return related to the year which generated such ICTI.

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.2 % of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the Company accrued $402 and $1,229 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2024, the Company accrued $501 and $1,437 of U.S. federal excise tax, respectively.

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

(3) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.0 % of the Company's average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents.

Pursuant to the Investment Advisory Agreement, the Adviser agreed to irrevocably waive any portion of the Base Management Fee in excess of 0.75 % of the Company's average gross assets calculated in accordance with the Investment Advisory Agreement for the period from January 24, 2024 to January 24, 2025 (the “Waiver Period”).

Base Management Fees waived during the Waiver Period were not subject to recoupment by the Adviser. For services rendered under the Investment Advisory Agreement, the Base Management Fee is payable quarterly in arrears. Base Management Fees for any partial month or quarter will be appropriately pro-rated.

For the three and nine months ended September 30, 2025, Base Management Fees were $9,628 and $28,229, net of waiver, respectively. For the three and nine months ended September 30, 2024, Base Management Fees were and $6,825 and $18,437, net of waiver, respectively. As of September 30, 2025 and December 31, 2024, $9,628 and $7,042, respectively, were payable to the Investment Adviser relating to Base Management Fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.

i.
Incentive Fee Based on Income

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

Pre-incentive fee net investment income in respect of the First Calendar Quarter was compared to a hurdle rate equal to 1.5% (6% annualized), and, if pre-incentive fee net investment income for the First Calendar Quarter exceeded the hurdle rate, the incentive fee would be 100% of pre-incentive fee net investment income until the Adviser has received a “catch up” equal to 17.5%, plus 17.5% of pre-incentive fee net investment income above the catch up.

Commencing with the quarter ending June 30, 2024, pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters is compared to a “Hurdle Rate” equal to the product of (i) the hurdle rate of 1.5% per quarter (6.0% annualized) and (ii) the sum of the Company's net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The incentive fee based on income for each calendar quarter will be determined as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters does not exceed the Hurdle Rate;
•
100% of pre-incentive fee net investment income in respect of the Trailing Twelve Quarters with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.8182% in any calendar quarter (7.2728% annualized). This portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.8182%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 17.5% of the Company's pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.8182% in any calendar quarter; and
•
17.5% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds 1.8182% in any calendar quarter (7.2728% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of the Company's pre-incentive fee net investment income that exceeds the catch-up amount is paid to the Adviser.

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

For the Waiver Period, the Adviser irrevocably waived its right to receive each component of the income incentive fee in excess of amounts calculated as described above using (1) 15% instead of 17.5% and (2) a catch-up amount (as applicable) calculated using 1.7647% in place of 1.8182%. For periods in which the waiver described in this paragraph was in effect for less than a full quarter or calendar year, as applicable, the applicable incentive fee shall be calculated at a weighted rate during the applicable days in such period during the Waiver Period.

For the three and nine months ended September 30, 2025, income based incentive fees were $9,281 and $28,029, net of waiver respectively. For the three and nine months ended September 30, 2024, income based incentive fees were $8,448 and $28,476, net of waiver respectively. As of September 30, 2025 and December 31, 2024, $9,281 and $8,956, respectively, were payable to the Investment Adviser relating to income based incentive fees.

ii.
Incentive Fee Based on Capital Gains

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

For the three and nine months ended September 30, 2025, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and nine months ended September 30, 2024, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2025 and December 31, 2024, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.

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

For the three and nine months ended September 30, 2025, the Company incurred $81 and $228, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2024, the Company incurred $138 and $180, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024 were $133 and $29, respectively.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of September 30, 2025 and December 31, 2024, MS Credit Partners Holdings held approximately 11.2% and 11.0% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,686,876	$3,638,914	96.3%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,757	72,101	1.9	78,803	69,367	1.8
Other Debt Investments	11,566	9,954	0.3	9,755	9,198	0.2
Equity	56,523	54,828	1.5	54,683	58,391	1.5
Total	$3,837,722	$3,775,797	100.0%	$3,813,127	$3,791,494	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	2.3%	2.2%
Air Freight & Logistics	0.4	0.3
Automobile Components	3.1	3.0
Automobiles	3.7	3.6
Beverages	0.1	—
Biotechnology	—	0.7
Building Products	0.4	0.4
Chemicals	0.5	0.5
Commercial Services & Supplies	9.4	9.1
Construction & Engineering	2.2	2.0
Consumer Staples Distribution & Retail	0.8	0.7
Containers & Packaging	1.2	1.2
Distributors	2.0	2.3
Diversified Consumer Services	4.9	4.7
Electrical Equipment	0.3	0.1
Electronic Equipment, Instruments & Components	2.3	2.1
Financial Services	3.4	2.5
Food Products	1.3	2.0
Ground Transportation	1.0	0.6
Health Care Equipment & Supplies	0.3	0.6
Health Care Providers & Services	5.0	5.0
Health Care Technology	1.6	1.6
Industrial Conglomerates	1.6	1.2
Insurance Services	10.2	12.0
Interactive Media & Services	2.1	2.6
IT Services	8.6	8.9
Life Sciences Tools & Services	0.3	0.3
Machinery	1.1	0.9
Multi-Utilities	0.6	0.6
Pharmaceuticals	0.6	0.3
Professional Services	5.2	5.4
Real Estate Management & Development	3.7	3.6
Software	19.5	18.9
Wireless Telecommunication Services	0.3	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
Australia	$12,976	$13,147	0.3%	$8,798	$8,970	0.2%
Canada	126,977	127,843	3.4	153,734	154,953	4.1
United Kingdom	12,807	12,918	0.3	12,411	12,196	0.3
United States	3,684,962	3,621,889	96.0	3,638,184	3,615,375	95.4
Total	$3,837,722	$3,775,797	100.0%	$3,813,127	$3,791,494	100.0%

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

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;

•
Each quarter, the Company's audit committee (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$20,450	$3,618,464	$3,638,914	$—	$51,329	$3,603,209	$3,654,538
Second Lien Debt	—	22,504	49,597	72,101	—	36,016	33,351	69,367
Other Debt Investments	—	—	9,954	9,954	—	—	9,198	9,198
Equity	—	—	38,844	38,844	—	—	41,198	41,198
Subtotal	$—	$42,954	$3,716,859	$3,759,813	$—	$87,345	$3,686,956	$3,774,301
Investment measured at net asset value(1)				15,984				17,193
Total Investments				$3,775,797				$3,791,494
Cash and cash equivalents	$65,472	$—	$—	$65,472	$63,396	$—	$—	$63,396
Unaffiliated money market fund	$10,051	$—	$—	$10,051	$8,976	$—	$—	$8,976

(1)
The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,630,247	$49,743	$9,773	$37,172	$3,726,935
Purchases of investments(1)	196,970	—	—	1,584	198,554
Proceeds from principal repayments and sales of investments(2)	(200,094)	—	—	(349)	(200,443)
Accretion of discount/amortization of premium	4,045	30	6	—	4,081
Payment-in-kind	3,158	289	279	598	4,324
Net change in unrealized appreciation (depreciation)	(15,841)	(465)	(104)	(204)	(16,614)
Net realized gains (losses)	(21)	—	—	43	22
Transfers into/(out) of Level 3(3)	—	—	—	—	—
Fair value, end of period	$3,618,464	$49,597	$9,954	$38,844	$3,716,859
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(15,169)	$(465)	$(104)	$(204)	$(15,942)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,603,209	$33,351	$9,198	$41,198	$3,686,956
Purchases of investments(1)	606,319	3,064	1,021	2,738	613,142
Proceeds from principal repayments and sales of investments(2)	(610,206)	—	—	(4,498)	(614,704)
Accretion of discount/amortization of premium	12,073	79	16	—	12,168
Payment-in-kind	10,177	804	772	1,625	13,378
Net change in unrealized appreciation (depreciation)	(31,910)	(1,278)	(1,053)	(4,194)	(38,435)
Net realized gains (losses)	(1,366)	—	—	1,975	609
Transfers into/(out) of Level 3(3)	30,168	13,577	—	—	43,745
Fair value, end of period	$3,618,464	$49,597	$9,954	$38,844	$3,716,859

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$(29,045)	$(1,278)	$(1,053)	$(2,824)	$(34,200)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,319,052	$67,286	$8,467	$41,505	$3,436,310
Purchases of investments(1)	374,998	—	—	1,222	376,220
Proceeds from principal repayments and sales of investments(2)	(232,124)	(19,000)	—	(1,481)	(252,605)
Accretion of discount/amortization of premium	4,355	272	5	—	4,632
Payment-in-kind	1,902	238	222	274	2,636
Net change in unrealized appreciation (depreciation)	(2,760)	9,875	115	(1,721)	5,509
Net realized gains (losses)	(219)	(10,505)	—	(244)	(10,968)
Transfers into/(out) of Level 3(3)	—	—	—	—	—
Fair value, end of period	$3,465,204	$48,166	$8,809	$39,555	$3,561,734
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(2,555)	$(399)	$115	$(1,003)	$(3,842)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$2,979,870	$96,848	$2,064	$38,572	$3,117,354
Purchases of investments(1)	1,035,811	836	5,770	3,738	1,046,155
Proceeds from principal repayments and sales of investments(2)	(569,419)	(44,229)	—	(1,481)	(615,129)
Accretion of discount/amortization of premium	11,099	698	11	—	11,808
Payment-in-kind	6,479	604	336	1,555	8,974
Net change in unrealized appreciation (depreciation)	8,261	3,914	628	(2,585)	10,218
Net realized gains (losses)	(4,969)	(10,505)	—	(244)	(15,718)
Transfers into/(out) of Level 3(3)	(1,928)	—	—	—	(1,928)
Fair value, end of period	$3,465,204	$48,166	$8,809	$39,555	$3,561,734
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$4,396	$(612)	$628	$(2,151)	$2,261

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

	September 30, 2025
				Range(1)
Asset Category	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,593,254	Yield Analysis	Discount Rate	6.77%	29.40%	9.56%
	25,210	Market Approach	EBITDA Multiple	7.50x	10.00x	8.65x
Investments in second lien debt	46,451	Yield Analysis	Discount Rate	10.02%	21.43%	18.85%
	3,146	Market Approach	EBITDA Multiple			8.25x
Investments in other securities:
Other debt investments	8,868	Yield Analysis	Discount Rate	14.45%	15.20%	14.62%
	1,086	Market Approach	EBITDA Multiple	8.25x	9.00x	8.25x
Preferred equity	19,310	Income Approach	Discount Rate	11.59%	15.66%	12.72%
	4,028	Market Approach	EBITDA Multiple	8.25x	15.43x	13.36x
Common equity	12,108	Market Approach	EBITDA Multiple	1.50x	24.60x	11.59x
	3,398	Market Approach	Revenue Multiple	3.30x	22.25x	10.65x
Total Investments	$3,716,859

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2025, two preferred equity positions with a combined fair value of $2.8 million transitioned from an income approach to a market approach valuation technique, three debt investments with a combined fair value of $25.2 million transitioned from a yield analysis to market approach valuation technique, and one debt investment with a fair value of $0.2 million transitioned from market approach to yield analysis valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
				Range(1)
Asset Category	Fair Value	Valuation Technique(2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,597,236	Yield Analysis	Discount Rate	8.05%	34.06%	10.31%
	5,973	Market Approach	EBITDA Multiple			6.50x
Investments in second lien debt	33,351	Yield Analysis	Discount Rate	10.18%	16.41%	15.09%
Investments in other securities
Other debt investments	8,313	Yield Analysis	Discount Rate	9.42%	14.90%	10.74%
	885	Market Approach	EBITDA Multiple			9.00x
Preferred equity	22,694	Income Approach	Discount Rate	12.15%	17.50%	13.71%
	923	Market Approach	EBITDA Multiple			8.50x
Common equity	14,442	Market Approach	EBITDA Multiple	3.90x	18.70x	13.47x
	3,139	Market Approach	Revenue Multiple	7.60x	12.70x	8.80x
Total Investments	$3,686,956

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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company. The fair value of the Company’s credit facilities, CLO 2025-1 Issued Debt (as defined below), 2025 Notes, 2029 Notes and 2030 Notes (each as defined in Note 6) is estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$351,000	$351,000	$316,000	$316,000
Truist Credit Facility	3	293,120	293,120	617,401	617,401
CLO 2025-1 Issued Debt(1)	3	306,196	309,000	—	—
2027 Notes(2)	2	423,171	423,895	422,174	418,370
2025 Notes(2)	3	—	—	274,144	275,000
2029 Notes(2)(3)	3	351,822	357,462	343,760	350,455
2030 Notes(2)(3)	3	347,091	354,581	—	—
Total		$2,072,400	$2,089,059	$1,973,479	$1,977,226

(1)
As of September 30, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,804 and $0, respectively.
(2)
As of September 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,537, $0, $2,823 and $4,016 and unamortized original issuance discount of $292, $0, $2,817 and $3,475, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(3)
Inclusive of change in fair market value of effective hedge.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows.

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	293,120	1,147,105	1,300,000	617,401	680,770
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	—	—	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)(4)	—	—	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	—	—	—
Total	$3,484,000	$2,078,120	$1,396,105	$2,950,000	$1,983,401	$964,770

(1)
As of September 30, 2025 and December 31, 2024, a letter of credit of $9,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of September 30, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,804 and $0, respectively.
(3)
As of September 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,537, $0, $2,823 and $4,016 and unamortized original issuance discount of $292, $0, $2,817 and $3,475, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(4)
The 2025 Notes were redeemed on June 16, 2025.

The Company's summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Combined weighted average interest rate (1)	5.85%	6.45%	5.96%	6.56%
Combined weighted average effective interest rate (2)	6.32%	6.89%	6.40%	7.00%
Combined weighted average debt outstanding	$2,021,437	$1,799,879	$2,032,797	$1,614,402

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

BNP Funding Facility

On October 14, 2020, Financing SPV entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of September 30, 2025, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 1.95% and, after the reinvestment period, 2.45%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027, and the facility has a final maturity date of August 21, 2029.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$5,727	$4,137	$16,170	$15,382
Facility unused commitment fees	323	736	1,258	1,523
Amortization of deferred financing costs	416	346	1,225	1,173
Total	$6,466	$5,219	$18,653	$18,078
Weighted average interest rate	6.55%	7.90%	6.56%	8.10%
Weighted average effective interest rate	7.02%	8.56%	7.06%	8.75%
Weighted average outstanding balance	$342,250	$204,957	$324,846	$249,387

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of September 30, 2025, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

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

The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$8,047	$10,182	$27,273	$27,342
Facility unused commitment fees	882	741	2,324	2,156
Amortization of deferred financing costs	651	524	1,853	1,553
Total	$9,580	$11,447	$31,450	$31,051
Weighted average interest rate	6.21%	7.31%	6.24%	7.33%
Weighted average effective interest rate	6.71%	7.69%	6.66%	7.78%
Weighted average outstanding balance	$507,165	$544,923	$576,812	$490,015

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

The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$4,781	$4,781	$14,344	$14,344
Accretion of original issuance discount	54	53	160	159
Amortization of debt issuance costs	536	283	1,096	851
Total	$5,371	$5,117	$15,600	$15,354
Stated interest rate	4.50%	4.50%	4.50%	4.50%
Weighted average effective interest rate	4.95%	4.71%	4.84%	4.76%

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

The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$—	$5,191	$9,516	$15,572
Amortization of debt issuance costs	—	305	605	910
Total	$—	$5,496	$10,121	$16,482
Stated interest rate	—%	7.55%	7.55%	7.55%
Weighted average effective interest rate	—%	7.82%	7.98%	7.90%

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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended September 30, 2025. For the three and nine months ended September 30, 2025, the Company made payments of $6,054 and $6,054, respectively. The swap adjusted interest expense is included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $7,483. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “other assets” on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest and other “financing expenses” on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$5,699	$5,381	$16,647	$8,012
Accretion of original issuance discount	196	197	581	293
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	21	(26)	(30)	(33)
Amortization of debt issuance costs	203	322	777	480
Total	$6,119	$5,874	$17,975	$8,752
Stated interest rate	6.15%	6.15%	6.15%	6.15%
Weighted average effective interest rate	6.82%	6.57%	6.78%	6.57%

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

In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the three and nine months ended September 30, 2025, the Company paid no periodic payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of September 30, 2025, the interest rate swaps had a fair value of $4,580. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair value of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$5,250	$—	$7,700	$—
Accretion of original issuance discount	189	—	277	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	11	—	2	—
Amortization of debt issuance costs	208	—	300	—
Total	$5,658	$—	$8,279	$—
Stated interest rate	6.00%	—%	6.00%	—%
Weighted average effective interest rate	6.31%	—%	6.31%	—%

Debt Securitization

The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.

CLO 2025-1 Notes

On September 17, 2025 (the "Closing Date"), CLO 2025-1 Issuer completed a $401.2 million term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the 2025-1 Debt Securitization (collectively, the “CLO 2025-1 Notes”) were issued by CLO 2025-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company.

The 2025-1 Debt Securitization is backed by a diversified portfolio of senior secured loans. Through October 20, 2029, all principal collections received on the underlying collateral may be used by 2025-1 CLO Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral servicer of 2025-1 CLO Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025-1 Debt Securitization. The Class A-1, Class A-2. Class B, Class C and Class D Notes (together, the "Secured Notes") and Class A-1 Loan (the "Secured Loan") are due, or mature on, October 20, 2037. The subordinated notes are due in October 2125.

As of September 30, 2025, there were 103 portfolio companies with a total fair value of $397,928 securing the CLO 2025-1 Debt The pool of loans in the 2025-1 Debt Securitization must meet certain requirements, set forth in the documents governing the 2025-1 Debt Securitization.

Under the terms of the loan sale agreement entered into upon the Closing Date (the “Master Loan Sale Agreement”) that provided for the sale of assets on the Closing Date, the Company sold and/or contributed to CLO 2025-1 the remainder of its ownership interest in the portfolio company investments securing the 2025-1 Debt Securitization for the purchase price and other consideration set forth in the Master Loan Sale Agreement. Following this transfer, CLO 2025-1, and not the Company, holds all of the ownership interest in such portfolio company investments. The Company made customary representations, warranties and covenants in these loan sale agreements.

The following table presents information on the CLO 2025-1 Debt incurred in the 2025-1 Debt Securitization:

		September 30, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1	Senior Secured Floating Rate	182,000	S + 1.54%	AAA
Class A-1 Loan	Senior Secured Floating Rate	50,000	S + 1.54%	AAA
Class A-2	Senior Secured Floating Rate	16,000	S + 1.70%	AAA
Class B	Senior Secured Floating Rate	24,000	S + 1.90%	AA
Class C	Secured Deferrable Floating Rate	32,000	S + 2.40%	A
Class D(1)	Secured Deferrable Floating Rate	24,000	S + 3.55%	BBB-
Total CLO 2025-1 Senior Secured Debt		328,000
Subordinated Notes(2)		73,200	None	Not Rated
Total CLO 2025-1 Debt		401,200
(1)
The Company retained $19.0 million of the Class D Notes.
(2)
The Company retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization which are eliminated in consolidation.

The summary information of the CLO 2025-1 Issued Debt is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$701	$—	$701	$—
Amortization of debt issuance costs	8	—	8	—
Total	$709	$—	$709	$—
Stated interest rate	5.83%	—%	5.83%	—%
Weighted average effective interest rate	5.90%	—%	5.90%	—%

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $519,349 and $564,839 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS

Equity

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2025	December 31, 2024
Total distributable earnings (loss), beginning of period	$29,624	$8,459
Net investment income (loss) after taxes	133,615	220,235
Net realized gain (loss)	666	(16,467)
Net unrealized appreciation (depreciation)	(40,914)	11,796
Dividends declared	(130,897)	(195,729)
Tax reclassification of stockholders’ equity	—	1,330
Total distributable earnings (loss), end of period	$(7,906)	$29,624

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

For the three and nine months ended September 30, 2025, there were no shares issued through ATM offerings.

Distributions

The Company adopted an “opt out” DRIP on January 26, 2024 as further amended and restated effective December 7, 2024 (the "DRIP"). As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.

The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the nine months ended September 30, 2025 and September 30, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the nine months ended September 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(2)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(2)
August 05, 2025	September 30, 2025	October 24, 2025	0.50	434,456	(2)
			$1.50	1,273,503
For the nine months ended September 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(2)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(1)(2)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
			$1.60	1,723,988

(1)
Represents a special distribution declared by the Board on January 11, 2024.
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

The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the nine months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
Total Repurchases	1,699,876		1,699,876

* Purchased under the Original Company 10b5-1 Plan

The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan during the nine months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - June 30, 2024	—	$—	—	$100.0
July 1 - July 31, 2024	39,344	19.99	39,344	99.2
August 1 - August 31, 2024	217,796	20.10	217,796	94.8
September 1 - September 30, 2024	172,513	20.04	172,513	91.4
Total Repurchases	429,653		429,653

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator—net increase/(decrease) in net assets resulting from operations	$27,601	$53,206	$93,367	$163,935
Denominator—weighted average shares outstanding	86,844,648	89,264,686	87,476,954	88,633,994
Basic and diluted earnings (loss) per share	$0.32	$0.60	$1.07	$1.85

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share Data:(1)
Net asset value, beginning of period	$20.81	$20.67
Net investment income (loss)	1.53	1.91
Net unrealized and realized gain (loss)(2)	(0.43)	(0.07)
Net increase (decrease) in net assets resulting from operations	1.10	1.84
Dividends declared	(1.50)	(1.60)
Issuance of common stock, net of underwriting and offering costs	—	(0.08)
Total increase (decrease) in net assets	(0.40)	0.16
Net asset value, end of period	$20.41	$20.83
Per share market value, end of period	16.08	19.78
Shares outstanding, end of period	86,811,212	89,008,972
Weighted average shares outstanding	87,476,954	88,633,994
Total return based on net asset value(3)	6.18%	9.00%
Total return based on market value(4)	(15.74)%	3.51%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,771,611	$1,853,722
Ratio of net expenses to average net assets(5)	11.72%	9.77%
Ratio of expenses before waivers to average net assets(5)	11.79%	10.56%
Ratio of net investment income to average net assets(5)	10.30%	12.65%
Asset coverage ratio(6)	185.00%	200.03%
Portfolio turnover rate	16.06%	17.97%

(1)
The per share data was derived by using the weighted average shares outstanding during the period, except otherwise noted.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated assuming a purchase of Common Stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.
(4)
Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP. For the nine months ended September 30, 2024, the beginning market value per share is based on the initial public offering price of $20.67 per share and not annualized.
(5)
Amounts are annualized except for incentive fees, organization and offering costs and other expenses for which expense support was provided, as applicable.
(6)
Effective December 17, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to December 17, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11) SENIOR SECURITIES

The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
CLO 2025-1 Notes
September 30, 2025 (unaudited)	$309,000	1,850	—	N/A(4)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
September 30, 2025 (unaudited)	$425,000	1,850	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
September 30, 2025 (unaudited)	$350,000	1,850	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
September 30, 2025 (unaudited)	$350,000	1,850	—	N/A(4)
Truist Credit Facility
September 30, 2025 (unaudited)	$293,120	1,850	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
September 30, 2025 (unaudited)	$351,000	1,850	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
December 31, 2019	$—	—	—	N/A(4)

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)
The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “ - ” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)
Not applicable because the senior securities are not registered for public trading on a stock exchange.

(12) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

On November 4, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around January 23, 2026 to shareholders of record as of December 31, 2025.

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
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to maintain our qualification as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
costs of any other offerings of our common stock, par value $0.001 ("Common Stock") and other securities;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out of pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies (including, without limitation, any reverse termination fees and any liquidated damage and any costs related to broken deals) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
base management fee and any incentive fees payable under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, making or holding investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments;
•
transfer agent and custodial fees;
•
costs of derivatives and hedging;
•
commissions and other compensation payable to brokers or dealers;
•
any stock exchange listing fees and fees payable to rating agencies;
•
cost of effecting any sales and repurchases of our Common Stock and other securities;
•
federal and state registration fees;
•
U.S. federal, state and local taxes, including any excise taxes;
•
independent director fees and expenses;
•
costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of Sarbanes-Oxley Act compliance and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings, and costs and expenses of preparation for the foregoing and related matters;
•
the costs of specialty and custom software for monitoring risk, compliance and overall investments;
•
fees and expenses associated with marketing efforts;
•
any fidelity bond required by applicable law;
•
any necessary insurance premiums;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,686,876	$3,638,914	96.3%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	82,757	72,101	1.9%	78,803	69,367	1.8
Other Debt Investments	11,566	9,954	0.3%	9,755	9,198	0.2
Equity	56,523	54,828	1.5%	54,683	58,391	1.5
Total	$3,837,722	$3,775,797	100.0%	$3,813,127	$3,791,494	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	218	208
Number of new investment commitments in portfolio companies	27	60
Number of portfolio companies exited or fully repaid	17	24
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.7%	10.4%
Weighted average yield on debt and income producing investments, at fair value(3)	9.9%	10.5%
Weighted average yield on total portfolio, at cost(4)	9.7%	10.3%
Weighted average yield on total portfolio, at fair value(4)	9.8%	10.4%
Weighted average 12-month EBITDA	$149.0	$147.7
Median 12-month EBITDA	86.5	86.3
Weighted average net leverage through tranche(5)	5.9x	5.8x
Weighted average interest coverage(6)	1.7x	1.6x
Weighted average loan to value(7)	40.0%	39.7%
Percentage of debt investments with one or more financial covenants	59.1%	64.6%
Percentage of our debt investments that are sponsor backed	99.1%	99.7%
Percentage of loans and other debt in support of LBOs and acquisitions	69.4%	69.2%
Percentage of our debt portfolio subject to business cycle volatility	4.6%	4.8%
Average position size of our investments	$17.3	$18.2

1 Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender, weighted average interest coverage and weighted average loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.

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

4 Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

5 Net leverage is calculated as the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.

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

7 Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2025	September 30, 2024
New investments committed
Gross principal balance(1)	$183,049	$455,365
Less: Syndications	—	—
Net new investments committed	$183,049	$455,365
Investments, at cost
Investments, beginning of period	$3,831,207	$3,542,035
New investments purchased	197,953	377,019
Net accretion of discount on investments	4,115	4,660
Payment-in-kind	4,323	2,760
Net realized gain (loss) on investments	22	(10,965)
Investments sold or repaid	(199,898)	(252,891)
Investments, end of period	$3,837,722	$3,662,618
Amount of investments funded, at principal
First lien debt investments	$198,703	$379,451
Equity(2)	983	1,222
Total	$199,686	$380,673
Amount of investments sold/fully repaid, at principal
First lien debt investments	$184,771	$220,537
Second lien debt investments	—	19,000
Equity(2)	—	1,481
Total	$184,771	$241,018

(1)
Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)
Represents dollar amount of other investments funded.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance, and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$62,631	1.7%
Risk rating 2	3,660,961	96.9	3,662,337	96.6
Risk rating 3	92,819	2.5	61,597	1.6
Risk rating 4	22,017	0.6	4,929	0.1
Total	$3,775,797	100.0%	$3,791,494	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,790,171	98.8%	$3,805,010	99.8%
Non-accrual	47,551	1.2	8,117	0.2
Total	$3,837,722	100.0%	$3,813,127	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$99,722	$109,752	$300,690	$313,041
Less: Net expenses	55,590	50,522	165,846	142,103
Net investment income (loss) before taxes	44,132	59,230	134,844	170,938
Less: Excise tax expense	402	501	1,229	1,437
Net investment income (loss) after taxes	43,730	58,729	133,615	169,501
Net realized gain (loss)	26	(10,965)	666	(16,482)
Net change in unrealized appreciation (depreciation)	(16,155)	5,442	(40,914)	10,916
Net increase (decrease) in net assets resulting from operations	$27,601	$53,206	$93,367	$163,935

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$93,513	$105,129	$282,277	$298,832
Payment-in-kind income	4,057	2,150	12,147	7,644
Dividend income	685	670	1,929	1,881
Other income	1,467	1,803	4,337	4,684
Total investment income	$99,722	$109,752	$300,690	$313,041

In the table above, total investment income decreased from $109,752 for the three months ended September 30, 2024 to $99,722 for the three months ended September 30, 2025 and from $313,041 for the nine months ended September 30, 2024 to $300,690 for the nine months ended September 30, 2025. The decrease was primarily driven by declining base rates and repricing on our existing portfolio which impacted our weighted average yield. Our weighted average yield at cost decreased to 9.7% as of September 30, 2025 from 11.0% as of September 30, 2024.

Additionally, for the three and nine months ended September 30, 2025, we recorded $1,560 and $5,009, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $2,104 and $4,555, respectively, for the same periods in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Interest and other financing expenses	$33,903	$33,153	$102,788	$89,715
Management fees	9,628	9,100	28,870	25,969
Income based incentive fees	9,281	10,128	28,404	33,018
Professional fees	2,530	1,708	5,836	4,612
Directors’ fees	129	130	388	404
Administrative service fees	81	138	228	180
General and other expenses	38	120	348	279
Total expenses	55,590	54,477	166,862	154,177
Management fees waiver	—	(2,275)	(641)	(7,532)
Incentive fees waiver	—	(1,680)	(375)	(4,542)
Net expenses	$55,590	$50,522	$165,846	$142,103
Excise tax expense	$402	$501	$1,229	$1,437

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased to $33,903 for the three months ended September 30, 2025 from $33,153 for the three months ended September 30, 2024 and to $102,788 for the nine months ended September 30, 2025 from $89,715 for the nine months ended September 30, 2024. The increase was primarily due to higher average borrowings outstanding for the three and nine months ended September 30, 2025. For the three months ended September 30, 2025 and September 30, 2024, average borrowings outstanding were $2,021,437 and $1,799,879, respectively, which were offset by the reduction of our average interest rate which decreased from 6.45% to 5.85%, for the three months ended September 30, 2024 and September 30, 2025, respectively. For the nine months ended September 30, 2025 and September 30, 2024, average borrowings outstanding were $2,032,797 and $1,614,402, respectively, which was offset by the reduction of our average interest rate which decreased from 6.56% to 5.96%, for the nine months ended September 30, 2024 and September 30, 2025, respectively.

Management Fees

Base management fees, net of waiver, were $9,628 and $28,229 for the three and nine months ended September 30, 2025 and $6,825 and $18,437 for the three and nine months ended September 30, 2024, respectively. The increase was primarily due to an increase in average gross assets. In addition, the management fee waiver expired on January 24, 2025.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $9,281 and $28,029 for the three and nine months ended September 30, 2025 and $8,448 and $28,476 for the three and nine months ended September 30, 2024, respectively. In addition, the incentive fee waiver expired on January 24, 2025.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$22	$(10,965)	$609	$(16,482)
Foreign currency and other transactions	4	—	57	—
Net realized gain (loss)	26	(10,965)	666	(16,482)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(16,131)	5,442	(40,990)	10,916
Foreign currency translations and other transactions	(24)	—	76	—
Net unrealized appreciation (depreciation)	(16,155)	5,442	(40,914)	10,916
Net realized and unrealized gains (losses)	$(16,129)	$(5,523)	$(40,248)	$(5,566)

For the three and nine months ended September 30, 2025, net realized gains were $26 and $666, respectively. For the three and nine months ended September 30, 2024, net realized losses were $10,965 and $16,482, respectively, which was primarily due to the restructuring of certain portfolio companies.

For the three months and nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $16,131 and $40,990, respectively, was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and nine months ended September 30, 2024, net change in unrealized appreciation on our investments of $5,442 and $10,916 was primarily driven by changes in spreads in the primary and secondary markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facilities, net proceeds of our unsecured debt issuances and debt securitizations and through cash flows from operations, including investment sales and repayments as well as income earned on investments. Details of our credit facilities, unsecured debt issuances and debt securitizations are described in “—Debt” below. We may, from time to time enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2025, we had approximately $71,703 of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $249,000 and $1,147,105 of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $519,349.

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

For the three and nine months ended September 30, 2025 and September 30, 2024, there were no shares issued through ATM offerings.

Distributions and Dividend Reinvestment

We adopted an “opt out” DRIP effective as of January 26, 2024, which was later amended effective as of December 7, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 and September 30, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the nine months ended September 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(2)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(2)
August 5, 2025	September 30, 2025	October 24, 2025	0.50	434,456	(2)
Total Distributions			$1.50	1,273,503
For the nine months ended September 30, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,638	(2)
January 11, 2024	August 5, 2024	October 25, 2024	0.10	111,159	(1)(2)
August 6, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(2)
Total Distributions			$1.60	1,723,989

(1)
Represents a special distribution declared by the Board on January 11, 2024.
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

The following table summarizes the shares repurchased under our Original Company 10b5-1 Plan and Amended and Restated Company 10b5-1 Plan during the nine months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
Total Repurchases	1,699,876		1,699,876

* Purchased under the Original Company 10b5-1 Plan

The following table summarizes the shares repurchased under our Original Company 10b5-1 Plan during the nine months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - June 30, 2024	—	$—	—	$100.0
July 1 - July 31, 2024	39,344	19.99	39,344	99.2
August 1 - August 31, 2024	217,796	20.10	217,796	94.8
September 1 - September 30, 2024	172,513	20.04	172,513	91.4
Total Repurchases	429,653		429,653

Debt

Our outstanding debt obligations were as follows (each as defined in Note 6. "Debt" in the notes to the accompanying consolidated financial statements):

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	293,120	1,147,105	1,300,000	617,401	680,770
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	—	—	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)(4)	—	—	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	—	—	—
Total	$3,484,000	$2,078,120	$1,396,105	$2,950,000	$1,983,401	$964,770

(1)
As of September 30, 2025 and December 31, 2024, a letter of credit of $9,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of September 30, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,804 and $0, respectively.
(3)
As of September 30, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,537, $0, $2,823 and $4,016 and unamortized original issuance discount of $292, $0, $2,817 and $3,475, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(4)
The 2025 Notes were redeemed on June 16, 2025.

For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

On November 4, 2025, the Board declared a distribution of $0.50 per share, which is payable on or around January 23, 2026 to shareholders of record as of December 31, 2025.

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

•
the Investment Advisory Agreement; and
•
the Administration Agreement

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$112,847	$(40,324)	$72,523
Up 200 basis points	$75,231	$(26,882)	$48,349
Up 100 basis points	$37,616	$(13,441)	$24,175
Up 25 basis points	$9,404	$(3,360)	$6,044
Down 25 basis points	$(9,404)	$3,360	$(6,044)
Down 100 basis points	$(37,616)	$13,441	$(24,175)
Down 200 basis points	$(75,231)	$26,882	$(48,349)
Down 300 basis points	$(112,847)	$40,324	$(72,523)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed below and previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

We are subject to risks associated with any collateralized loan obligations, or CLOs, we enter into to finance our investments.

We have in the past and may in the future enter into CLOs through a direct or indirect subsidiary of ours (any such subsidiary, an “MS Issuer”). As a result of these CLOs, including the 2025-1 Debt Securitization (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), we are subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In a CLO transaction, institutional investors purchase the notes issued by an MS Issuer in a private placement, while we retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.

In connection with the 2025-1 Debt Securitization (and any other CLO we may form in the future), we depend (or will depend) in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be, and in connection with the 2025-1 Debt Securitization is, subject to various limitations, including the terms and covenants of the debt it issues. The Subordinated Notes and that portion of the Class D Notes (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements) issued by North Haven Private Credit CLO 1 LLC (“CLO 2025-1 Issuer”) and retained by us are the most junior classes of notes issued by CLO 2025-1 Issuer, are subordinated in priority of payment to the other CLO 2025-1 Debt (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements) issued by CLO 2025-1 Issuer and are subject to certain payment restrictions set forth in the indenture governing the CLO 2025-1 Senior Secured Notes (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements) and Subordinated Notes issued by CLO 2025-1 Issuer. Therefore, we only receive cash distributions on the Subordinated Notes and those Class D Notes retained by us if CLO 2025-1 Issuer has made all cash interest payments to all other CLO 2025-1 Senior Secured Notes it has issued.

Also, a CLO may take actions to retain cash or other assets to satisfy asset coverage requirements or other tests commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. With respect to the 2025-1 Debt Securitization, if CLO 2025-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2025-1 Debt Securitization, cash would be diverted from the Subordinated Notes and/or Class D Notes that we hold to first pay the more senior CLO 2025-1 Notes issued by CLO 2025-1 Issuer in amounts sufficient to cause such tests to be satisfied. If we do not receive cash flow from any such CLO, including in connection with the 2025-1 Debt Securitization, that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower or increases in defaults, among other things, may result in a reduction of earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, including, with respect to the 2025-1 Debt Securitization, the value of the portfolio of loan investments held by CLO 2025-1 Issuer, such losses will be borne first by us as owner of equity interests in the CLO and, in the case of the 2025-1 Debt Securitization, the value of the Subordinated Notes that we have retained could be reduced at their redemption and could not be paid in full or at all.

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

On February 27, 2025, the Board authorized an amended and restated share repurchase plan (or the "Amended and Restated Company 10b5-1 Plan"). Under the Amended and Restated Company 10b5-1 Plan, the Company may acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The following table summarizes the shares repurchased under the Original Company 10b5-1 Plan and the Amended and Restated Company 10b5-1 Plan during the nine months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025*	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025*	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
Total Repurchases	1,699,876		1,699,876

* Purchased under the Original Company 10b5-1 Plan

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
10.1

Indenture and Security Agreement dated as of September 17, 2025 by and between North Haven Private Credit CLO 1 LLC, as Issuer, and U.S. Bank Trust Company, National Association, as Collateral Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.2

Purchase and Placement Agreement dated as of September 17, 2025 by and between North Haven Private Credit CLO 1 LLC, as Issuer, BNP Paribas Securities Corp. and Morgan Stanley & Co. LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.3

Collateral Servicing Agreement dated as of September 17, 2025 by and between North Haven Private Credit Fund CLO 1 LLC, as Issuer, and Morgan Stanley Direct Lending Fund, as Collateral Servicer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.4

Master Loan Sale Agreement dated as of September 17, 2025 among Morgan Stanley Direct Lending Fund, as the Transferor and North Haven Private Credit CLO 1 LLC, as the 2025 Issuer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.5

Class A-1 Credit Agreement dated as of September 17, 2025 among North Haven Private Credit CLO 1 LLC, as Borrower, and U.S. Bank Trust Company, National Association, as Loan Agent and as Collateral Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.6

Amendment No. 6 to Revolving Credit and Security Agreement, dated as of September 24, 2025, by and among DLF LLC, as borrower, Morgan Stanley Direct Lending Fund, as the Equityholder and the Servicer, the Lenders party thereto, U.S. Bank Trust Company, National Association, as Collateral Agent, and BNP Paribas, as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 29, 2025 (File No. 814-01332)).

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

Dated: November 6, 2025	Morgan Stanley Direct Lending Fund
	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)