Form 10-K
period 2025-12-31
Morgan Stanley Direct Lending Fund
filed 2026-02-26
CIK 1782524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Company's common stock, par value $0.001 per share (“Common Stock”) held by non-affiliates of the Registrant was $1,628 million.

The number of shares of the registrant’s Common Stock outstanding at February 25, 2026 was 85,626,805.

Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the term “MS Private Credit” refers to the North America private credit strategies within the private credit platform of IM;
•
the terms “Adviser” or “Investment Adviser” refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “Administrator” refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term “MS BDCs” refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term “Common Stock” refers to our common stock, par value $0.001 per share; and
•
references to “this Form 10-K” and “this report” are to this Annual Report on Form 10-K for the year ended December 31, 2025.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
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
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

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

Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

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

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

On January 26, 2024, we closed our initial public offering (“IPO”), issuing 5,000,000 shares of our Common Stock at a public offering price of $20.67 per share. Net of underwriting fees, we received net cash proceeds, before offering expenses, of approximately $97.1 million. Our Common Stock began trading on The New York Stock Exchange (“NYSE”) under the symbol “MSDL” on January 24, 2024.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our stockholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated November 25, 2019, between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently renewed by our Board of Directors (the “Board” or the “Board of Directors”) in August 2025.

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

Investments

As of December 31, 2025, we had investments in 227 portfolio companies across 35 industries. Based on fair value as of December 31, 2025, approximately 99.6% of our debt portfolio was invested in debt bearing a floating interest rate, which floating rate debt investments primarily are subject to interest rate floors. Our weighted average total yield of investments in debt securities at amortized cost was 9.3%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading, defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from

1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with the exception of funds past their investment period, where committed capital is calculated as invested capital.

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
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
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

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco, pork manufacturing, gaming and gambling, and pornography, and for the avoidance of doubt, investments in such sectors are separate and apart from ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

Investment Criteria

In order to achieve our investment objectives, we seek to build an investment portfolio that consists primarily of directly originated floating-rate first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans of U.S. middle-market companies. The balance of our investments is expected to be in higher-yielding assets such as mezzanine debt, unsecured debt and equity investments in U.S. middle-market companies, and other opportunistic asset purchases. Our debt investments typically have maturities of five to eight years. We seek to create and have created what we believe is a defensive portfolio of investments by focusing on generally avoiding issuer or industry concentration and anchoring our portfolio in first lien loans in order to mitigate risk and achieve our investment objective.

We expect our target portfolio companies to exhibit some, or all, of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 – $200 million;
•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;
•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;
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
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;

•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

Market Opportunity

We believe the middle market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence, or AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us, which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk adjusted return opportunities, due to several structural and market factors. We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities, that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.

•
Covenants: We seek to underwrite loans that have legal documentation that contains meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allow us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.

•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.

•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

Ability to Leverage Morgan Stanley’s Relationships and Network

Morgan Stanley has a substantial network of business relationships with individuals, companies, institutions and governments in the United States and around the world, which we believe is a potential source of investment opportunities for us and differentiates us relative to other BDCs. Additionally, we believe that this network may potentially assist our portfolio companies through our efforts to make introductions and referrals to the investment banking and capital markets services of the Firm.

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. See“Part 1—Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanely’s North America Private Credit Platform and chairs the investment committees of the platform.

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

MS Credit Partners Holdings Investment

MS Credit Partners Holdings, Inc., or MS Credit Partners Holdings, an indirect, wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an equity investment of $200.0 million to us pursuant to a subscription agreement initially entered into in December 2019, and which was fully funded as of October 4, 2023. As of December 31, 2025, and December 31, 2024, MS Credit Partners Holdings held approximately 11.3% and 11.0% of our outstanding shares of Common Stock, respectively.

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

The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;
•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance ("ESG") issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process, these considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower's hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process.

The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors, and uses internal resources including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures), in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings (“Internal Risk Ratings”), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1

In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company or the likelihood of a potential exit.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including, without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

To seek to reduce potential conflicts of interest and to attempt to allocate such investment opportunities in a fair and equitable manner, the Adviser has implemented allocation policies and procedures. These policies and procedures are intended to give all applicable Affiliated Investment Accounts, including us, fair access to new private credit investment opportunities consistent with the requirements of organizational documents, investment strategies, applicable laws and regulations, the fiduciary duties of the Adviser, and to meet the conditions of the Order. The Order allows certain of the Affiliated Investment Accounts to participate in negotiated co-investment transactions, subject to the conditions set forth therein as described under “Co-Investment Transactions” below. Each Affiliated Investment Account and Syndication Partner that is subject to the Adviser’s allocation policies and procedures, including us, is assigned a portfolio manager by the Adviser. The portfolio managers review potential investment opportunities and will make an initial determination with respect to the allocation of each applicable opportunity taking into account various factors, including, but not limited to, those described under “—Co-Investment Transactions.” The Adviser is empowered to take into account other considerations it deems appropriate to ensure a fair and equitable allocation of opportunities. The allocation policies and procedures are subject to change. Investors should note that the conflicts inherent in making such allocation decisions may not always be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “-Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser, and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order, which includes, among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, and December 31, 2024, our asset coverage ratio was 183.0% and 193.0%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our stockholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Share Repurchase Program

In January 2024, our Board authorized a share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations. In February 2025, our Board authorized an amended share repurchase program to acquire up to $100 million in the aggregate of Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations.

In February 2026, our Board most recently approved a share repurchase program (the “Program”), under which we can repurchase up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. We have in the past, and could in the future, enter into a plan to repurchase shares of our Common Stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act. The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict.

Dividend Reinvestment Plan

Effective as of January 26, 2024, and later amended on December 7, 2024, we adopted an “opt out” dividend reinvestment plan, or DRIP, that provides for reinvestment of dividends and other distributions on behalf of stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board of Directors authorizes, and we declare, a cash dividend or other distribution, then the stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock rather than receiving cash.

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

Investment Advisory Agreement

We entered into an investment advisory agreement with our Adviser on November 25, 2019 (the “Original Investment Advisory Agreement”).

On January 24, 2024, in connection with our IPO, we entered into an amended and restated investment advisory agreement with our Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement will continue from year to year if approved annually by a majority of our stockholders or a majority of our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act, or the Independent Directors. The Investment Advisory Agreement was most recently re-approved in August 2025.

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

Incentive Fee

We also pay the Adviser an incentive fee consisting of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and is subject to an Incentive Fee Cap (as defined below) pursuant to the Investment Advisory Agreement, and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement. Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with pay-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Our Adviser is not obligated to return to us the incentive fee it receives on PIK interest that is later determined to be uncollectible in cash.

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

Pre-incentive fee net investment income in respect of the First Calendar Quarter was compared to a hurdle rate equal to 1.5% (6.0% annualized), and, if pre-incentive fee net investment income for the First Calendar Quarter exceeded the hurdle rate, the incentive fee would be 100% of pre-incentive fee net investment income until our Adviser has received a “catch up” equal to 17.5%, plus 17.5% of pre-incentive fee net investment income above the catch up.

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

* Hypothetical Pre-incentive fee net investment income is comprised of investment income net of cost of debt, management fees, other expenses and before incentive fees

** Amount included in above example are rounded to the nearest 3 decimals in millions, where applicable

Administration Agreement

We entered into the Administration Agreement with our Administrator, who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors, which most recently approved the renewal of the Administration Agreement in August 2025.

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how the expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements into which our Administrator enters.

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

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.

•
We may not replicate the historical results achieved by other entities advised by or sponsored by members of the Investment Committee or by the Adviser or its affiliates.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
Our management fee and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
•
Our ability to enter into transactions with our affiliates is restricted.
•
We operate in a highly competitive market for investment opportunities.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•
We will need to raise additional capital to grow because we must distribute most of our income.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We are subject to risks associated with our Credit Facilities.
•
We expose ourselves to risks when we engage in hedging transactions.
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors, and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, and we may temporarily deviate from our regular investment strategy.
•
The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•
The liability of each of the Adviser and the Administrator is limited.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.
•
Our debt investments may be risky, and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Covenant-lite loans may expose us to different risks.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

Risks Relating to Our Common Stock

•
Investing in our Common Stock may involve an above average degree of risk.
•
The market price of our Common Stock may be volatile and may fluctuate significantly.
•
There is a risk you may not receive distributions.
•
We have not established any limit on the amount of funds we may use from available sources to fund dividends.

Risks Relating to the Notes

•
The Company’s 4.50% notes due 2027, or the 2027 Notes, the Company's 6.150% notes due 2029, or the 2029 Notes, and the 6.000% notes due 2030, or the 2030 Notes (collectively, the “Notes”), are unsecured and therefore are effectively subordinated to any secured indebtedness we may incur. Additionally, the Notes are not guaranteed by Morgan Stanley.
•
The Notes are subordinated structurally to the indebtedness and other liabilities of our subsidiaries.
•
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.

•
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

1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)
is organized under the laws of, and has its principal place of business in, the United States;
b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)
satisfies either of the following:
(i)
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii)
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2)
Securities of any eligible portfolio company which we control.
3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On December 16, 2019, our sole stockholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of December 17, 2019. As a result of stockholder approval, effective December 17, 2019, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200% which means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly owned, consolidated subsidiaries.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. Our code of ethics is available on our website at www.msdl.com. The code of ethics of the Adviser is available on the SEC's website at www.sec.gov, and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

A copy of the Adviser’s policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge upon request. Stockholders may obtain information regarding how the Adviser voted proxies by making a written request for proxy voting information to: Morgan Stanley Direct Lending Fund, c/o Morgan Stanley, 1585 Broadway, New York, NY 10036 Attn: Chief Compliance Officer.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which is required to be audited by our independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On January 24, 2020, the Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to

CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

Certain Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our Common Stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.

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

Tax matters are very complicated, and the tax consequences to an investor of an investment in shares of our Common Stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
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

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

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

To the extent we borrow money or issue debt securities or any preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. In the past, we have entered into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

We may not replicate the historical results achieved by other entities sponsored or advised by members of the Investment Committee, or by the Adviser or its affiliates.

Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser's allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”) including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

In addition, we have entered into a license agreement, or the License Agreement, with Morgan Stanley Investment Management, Inc., an affiliate of our Adviser, under which Morgan Stanley Investment Management, Inc. has granted us a non-exclusive, royalty-free license to use the name “Morgan Stanley.”

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

We may have difficulty paying our required dividends if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

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

The following table illustrates the effect of leverage on returns from an investment in our Common Stock as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below (amounts in thousands).

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of, December 31, 2025 (1)	(29.5)%	(18.3)%	(7.1)%	4.1%	15.3%

(1)
Assumes $3,920,096 in total assets, $2,093,153 in debt outstanding and $1,748,089 in net assets as of December 31, 2025, and an weighted average annual interest of 5.95% as of December 31, 2025 (excluding unused fees, financing costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items).

Based on our outstanding indebtedness of $2,093,153 as of December 31, 2025 and the weighted average annual interest rate of 5.95% (excluding unused fees, financing costs and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items), our investment portfolio would have been required to experience an annual return of at least 3.18% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.

We have entered into a senior secured revolving credit agreement with the Company, as borrower, the lenders and issuing banks party thereto, Truist Bank, as administrative agent, and Truist Securities, Inc., as joint lead arranger and sole book runner (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”).

DLF Financing SPV LLC, our wholly owned subsidiary, or Financing SPV, has entered into a revolving credit and security agreement with Financing SPV, as borrower, BNP Paribas, as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “BNP Funding Facility”).

We anticipate that we or a wholly owned and consolidated subsidiary of ours may enter into one or more senior revolving credit facilities of the Company or any subsidiary in the future (together with the Truist Credit Facility and BNP Funding Facility, each a “Credit Facility” and collectively, the “Credit Facilities”). As a result of the Credit Facilities, we are subject to a variety of risks, including those set forth below.

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

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower or increases in defaults, among other things, may result in a reduction of earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, including, with respect to the 2025-1 Debt Securitization, the value of the portfolio of loan investments held by CLO 2025-1 Issuer, such losses will be borne first by us as owner of equity interests in the CLO and, in the case of the 2025-1 Debt Securitization, the value of the Subordinated Notes and Class D Notes that we have retained could be reduced at their redemption and could not be paid in full or at all.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all of our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or the Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Stock may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, stockholders or members (and their stockholders or members, including the owners of their stockholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any stockholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the

Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, stockholders or members (and their stockholders or members, including the owners of their stockholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York.

Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our stockholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay dividends on our equity investments and/or interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

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

Certain loans in our portfolio may consist of “covenant-lite” loans. Generally, covenant-lite loans permit borrowers more opportunity to negatively impact lenders because such loans may not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Accordingly, to the extent we invest in covenant-lite loans, we may have less protection from borrower actions and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Ownership of covenant-lite loans may expose us to different risks, including with respect to liquidity, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants. As of December 31, 2025, approximately 35% of our portfolio, measured as percent of gross commitments, is in loans that are considered “covenant-lite.”

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

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

Additionally, our portfolio companies may be subject to certain so-called sustainability risks or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
Climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
Natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
Pollution and waste risks including liabilities associated with contamination and waste management costs;
•
Human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
Community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability;
•
Security and safety risks such as consumer security, data privacy and security; and
•
Other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

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

To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements. We do not currently intend to create or acquire primary control of any entity that primarily engaged in investment activities in securities or other assets other than entities wholly owned by us.

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
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we would seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2029 Notes and the 2030 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

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

The market price and liquidity of the market for our Common Stock that will prevail in the market after this offering may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
Significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•
Price and volume fluctuations in the overall stock market from time to time;
•
The inclusion or exclusion of our Common Stock from certain indices;
•
Changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
Loss of RIC tax treatment or BDC status;
•
Distributions that exceed our net investment income and net income as reported according to the generally accepted accounting principles in the United States of America;
•
Changes in earnings or variations in operating results;
•
Changes in accounting guidelines governing valuation of our investments;
•
Any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
Departure of our Adviser or certain of its key personnel;
•
Inability of the Adviser to employ additional experienced investment professionals;
•
General economic trends and other external factors;
•
Escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices, other supply chain issues, and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;
•
Inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
Loss of a major funding source;
•
The impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
The economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

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

Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment in the Company and does not represent income or capital. Although such return of capital may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.

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

Stockholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Stockholders should also understand that any future repayments to the Adviser will reduce the distributions they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

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

We have an “opt out” DRIP (as defined below) pursuant to which stockholders will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock unless they elect to receive their distributions in cash. As a result, our stockholders that “opt out” of our DRIP will experience dilution in their ownership percentage of our shares of Common Stock over time. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”

Our stockholders may receive shares of our Common Stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue procedures issued by the IRS, allow a publicly offered regulated investment company (as defined in the Code) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock. We do not currently intend to pay dividends in Common Stock.

We may in the future determine to issue preferred stock, which could adversely affect the value of shares of Common Stock.

The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test.

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

Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

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

The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future.

As of December 31, 2025, approximately $1.0 billion of the indebtedness required to be consolidated on our balance sheet was held through subsidiary financing vehicles and/or secured by assets of the Company and its subsidiaries. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors, including trade creditors, and holders of preferred stock, if any, of our subsidiaries will have priority over our claims (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we were recognized as a creditor of one or more of our subsidiaries, our claims (and therefore the claims of our creditors, including the Notes) would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are subordinated structurally to all existing indebtedness and other liabilities of any of our subsidiaries and the Notes are subordinated structurally to all indebtedness of any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. All of the existing indebtedness of our subsidiaries is structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

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

The Indentures governing the Notes contain limited protection for holders of such notes.

The Indentures governing the Notes offer limited protection to holders of the such notes. The terms of the Indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on a holder’s investment in the Notes. In particular, the terms of the Indentures do not place any restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;
•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes;
•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•
enter into transactions with affiliates;
•
create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•
make investments; or
•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the terms of the Indentures and the Notes do not protect holders of such notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity other than certain events of default under the Indentures.

Our ability to recapitalize, incur additional debt and take a number of other actions are not limited by the terms of the 2027 Notes and 2029 Notes and may have important consequences for holders of such notes, including making it more difficult for us to satisfy our obligations with respect to such notes or negatively affecting the trading value of the Notes.

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

The Notes (except for certain restricted 2027 Notes and restricted 2029 Notes) have been registered for resale under the Securities Act. We cannot provide any assurances that an active trading market for any of the Notes will exist in the future or that holders will be able to sell their Notes. We do not currently intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Even if an active trading market does exist, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, a holder of the Notes may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the Indentures) because we may not have sufficient funds. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the Indentures, and a cross-default under the agreements governing certain of our other indebtedness, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If a Change of Control Repurchase Event were to occur, we may not have sufficient funds to repay any such accelerated indebtedness and/or to make the required repurchase of the Notes. For the avoidance of doubt, Morgan Stanley does not have any obligation to provide us with funding to repurchase the Notes upon a Change of Control Repurchase Event or otherwise.

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions , when they occur, materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, stockholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser and Morgan Stanley has a 5% or greater voting investment in us, we are subject to certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. See “Regulation as a Business Development Company — Bank Holding Company Act and Dodd Frank and Volcker Rule Disclosure.” Because we are controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well- managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.

Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley, including us as a BDC controlled by Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand). It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitation on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

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

The systems and technology resources used by us, our Adviser, our Administrator and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

We invest through a joint venture and could enter into additional joint ventures in the future.

We have entered into a joint venture and from time to time, we could hold a portion of our investments through partnerships, additional joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner could become bankrupt or could at any time have economic or business interests or goals that are inconsistent with those of us, the risk that a joint venture partner could be in a position to take action contrary to our objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner could have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we could, in certain cases, be liable for actions of our joint venture partners. The joint venture in which we participate could sometimes be allocated investment opportunities that might have otherwise gone entirely to us, which could reduce our return on equity. Additionally, our joint venture investments could be held on an unconsolidated basis and at times could be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. We do not intend to create or acquire primary control of any entity that primarily engages in investment activities in securities and other assets other than joint ventures or entities wholly owned by us.

We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits with the

Federal Deposit Insurance Corporation, or FDIC and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its stockholders. Morgan Stanley continually adjusts its Cybersecurity Program, and make adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investments companies, including business development companies from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

Our headquarters are located at 1585 Broadway, New York, NY 10036. We do not own any real estate.

Item 3 Legal Proceedings

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

Our Common Stock began trading on the NYSE on January 24, 2024 under the symbol “MSDL” in connection with the IPO. Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of Common Stock will trade at a discount from net asset value per share or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value per share will decrease. It is not possible to predict whether our Common Stock will trade at, above, or below net asset value per share. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Common Stock.” On February 25, 2026, the last reported closing sales price of our Common Stock on the NYSE was $15.62 per share, which represented a discount of approximately 22.9% to net asset value per share reported by us as of December 31, 2025.

Price Range of Common Stock

The following table sets forth the net asset value per share of our Common Stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Closing Sales Price
Period	NAV(1)	High	Low	Premium (Discount) of High Sales Price to NAV (2)	Premium (Discount) of Low Sales Price to NAV	Dividends and Distributions Declared(3)
Fiscal year ending December 31, 2025
Fourth quarter	$20.26	$17.79	$15.82	(12.2)%	(21.9)%	$0.50
Third quarter	$20.41	$19.79	$16.08	(3.0)%	(21.2)%	$0.50
Second quarter	$20.59	$20.38	$17.79	(1.0)%	(13.6)%	$0.50
First quarter	$20.65	$21.61	$19.91	4.7%	(3.6)%	$0.50
Fiscal year ending December 31, 2024
Fourth quarter	$20.81	$21.39	$19.56	2.8%	(6.0)%	$0.50
Third quarter	$20.83	$23.47	$19.33	12.7%	(7.2)%	$0.50
Second quarter	$20.83	$24.13	$20.87	15.8%	0.2%	$0.50
First quarter	$20.67	$22.53	$19.63	9.0%	(5.0)%	$0.70	(4)(5)

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
(4)
Includes a special distribution of $0.10 per share declared by the Board on January 11, 2024 and payable on October 25, 2024 to holders of record of common stock as of August 5, 2024.
(5)
Includes a special distribution of $0.10 per share declared by the Board on January 11, 2024 and payable on January 24, 2025 to holders of record of common stock as of November 4, 2024.

No shares of our Common Stock were publicly traded on the NYSE prior to January 24, 2024.

Holders

As of February 26, 2026, we had 17 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name.”

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

The following table summarizes our distributions declared and payable for the years ended December 31, 2025 and December 31, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the Year Ended December 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(1)
August 05, 2025	September 30, 2025	October 24, 2025	0.50	434,456	(1)
November 04, 2025	December 31, 2025	January 23, 2026	0.50	415,727	(1)
Total Distributions			$2.00	1,689,230

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the Year Ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(1)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(1)(2)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(1)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(1)(2)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(1)
Total Distributions			$2.20	2,299,108

(1)
In accordance with the Company’s DRIP, shares were purchased in the open market.
(2)
Represents a special distribution declared by the Board on January 11, 2024.

Share Repurchase Program

In January 2024, our Board authorized a share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations, which was further amended by our Board in February 2025. For more information, see “—Recent Developments.”

The following table summarizes the shares repurchased under the share repurchase program during the year ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
October 1 - October 31, 2025	—	—	—	67.4
November 1 - November 30, 2025	204,300	16.79	204,300	64.1
December 1- December 31, 2025	330,608	17.18	330,608	58.3
Total Repurchases	2,234,784		2,234,784

The following table summarizes the shares repurchased under the share repurchase program during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - June 30, 2024	—	$—	—	$100.0
July 1 - July 31, 2024	39,344	19.99	39,344	99.2
August 1 - August 31, 2024	217,796	20.10	217,796	94.8
September 1 - September 30, 2024	172,513	20.04	172,513	91.4
October 1 - October 31, 2024	187,607	19.99	187,607	87.6
November 1 - November 30, 2024	307,336	20.34	307,336	81.9
December 1 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596

Stock Performance Graph

This graph compares the stockholder return on our Common Stock from January 24, 2024 (the date our common stock commenced trading on the NYSE) to December 31, 2025, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Financials Index, Standard & Poor’s BDC Index and Morningstar LSTA Leveraged Loan Index. This graph assumes that on January 24, 2024, $100 was invested in our Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Financials Index, the Standard & Poor’s BDC Index, and the Morningstar LSTA Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG MORGAN STANLEY DIRECT LENDING FUND, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S 500 FINANCIALS INDEX, STANDARD & POOR’S BDC INDEX AND MORNINGSTAR’S LSTA LEVERAGED LOAN INDEX

Total Return Performance
$150
$140
$130
$120
$110
$100
$90
1/24/2024
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Morgan Stanley Direct Lending Fund
Standards & Poor's 500 Index
Standards & Poor's 500 Financials Index
Standards & Poor's 500 BDC Index
Morningstar's LSTA Leveraged Loan Index

Fees and Expenses

The following table is being provided to update, as of December 31, 2025, certain information in our registration statement on Form N-2 (File No. 333-283477). The following table is intended to assist you in understanding the fees and expenses that an investor in shares of our Common Stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Report contains a reference to fees or expenses paid by “us” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as our investors.

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—%	(1)
Offering expenses	—%	(2)
Dividend reinvestment plan expenses	None %	(3)
Total stockholder transaction expenses:	—%

Annual expenses (as a percentage of net assets attributable to common stock):
Base management fee	2.16%	(4)
Incentive fees	2.00%	(5)
Interest payments on borrowed funds	7.63%	(6)
Other expenses	0.67%	(7)
Total annual expenses:	12.46%

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
(4)
Our base management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents. The base management fee reflected in the table above is based on actual amounts incurred under the Investment Advisory Agreement for the fiscal year ended December 31, 2025 at a rate of 1.0%. For purposes of this table, the SEC requires the base management fee to be calculated by determining the ratio that the base management fee bears to our net assets attributable to Common Stock rather than our gross assets as set forth in the Investment Advisory Agreement. See “Part I, Item 1. Business—Investment Advisory Agreement—Base Management Fee.”
(5)
Our incentive fee consists of two parts. The first part is determined and paid quarterly based on our pre-incentive fee net investment income and the second part is determined and payable in arrears based on net capital gains as of the end of each calendar year or upon termination of the Investment Advisory Agreement. The table reflects each incentive fee calculated at a rate of 17.5% based on actual amounts incurred under the Investment Advisory Agreement for the fiscal year ended December 31, 2025. See “Part I, Item 1. Business—Investment Advisory Agreement—Incentive Fee.”
(6)
Interest payments on borrowed funds represent an estimate of our annualized interest expense based on our actual interest and credit facility expenses incurred for the fiscal year ended December 31, 2025, which includes the impact of interest rate swaps. For the fiscal year ended December 31, 2025, our average borrowings outstanding was $2,045.0 million and our weighted average effective interest rate for total debt outstanding was 6.40%. We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)
“Other expenses” includes estimated overhead expenses, including payments under the Administration Agreement with our Administrator, and is based on actual amounts incurred during the year ended December 31, 2025. See “Part I, Item 1. Business—Administration Agreement.”

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the incentive fee based on capital gains)(1)	$102	$289	$456	$801
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the incentive fee based on capital gains)(2)	$110	$309	$484	$833

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (as defined in the Order), which may include proprietary accounts of Morgan Stanley, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:

•
costs of any other offerings of our Common Stock, and other securities;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,686,118	$3,631,498	96.2%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	83,428	75,210	2.0	78,803	69,367	1.8
Other Debt Investments	11,857	10,114	0.3	9,755	9,198	0.2
Equity	57,636	54,724	1.5	54,683	58,391	1.5
Total	$3,839,039	$3,771,546	100.0%	$3,813,127	$3,791,494	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	227	208
Number of new investment commitments in portfolio companies	44	60
Number of portfolio companies exited or fully repaid	25	24
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.3%	10.4%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	10.5%
Weighted average yield on total portfolio, at cost(4)	9.2%	10.3%
Weighted average yield on total portfolio, at fair value(4)	9.4%	10.4%
Weighted average 12-month EBITDA	$155.3	$147.7
Median 12-month EBITDA	90.3	86.3
Weighted average net leverage through tranche(5)	5.9x	5.8x
Weighted average interest coverage(6)	1.7x	1.6x
Weighted average loan to value(7)	39.9%	39.7%
Percentage of debt investments with one or more financial covenants	54.1%	64.6%
Percentage of our debt investments that are sponsor backed	98.9%	99.7%
Percentage of loans and other debt in support of LBOs and acquisitions	69.9%	69.2%
Percentage of our debt portfolio subject to business cycle volatility	4.7%	4.8%
Average position size of our investments	$16.6	$18.2

1.
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender, weighted average interest coverage and weighted average loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
2.
Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
3.
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
4.
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
5.
Net leverage is calculated as the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.
6.
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
7.
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
New investments committed
Gross principal balance(1)	$734,495	$1,549,656	$667,870
Less: Syndications	22,547	—	40,751
Net new investments committed	$711,948	$1,549,656	$627,119
Investments, at cost
Investments, beginning of period	$3,813,127	$3,226,775	$2,939,646
New investments purchased	771,395	1,232,384	632,105
Net accretion of discount on investments	15,688	14,866	11,314
Payment-in-kind	18,178	13,073	6,069
Net realized gain (loss) on investments	(7,480)	(16,480)	118
Investments sold or repaid	(771,869)	(657,491)	(362,476)
Investments, end of period	$3,839,039	$3,813,127	$3,226,776
Amount of investments funded, at principal
First lien debt investments	$777,954	$1,239,271	$637,946
Second lien debt investments	—	—	8,588
Other debt investments	—	5,887	1,812
Equity(2)	1,211	2,163	—
Total	$779,165	$1,247,321	$648,346
Amount of investments sold/fully repaid, at principal
First lien debt investments	$664,932	$488,183	$239,383
Second lien debt investments	—	57,950	—
Equity(2)	4,106	1,481	—
Total	$669,038	$547,614	$239,383

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investments performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company or the likelihood of a potential exit.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$73,976	2.0%	$62,631	1.7%
Risk rating 2	3,535,074	93.7	3,662,337	96.6
Risk rating 3	125,908	3.3	61,597	1.6
Risk rating 4	36,588	1.0	4,929	0.1
Total	$3,771,546	100.0%	$3,791,494	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,778,647	98.4%	$3,805,010	99.8%
Non-accrual(1)	60,392	1.6	8,117	0.2
Total	$3,839,039	100.0%	$3,813,127	100.0%

(1)
As of December 31, 2025 and December 31, 2024 the company had certain investments in four and two portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended
	December 31, 2025	December 31, 2024
Total investment income	$397,287	$416,075
Less: Net expenses	218,447	193,403
Net investment income (loss) before taxes	178,840	222,672
Less: Excise tax expense	2,814	2,437
Net investment income (loss) after taxes	176,026	220,235
Net change in unrealized appreciation (depreciation)	(46,510)	11,796
Net realized gain (loss)	(7,422)	(16,467)
Net increase (decrease) in net assets resulting from operations	$122,094	$215,564

Investment Income

Investment income was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Investment income:
Interest income	$371,961	$396,421
Payment-in-kind	15,873	10,709
Dividend income	2,895	2,591
Other income	6,558	6,354
Total investment income	$397,287	$416,075

In the table above, total investment income decreased from $416,075 for the year ended December 31, 2024 to $397,287 for the year ended December 31, 2025. The decrease was primarily driven by declining base rates and repricings on our existing portfolio. Our weighted average yield at cost decreased to 9.3% as of December 31, 2025 from 10.4% as of December 31, 2024.

Additionally, for the year ended December 31, 2025, we recorded $5,967 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $5,036 for the same periods in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024
Expenses:
Interest and other financing expenses	$136,132	$122,928
Management fees	38,466	35,415
Income based incentive fees	35,685	43,467
Professional fees	8,017	6,718
Directors’ fees	517	533
Administrative service fees	287	216
General and other expenses	359	97
Total expenses	219,463	209,374
Management fees waiver	(641)	(9,936)
Incentive fees waiver	(375)	(6,035)
Net expenses	$218,447	$193,403
Excise tax expense	$2,814	$2,437

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased to $136,132 for the year ended December 31, 2025 from $122,928 for the year ended December 31, 2024. The increase was primarily due to higher average borrowings outstanding for the year ended December 31, 2025. For the year ended December 31, 2025 and December 31, 2024, average borrowings outstanding were $2,045,024 and $1,681,358, respectively, which was offset by the reduction of our average interest rate which decreased from 6.46% to 5.95%, for the year ended December 31, 2024 and December 31, 2025, respectively.

Management Fees

Base management fees, net of waiver, were $37,825 for the year ended December 31, 2025 and $25,479 for the year ended December 31, 2024, respectively. The increase was primarily due to an increase in average gross assets. In addition, the management fee waiver expired on January 24, 2025.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $35,310 for the year ended December 31, 2025 and $37,432 for the year ended December 31, 2024, respectively. The decrease was primarily related to lower pre-incentive fee net investment income primarily related to lower base rates on our assets. In addition, the incentive fee waiver expired on January 24, 2025.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended
	December 31, 2025	December 31, 2024
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$(7,480)	$(16,480)
Foreign currency and other transactions	58	13
Net realized gain (loss)	(7,422)	(16,467)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(46,588)	11,904
Foreign currency translations and other transactions	78	(108)
Net unrealized appreciation (depreciation)	(46,510)	11,796
Net realized and unrealized gains (losses)	$(53,932)	$(4,671)

For the year ended December 31, 2025, net realized losses on investments were $7,480. For the year ended December 31, 2024, net realized losses were $16,480. Net realized losses on investments was primarily due to the sale and/or restructuring of certain portfolio companies.

For the year ended December 31, 2025, net change in unrealized depreciation on our investments of $46,588 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the year ended December 31, 2024, net change in unrealized appreciation on our investments of $11,904 was primarily driven by changes in spreads in the primary and secondary markets.

For the years ended December 31, 2024 and December 31, 2023

A comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found in our Form 10-K for the fiscal year ended December 31, 2024 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Common Stock, net borrowings from our credit facilities, net proceeds of our unsecured debt issuances and debt securitization and through cash flows from operations, including investment sales and repayments as well as income earned on investments. Details of our credit facilities, unsecured debt issuances and debt securitizations are described in “—Debt” below. We may, from time to time, enter into new credit facilities, increase the size of existing credit facilities or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, we had approximately $90,590 of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which, taken together with our approximately $249,000 and $1,132,072 of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $497,340.

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

For the year ended December 31, 2025 and December 31, 2024, there were no shares issued through ATM offerings.

Distributions and Dividend Reinvestment

We adopted an “opt out” DRIP effective as of January 26, 2024, which was later amended effective as of December 7, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock, rather than receiving cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 and December 31, 2024, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the year ended December 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(1)
August 05, 2025	September 30, 2025	October 24, 2025	0.50	434,456	(1)
November 04, 2025	December 31, 2025	January 23, 2026	0.50	415,727	(1)
Total Distribution			$2.00	1,689,230
For the year ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(1)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(1)(2)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(1)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(1)(2)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(1)
Total Distributions			$2.20	2,299,108

(1)
In accordance with the Company’s DRIP, shares were purchased in the open market.
(2)
Represents a special distribution declared by the Board on January 11, 2024.

Share Repurchase Program

In January 2024, our Board authorized a share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations, which was further amended by our Board on February 27, 2025.

For additional information, see “—Recent Developments.”

The following table summarizes the shares repurchased under our share repurchase program during the year ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
October 1 - October 31, 2025	—	—	—	67.4
November 1 - November 30, 2025	204,300	16.79	204,300	64.1
December 1- December 31, 2025	330,608	17.18	330,608	58.3
Total Repurchases	2,234,784		2,234,784

The following table summarizes the shares repurchased under our share repurchase program during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - June 30, 2024	—	$—	—	$100.0
July 1 - July 31, 2024	39,344	19.99	39,344	99.2
August 1 - August 31, 2024	217,796	20.10	217,796	94.8
September 1 - September 30, 2024	172,513	20.04	172,513	91.4
October 1 - October 31, 2024	187,607	19.99	187,607	87.6
November 1 - November 30, 2024	307,336	20.34	307,336	81.9
December 1 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596

Debt

Our outstanding debt obligations were as follows (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements):

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	308,153	1,132,072	1,300,000	617,401	680,770
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	—	—	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)(4)	—	—	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	—	—	—
Total	$3,484,000	$2,093,153	$1,381,072	$2,950,000	$1,983,401	$964,770

(1)
As of December 31, 2025 and December 31, 2024, a letter of credit of $9,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of December 31, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,869 and $0, respectively.
(3)
As of December 31, 2025, the carrying values of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $0, $2,626 and $3,798 and unamortized original issuance discount of $238, $0, $2,621 and $3,286, respectively. As of December 31, 2024, the carrying values of the

Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(4)
The 2025 Notes were redeemed on June 16, 2025.

For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

Capstone Lending LLC, a Delaware limited liability company, formed as a joint venture (“Capstone Lending”) between us and an institutional partner (the “JV Partner”), commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending's principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. We and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. We and the JV Partner have equal control of Capstone Lending's investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending's investment committee or board of directors, each of which consists of an equal number of representatives of us and the JV Partner.

We and the JV Partner initially contributed $94,532 and $23,633, respectively, of equity to Capstone Lending. On February 19, 2026, Capstone Lending acquired a portfolio of directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company with aggregate principal of $372.8 million.

On February 19, 2026, Capstone Lending entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third party lender, providing for total commitments of up to $500,000. The JV Credit Facility is secured by substantially all of the assets of Capstone Lending.

On February 26, 2026, our Board declared a distribution of $0.45 per share, which is payable on April 24, 2026 to shareholders of record as of March 31, 2026.

On February 26, 2026, our Board approved a share repurchase program under which we can repurchase up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. We have in the past, and could in the future, enter into a plan to repurchase shares of our Common Stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act. The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on, among other things, the input of the Investment Adviser, including our Valuation

Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

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

As of December 31, 2025, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

Basis Point Change - Interest Rates	Interest Income	Interest Expense(1)	Net Income
Up 300 basis points	$112,184	$(40,775)	$71,409
Up 200 basis points	$74,790	$(27,183)	$47,607
Up 100 basis points	$37,395	$(13,592)	$23,803
Up 25 basis points	$9,349	$(3,398)	$5,951
Down 25 basis points	$(9,349)	$3,398	$(5,951)
Down 100 basis points	$(37,395)	$13,592	$(23,803)
Down 200 basis points	$(74,746)	$27,183	$(47,563)
Down 300 basis points	$(108,647)	$40,775	$(67,872)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Morgan Stanley Direct Lending Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of first and second lien debt Level 3 investments included the following, among others:

•
We tested the effectiveness of controls over management’s valuation of first and second lien debt Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
•
We evaluated the appropriateness of the valuation techniques used for first and second lien debt Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources or, as applicable, by comparing to independently developed estimates. For selected investments, we used the assistance of our fair value specialists.
•
For certain investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate. For selected investments, we used the assistance of our fair value specialists.
•
We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/Deloitte & Touche LLP

New York, NY

February 26, 2026

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Morgan Stanley Direct Lending Fund

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Morgan Stanley Direct Lending Fund and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/Deloitte & Touche LLP

New York, NY

February 26, 2026

Morgan Stanley Direct Lending Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	As of
	December 31, 2025	December 31, 2024
	(Audited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,833,800 and $3,813,127)	$3,766,757	$3,791,494
Non-controlled/affiliated investments, at fair value (amortized cost of $5,239 and $0)	4,789	—
Total investments, at fair value (cost of $3,839,039 and $3,813,127)	3,771,546	3,791,494
Cash and cash equivalents (restricted cash of $3,820 and $2,000)	81,434	63,396
Investments in unaffiliated money market fund (cost of $12,976 and $8,976)	12,976	8,976
Deferred financing costs	16,874	16,498
Interest and dividend receivable from non-controlled/non-affiliated investments	26,332	30,554
Interest receivable from non-controlled/affiliated investments	89	—
Receivable for investments sold/repaid	455	470
Prepaid expenses and other assets	10,390	630
Total assets	3,920,096	3,912,018

Liabilities
Debt (net of unamortized debt issuance costs of $10,545 and $6,527)	2,086,672	1,973,479
Payable for investment purchased	—	192
Payable to affiliates (Note 3)	91	29
Dividends payable	43,222	53,229
Management fees payable	9,596	7,042
Income based incentive fees payable	7,281	8,956
Interest payable	20,945	21,205
Accrued expenses and other liabilities	4,200	5,730
Total liabilities	2,172,007	2,069,862

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 86,276,305 and 88,511,089 shares issued and outstanding)	86	89
Paid-in capital in excess of par value	1,767,623	1,812,443
Total distributable earnings (loss)	(19,620)	29,624
Total net assets	$1,748,089	$1,842,156
Total liabilities and net assets	$3,920,096	$3,912,018
Net asset value per share	$20.26	$20.81

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$371,811	$396,421	$355,530
Payment-in-kind income	15,623	10,709	4,276
Dividend income	2,849	2,591	2,124
Other income	6,558	6,354	5,808
From non-controlled/affiliated investments:
Interest income	150	—	—
Payment-in-kind income	250	—	—
Dividend income	46	—	—
Total investment income	397,287	416,075	367,738

Expenses:
Interest and other financing expenses	136,132	122,928	112,883
Management fees	38,466	35,415	30,550
Income based incentive fees	35,685	43,467	42,012
Professional fees	8,017	6,718	4,470
Directors’ fees	517	533	345
Administrative service fees	287	216	178
General and other expenses	359	97	633
Total expenses	219,463	209,374	191,071
Management fees waiver (Note 3)	(641)	(9,936)	(22,913)
Incentive fees waiver (Note 3)	(375)	(6,035)	—
Net expenses	218,447	193,403	168,158
Net investment income (loss) before taxes	178,840	222,672	199,580
Excise tax expense	2,814	2,437	1,519
Net investment income (loss) after taxes	176,026	220,235	198,061

Net realized and unrealized gain (loss):
Realized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(7,480)	(16,480)	118
Foreign currency and other transactions	58	13	—
Net realized gain (loss)	(7,422)	(16,467)	118
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(46,138)	11,904	32,835
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(450)	—	—
Translation of assets and liabilities in foreign currencies	78	(108)	—
Net unrealized appreciation (depreciation)	(46,510)	11,796	32,835
Net realized and unrealized gain (loss)	(53,932)	(4,671)	32,953
Net increase (decrease) in net assets resulting from operations	$122,094	$215,564	$231,014

Earnings per share (basic and diluted)	$1.40	$2.43	$3.11
Weighted average shares outstanding (basic and diluted)	87,270,081	88,649,149	74,239,743

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Changes in Net Assets

(In thousands, except share and per share amount)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net assets at the beginning of period	$1,842,156	$1,721,151	$1,397,305
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	176,026	220,235	198,061
Net realized gain (loss)	(7,422)	(16,467)	118
Net change in unrealized appreciation (depreciation)	(46,510)	11,796	32,835
Net increase (decrease) in net assets resulting from operations	122,094	215,564	231,014

Distributions to stockholders from:
Distributable earnings	(174,035)	(195,729)	(169,291)
Total distributions to stockholders	(174,035)	(195,729)	(169,291)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs(1)	(163)	95,847	220,238
Reinvestment of dividends	—	23,385	41,885
Repurchase of common stock	(41,963)	(18,062)	—
Net increase (decrease) in net assets resulting from capital transactions	(42,126)	101,170	262,123
Total increase (decrease) in net assets	(94,067)	121,005	323,846
Net assets at end of period	$1,748,089	$1,842,156	$1,721,151
Dividends per share	$2.00	$2.20	$2.27

(1)
Includes costs incurred in connection with the Company's ATM” program. See Note 8 "Net Assets."

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$122,094	$215,564	$231,014
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	46,588	(11,904)	(32,835)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(78)	108	—
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	45	10	—
Net realized (gain) loss on investments	7,480	16,480	(118)
Net realized (gain) loss on foreign currency and other transactions	(58)	(13)	—
Investments in unaffiliated money market fund, net	(4,000)	(8,976)	—
Net accretion of discount and amortization of premium on investments	(15,688)	(14,866)	(11,314)
Payment-in-kind interest and dividend capitalized	(18,178)	(13,073)	(6,069)
Amortization of deferred financing costs	4,149	3,726	3,249
Amortization of debt issuance costs and original issuance discount on unsecured notes	5,010	3,853	2,548
Purchases of investments and change in payable for investments purchased	(771,585)	(1,232,200)	(632,097)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	771,886	657,194	362,493
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non- controlled/non-affiliated investments	4,222	(1,670)	(7,973)
(Increase) decrease in interest and dividend receivable from non- controlled/affiliated investments	(89)	—	—
(Increase) decrease in prepaid expenses and other assets	(51)	(132)	(13)
(Decrease) increase in payable to affiliates	62	(2,841)	784
(Decrease) increase in management fees payable	2,554	5,030	229
(Decrease) increase in incentive fees payable	(1,675)	(2,810)	3,648
(Decrease) increase in interest payable	(260)	2,382	1,804
(Decrease) increase in accrued expenses and other liabilities	(1,530)	1,626	826
Net cash provided by (used in) operating activities	150,898	(382,512)	(83,824)
Cash flows from financing activities:
Borrowings on debt	1,552,345	1,189,469	408,000
Repayments on debt	(1,447,000)	(712,000)	(438,000)
Deferred financing costs paid	(4,525)	(5,907)	(9,942)
Debt issuance costs paid	(7,560)	(4,114)	—
Dividends paid in cash	(184,032)	(169,083)	(110,497)
Proceeds from issuance of common stock, net of underwriting & offering costs	(163)	95,888	222,753
Repurchases of common stock	(41,963)	(18,062)	—
Net cash provided by (used in) financing activities	(132,898)	376,191	72,314
Net increase (decrease) in cash, cash equivalents and restricted cash	18,000	(6,321)	(11,510)
Effect of foreign exchange rate changes on cash	38	12	—
Cash, cash equivalents and restricted cash, beginning of period	63,396	69,705	81,215
Cash, cash equivalents and restricted cash, end of period	$81,434	$63,396	$69,705

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental information and non-cash activities:
Excise tax paid	$2,567	$1,516	$361
Interest expense paid	$126,568	$112,955	$105,282
Reinvestment of dividends	$—	$23,385	$41,885
Dividends payable	$43,222	$53,229	$49,968
Non-cash purchases of investments	$(5,756)	$(24,930)	$—
Non-cash sales of investments	$5,756	$24,930	$—
Subscriptions receivable	$—	$—	$41

The accompanying notes are an integral part of these audited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	7,138	$7,069	$7,069	0.40%
GB Eagle Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(8)	(8)	0.00
GB Eagle Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(11)	(11)	0.00
Jonathan Acquisition Company	(6) (8)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	2,673	2,634	2,634	0.15
Jonathan Acquisition Company	(6) (8) (16)	First Lien Debt	S +	4.50%	8.34%	05/11/2029	—	(5)	(5)	0.00
ManTech International CP	(6) (9) (18)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	4,132	4,129	4,132	0.24
ManTech International CP	(6) (9) (16)	First Lien Debt	S +	4.50%	8.29%	09/14/2029	—	—	—	—
ManTech International CP	(6) (16)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	—	—
Two Six Labs, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	36,753	36,465	36,741	2.10
Two Six Labs, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	6,382	6,329	6,382	0.37
Two Six Labs, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.22%	08/20/2027	—	(12)	—	—
								56,590	56,934	3.26
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.57%	06/11/2027	14,850	14,751	14,776	0.85
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	1,622	1,594	1,557	0.09
RoadOne IntermodaLogistics	(6) (8)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	149	146	143	0.01
RoadOne IntermodaLogistics	(6) (8) (16)	First Lien Debt	S +	6.25%	9.95%	12/29/2028	295	290	281	0.02
								16,781	16,757	0.96
Automobile Components
Continental Battery Company	(6) (8) (11)	First Lien Debt	S +	7.00% PIK	11.29%	07/20/2028	6,473	6,415	2,740	0.16
OEConnection, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	1,493	1,486	1,486	0.09
OEConnection, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(2)	0.00
OEConnection, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(1)	(1)	0.00
PAI Holdco, Inc.	(6) (8)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.47%	10/28/2028	27,707	27,377	22,923	1.31
Randy's Holdings, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	7,226	7,095	7,154	0.41
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	1,817	1,762	1,781	0.10
Randy's Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.71%	11/01/2029	—	(15)	(9)	0.00
Sonny's Enterprises, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	45,077	44,742	43,805	2.51
Sonny's Enterprises, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.52%	08/05/2028	112	111	109	0.01
Spectrum Automotive Holdings Corp.	(6) (7) (9) (18)	First Lien Debt	S +	5.25%	8.97%	06/29/2028	22,930	22,783	22,930	1.31
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.97%	06/29/2028	15,836	15,691	15,836	0.91
Spectrum Automotive Holdings Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.97%	06/29/2027	—	(3)	—	—
								127,441	118,752	6.79
Automobiles
COP Collisionright Parent, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	8,994	8,877	8,970	0.51
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	5,968	5,848	5,929	0.34
COP Collisionright Parent, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.59%	01/29/2030	202	185	198	0.01
Drivecentric Holdings, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	26,595	26,370	26,595	1.52
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(1)	—	—
Drivecentric Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(28)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LeadVenture, Inc.	(6) (7) (9)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	8,809	8,684	8,809	0.50
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	554	538	554	0.03
LeadVenture, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.92%	06/23/2032	168	157	168	0.01
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	36,896	36,836	36,896	2.11
Turbo Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	9.82%	06/02/2026	37,080	37,016	37,080	2.12
Vehlo Purchaser, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	4,075	4,048	4,067	0.23
Vehlo Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	15,513	15,377	15,513	0.89
Vehlo Purchaser, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.22%	05/24/2028	—	(4)	—	—
								143,903	144,779	8.28
Banks
Computer Services, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	2,257	2,246	2,246	0.13
Computer Services, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(3)	(3)	0.00
								2,243	2,243	0.13
Beverages
Vamos Bidco, Inc.	(6) (10) (18)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	5,373	5,324	5,332	0.31
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(10)	(17)	0.00
Vamos Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.42%	01/30/2032	—	(6)	(5)	0.00
								5,308	5,310	0.30
Building Products
Project Potter Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	14,964	14,958	14,964	0.86
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	04/23/2027	—	—	—	—
								14,958	14,964	0.86
Chemicals
Tank Holding Corp.	(7) (9) (18)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	15,394	15,247	14,066	0.80
Tank Holding Corp.	(9)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	483	473	441	0.03
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	6.00%	9.59%	03/31/2028	—	(6)	(69)	0.00
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.27%	01/02/2029	4,761	4,721	4,384	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.27%	01/02/2029	280	277	227	0.01
								20,712	19,049	1.09
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.49%	12/26/2028	16,754	16,633	16,754	0.96
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.49%	12/26/2028	5,377	5,347	5,377	0.31
Astra Service Partners, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	4,500	4,467	4,467	0.26
Astra Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	—	(5)	(5)	0.00
Atlas US Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.61%	12/09/2029	8,881	8,742	8,881	0.51
Atlas US Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	4.75%	8.61%	12/10/2029	4,233	4,214	4,233	0.24
Atlas US Finco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	4.75%	8.61%	12/09/2028	—	(5)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.67%	07/30/2029	11,855	11,390	9,325	0.53
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	6,834	6,786	6,826	0.39
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	—	(19)	(3)	0.00
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	05/12/2031	244	235	243	0.01

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	9,784	9,700	9,784	0.56
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(10)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.47%	08/27/2031	—	(13)	—	—
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	462	458	452	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	470	464	456	0.03
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.82%	04/07/2028	67	65	62	0.00
Firebird Acquisition Corp, Inc.	(6) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	5,757	5,732	5,757	0.33
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	1,350	1,339	1,350	0.08
Firebird Acquisition Corp, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	02/02/2032	—	(4)	—	—
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	18,641	18,454	15,886	0.91
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.07%	12/15/2028	4,371	4,325	3,725	0.21
FLS Holding, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.07%	12/17/2027	1,780	1,768	1,513	0.09
Hercules Borrower, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	4,959	4,931	4,909	0.28
Hercules Borrower, LLC	(6) (9)	First Lien Debt	C +	4.75%	7.01%	12/15/2028	C$ 2,993	2,090	2,161	0.12
HSI Halo Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	13,451	13,339	13,397	0.77
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.84%	06/30/2031	1,616	1,596	1,603	0.09
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.84%	06/28/2030	—	(16)	(9)	0.00
Iris Buyer, LLC	(6) (8) (12) (18)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	7,047	6,903	7,028	0.40
Iris Buyer, LLC	(6) (8) (12)	First Lien Debt	S +	5.25%	9.09%	10/02/2030	648	634	646	0.04
Iris Buyer, LLC	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.09%	10/02/2029	—	(17)	(2)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(6) (9)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	3,810	3,772	3,810	0.22
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	308	303	308	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	12/20/2028	—	(2)	—	—
Railpros Parent, LLC	(6) (9)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	11,261	11,156	11,149	0.64
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(16)	(35)	0.00
Railpros Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.13%	05/24/2032	—	(16)	(17)	0.00
Routeware, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	3,182	3,154	3,171	0.18
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	193	186	188	0.01
Routeware, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	8.95%	09/18/2031	68	65	67	0.00
Sherlock Buyer Corp.	(6) (8) (18)	First Lien Debt	S +	5.75%	9.42%	12/06/2030	10,728	10,618	10,389	0.59
Sherlock Buyer Corp.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.42%	12/07/2029	—	(9)	(41)	0.00
Surewerx Purchaser III, Inc.	(6) (9) (12) (18)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	5,860	5,749	5,849	0.33
Surewerx Purchaser III, Inc.	(6) (9) (12)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$ 253	184	184	0.01
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	8.92%	12/28/2029	—	(11)	(1)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Surewerx Purchaser III, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.25%	8.92%	12/28/2028	—	(14)	(2)	0.00
Sweep Midco, LLC	(6) (15)	Second Lien Debt				03/12/2034	1,674	836	1,125	0.06
Sweep Midco, LLC	(6) (15)	Second Lien Debt				03/12/2036	4,872	—	—	—
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75% PIK	9.58%	06/30/2027	6,706	6,706	6,706	0.38
Sweep Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.58%	06/30/2027	3,132	3,132	3,132	0.18
Sweep Purchaser, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	9.58%	06/30/2027	281	281	281	0.02
Tamarack Intermediate, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	9,979	9,902	9,954	0.57
Tamarack Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	1,606	1,577	1,596	0.09
Tamarack Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.90%	03/12/2029	—	(10)	(5)	0.00
Transit Technologies, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	10,405	10,314	10,383	0.59
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	996	978	991	0.06
Transit Technologies, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(13)	—	—
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.24%	04/13/2027	14,627	14,566	10,343	0.59
US Infra Svcs Buyer, LLC	(6) (7) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.24%	04/13/2027	2,064	2,062	1,460	0.08
US Infra Svcs Buyer, LLC	(6) (8)	First Lien Debt	S +	7.25% (incl. 4.75% PIK)	11.24%	04/13/2027	2,250	2,248	1,591	0.09
Vensure Employer Services, Inc.	(6) (10)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	9,752	9,670	9,752	0.56
Vensure Employer Services, Inc.	(6) (10) (16)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(3)	—	—
VRC Companies, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	71,511	71,180	71,511	4.09
VRC Companies, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	491	488	491	0.03
VRC Companies, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.31%	06/29/2027	—	(6)	—	—
								298,550	289,146	16.54
Construction & Engineering
Arcoro Holdings Corp.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	12,848	12,652	12,627	0.72
Arcoro Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	—	(28)	(34)	0.00
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.44%	10/19/2028	33,171	32,855	30,157	1.73
KPSKY Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.44%	10/19/2028	7,596	7,519	6,906	0.40
LJ Avalon Holdings, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	6,217	6,136	6,217	0.36
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.46%	02/01/2030	4,312	4,254	4,312	0.25
LJ Avalon Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	4.50%	8.46%	02/01/2029	—	(14)	—	—
Superman Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	19,847	19,763	19,847	1.14
Superman Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	6,504	6,455	6,504	0.37
Superman Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	08/29/2031	—	(12)	—	—
								89,580	86,536	4.95
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	27,342	27,125	26,928	1.54
PDI TA Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.34%	02/03/2031	1,672	1,655	1,637	0.09
								28,780	28,565	1.63
Containers & Packaging
BP Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.48%	12/11/2028	17,715	17,547	13,849	0.79
FORTIS Solutions Group, LLC	(6) (9) (18)	First Lien Debt	S +	5.50%	9.27%	10/13/2028	26,471	26,220	26,471	1.51
FORTIS Solutions Group, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.27%	10/13/2028	273	272	273	0.02
FORTIS Solutions Group, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.27%	10/15/2027	787	771	787	0.05

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								44,810	41,380	2.37
Distributors
48Forty Solutions, LLC	(6) (11)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	18,067	17,873	7,408	0.42
48Forty Solutions, LLC	(6) (11) (16)	First Lien Debt	S +	6.00%	10.48%	11/30/2029	2,168	2,103	566	0.03
ABB Concise Optical Group, LLC	(6) (9)	First Lien Debt	S +	7.50%	11.34%	02/23/2028	17,008	16,822	16,370	0.94
PT Intermediate Holdings III, LLC	(6) (9)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	42,779	42,481	42,779	2.45
PT Intermediate Holdings III, LLC	(6) (9) (16)	First Lien Debt	S +	5.00% (incl. 1.75% PIK)	8.67%	04/09/2030	—	(3)	—	—
								79,276	67,123	3.84
Diversified Consumer Services
Any Hour, LLC	(6) (7) (10) (18)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	23,367	23,092	22,323	1.28
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	662	620	353	0.02
Any Hour, LLC	(6) (10) (16)	First Lien Debt	S +	5.25%	8.92%	05/23/2030	2,909	2,871	2,754	0.16
Any Hour, LLC	(6) (10)	Other Debt		13.00% PIK	13.00%	05/23/2031	7,253	7,154	6,888	0.39
Apex Service Partners, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	30,244	29,838	30,225	1.73
Apex Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.82%	10/24/2030	7,202	7,093	7,197	0.41
Apex Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.82%	10/24/2029	632	605	631	0.04
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	19,907	19,765	19,907	1.14
Assembly Intermediate, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	4,148	4,121	4,148	0.24
Assembly Intermediate, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	10/19/2027	—	(12)	—	—
DA Blocker Corp.	(6) (9) (12) (18)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	7,054	6,990	7,036	0.40
DA Blocker Corp.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(10)	(5)	0.00
DA Blocker Corp.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	8.42%	02/10/2032	—	(6)	(2)	0.00
Eclipse Buyer, Inc.	(6) (10) (18)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	4,244	4,208	4,244	0.24
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(3)	—	—
Eclipse Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.25%	09/08/2031	—	(3)	—	—
Essential Services Holding Corporation	(6) (9) (18)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	17,245	17,101	17,197	0.98
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	8.88%	06/17/2031	—	(19)	(13)	0.00
Essential Services Holding Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	8.88%	06/17/2030	1,193	1,171	1,185	0.07
EVDR Purchaser, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	20,274	19,952	20,242	1.16
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	—	(43)	(9)	0.00
EVDR Purchaser, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.23%	02/14/2031	706	654	700	0.04
Express Wash Acquisition Company, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	1,886	1,847	1,867	0.11
Express Wash Acquisition Company, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.18%	04/10/2031	—	(2)	(1)	0.00
FPG Intermediate Holdco, LLC	(6) (8) (13)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	133	131	127	0.01
FPG Intermediate Holdco, LLC	(6) (8) (16)	First Lien Debt	S +	5.00% PIK	8.84%	07/02/2029	27	27	27	0.00
FPG Intermediate Holdco, LLC	(6) (8)	First Lien Debt	S +	5.00% PIK	8.84%	06/29/2029	18	18	18	0.00
GarageCo Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	2,061	2,041	2,040	0.12
GarageCo Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.10%	08/02/2032	—	(14)	(30)	0.00
GarageCo Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.25%	8.10%	07/30/2032	—	(9)	(9)	0.00
Heartland Home Services	(6) (9)	First Lien Debt	S +	5.75%	9.52%	12/15/2026	1,906	1,903	1,861	0.11

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Kodiak Buyer, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	1,534	1,520	1,534	0.09
Kodiak Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	07/26/2032	—	(3)	—	—
Kodiak Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	07/23/2032	—	(4)	—	—
LHS Borrower, LLC	(6) (7) (9)	First Lien Debt	S +	5.25%	8.97%	09/04/2031	6,974	6,874	6,869	0.39
LHS Borrower, LLC	(6) (9) (16)	First Lien Debt	P +	4.25%	11.00%	09/04/2031	64	56	56	0.00
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	9,281	9,206	9,220	0.53
Lightspeed Solution, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.72%	03/01/2028	551	546	547	0.03
Project Accelerate Parent, LLC	(6) (9)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	8,619	8,550	8,619	0.49
Project Accelerate Parent, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	8.97%	02/24/2031	—	(9)	—	—
Vertex Service Partners, LLC	(6) (7) (9)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	1,761	1,728	1,728	0.10
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00% (incl. 4.25% PIK)	9.67%	11/08/2030	3,543	3,474	3,443	0.20
Vertex Service Partners, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	9.67%	11/08/2030	152	144	143	0.01
								183,163	183,060	10.47
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	10,892	10,841	10,892	0.62
Accel International Holdings, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.22%	04/26/2032	—	(8)	—	—
Spark Buyer, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	2,166	2,137	2,003	0.11
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(5)	(66)	0.00
Spark Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	149	143	116	0.01
								13,108	12,945	0.74
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	6,349	6,293	4,444	0.25
Abracon Group Holdings, LLC	(6) (9)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.54%	07/06/2028	425	421	297	0.02
Dwyer Instruments, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	14,162	14,017	14,092	0.81
Dwyer Instruments, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	5,411	5,343	5,383	0.31
Dwyer Instruments, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	07/20/2029	580	566	572	0.03
Infinite Bidco, LLC	(6) (10)	First Lien Debt	S +	6.25%	10.14%	03/02/2028	12,110	11,934	12,110	0.69
Infinite Bidco, LLC	(10)	Second Lien Debt	S +	7.00%	10.89%	03/02/2029	25,500	25,463	24,113	1.38
Magneto Components Buyco, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	9.67%	12/05/2030	15,429	15,218	15,429	0.88
Magneto Components Buyco, LLC	(6) (9) (16)	First Lien Debt	S +	6.00%	9.67%	12/05/2029	—	(30)	—	—
NDT Global Holding, Inc.	(6) (10) (12)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	3,292	3,261	3,259	0.19
NDT Global Holding, Inc.	(6) (10) (12) (16)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	645	636	631	0.04
NDT Global Holding, Inc.	(6) (10) (12) (16)	First Lien Debt	S +	4.50%	8.22%	06/04/2032	—	(7)	(7)	0.00
NSI Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	6,223	6,168	6,223	0.36
NSI Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	(4)	—	—
NSI Holdings, Inc.	(6) (16)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(11)	—	—
Pamlico Avant Holdings, LP	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	1,542	1,526	1,526	0.09
Pamlico Avant Holdings, LP	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	21	19	19	0.00
								90,813	88,091	5.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Financial Services
Applitools, Inc.	(6) (9) (12)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	3,836	3,810	3,768	0.22
Applitools, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(3)	(8)	0.00
BCTO Bluebill Midco, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	15,778	15,627	15,620	0.89
BCTO Bluebill Midco, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.34%	07/30/2032	—	(18)	(20)	0.00
Cerity Partners, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	13,565	13,353	13,532	0.77
Cerity Partners, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(30)	(12)	0.00
Cerity Partners, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	60	58	59	0.00
Cliffwater, LLC	(6) (7) (9)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	8,612	8,532	8,547	0.49
Cliffwater, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.47%	04/22/2032	—	(7)	(6)	0.00
GC Waves Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	8,820	8,753	8,820	0.50
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	4,075	3,969	4,064	0.23
GC Waves Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	10/04/2030	—	(4)	—	—
MAI Capital Management Intermediate, LLC	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	4,620	4,581	4,574	0.26
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	3,916	3,876	3,867	0.22
MAI Capital Management Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	08/29/2031	225	215	213	0.01
PMA Parent Holdings, LLC	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	4,374	4,323	4,331	0.25
PMA Parent Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	01/31/2031	—	(4)	(4)	0.00
SitusAMC Holdings Corporation	(6) (9) (18)	First Lien Debt	S +	5.50%	9.17%	05/14/2031	10,632	10,586	10,632	0.61
Smarsh, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	5,625	5,572	5,625	0.32
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	—	(7)	—	—
Smarsh, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	02/16/2029	311	305	311	0.02
Trintech, Inc.	(6) (7) (8)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	33,404	32,961	33,237	1.90
Trintech, Inc.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.22%	07/25/2029	837	802	822	0.05
								117,250	117,972	6.75
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.99%	01/04/2028	41,189	40,944	33,796	1.93
AMCP Pet Holdings, Inc. (Brightpet)	(6) (8)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.99%	01/04/2028	6,099	6,073	5,004	0.29
Familia Intermediate Holdings I Corp. (Teasdale Latin Foods)	(6) (11)	Other Debt		16.25% PIK	16.25%	06/18/2028	1,500	1,500	—	—
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (8) (11)	First Lien Debt	S +	7.65% (incl. 3.40% PIK)	12.11%	12/20/2027	10,929	10,905	8,096	0.46
								59,422	46,896	2.68
Ground Transportation
eShipping, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	2,848	2,834	2,834	0.16
eShipping, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(3)	(3)	0.00
eShipping, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	67	65	65	0.00
SV Newco 2, Inc.	(6) (9) (12) (18)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	19,641	19,398	19,615	1.12
SV Newco 2, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	12,357	12,197	12,340	0.71

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
SV Newco 2, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	8.42%	06/02/2031	—	(86)	(10)	0.00
								34,405	34,841	1.99
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	5,194	5,115	5,169	0.30
PerkinElmer U.S., LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.48%	03/13/2029	—	(4)	(4)	0.00
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	1,839	1,812	1,839	0.11
Tidi Legacy Products, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	492	484	492	0.03
Tidi Legacy Products, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	—	(5)	—	—
YI, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	5,541	5,461	5,541	0.32
YI, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	9.49%	12/03/2029	—	(11)	—	—
								12,852	13,037	0.75
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	520	512	517	0.03
Advarra Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	09/15/2031	—	—	—	—
DCA Investment Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	20,062	19,859	16,341	0.93
DCA Investment Holdings, LLC	(6) (9) (11)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	1,765	1,737	1,437	0.08
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	742	739	739	0.04
Gateway US Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	210	209	209	0.01
Gateway US Holdings, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.75%	8.42%	09/22/2028	—	—	—	—
Heartland Veterinary Partners, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	1,809	1,804	1,809	0.10
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	4,474	4,437	4,474	0.26
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	4,115	4,088	4,098	0.23
Heartland Veterinary Partners, LLC	(6) (8)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,740	1,725	1,740	0.10
Heartland Veterinary Partners, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	06/12/2028	—	(1)	—	—
iCIMS, Inc.	(6) (9)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	7,081	7,018	7,077	0.40
iCIMS, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	9.61%	08/18/2028	12	12	12	0.00
Imagine 360, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	12,035	11,949	12,035	0.69
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(6)	—	—
Imagine 360, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	10/02/2028	—	(7)	—	—
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	485	482	479	0.03
Intelerad Medical Systems Incorporated	(6) (8) (12)	First Lien Debt	S +	6.50%	10.49%	08/21/2026	34	34	33	0.00
Invictus Buyer, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	3,999	3,966	3,999	0.23
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(7)	—	—
Invictus Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	06/03/2031	—	(5)	—	—
Merative, LP	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	18,118	18,029	18,027	1.03
Merative, LP	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(5)	(10)	0.00
Merative, LP	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	09/30/2032	—	(9)	(9)	0.00
mPulse Mobile, Inc.	(6) (7) (9)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	18,173	17,998	17,991	1.03
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(8)	(17)	0.00
mPulse Mobile, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	08/26/2032	—	(25)	(26)	0.00
Pareto Health Intermediate Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.35%	06/03/2030	28,307	28,031	28,307	1.62
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.35%	06/03/2030	—	(23)	—	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Pareto Health Intermediate Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.35%	06/01/2029	—	(9)	—	—
PPV Intermediate Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	9.57%	08/31/2029	4,292	4,181	4,281	0.24
PPV Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.57%	08/31/2029	14,897	14,791	14,859	0.85
Promptcare Infusion Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	8,797	8,738	8,797	0.50
Promptcare Infusion Buyer, Inc.	(6) (8)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	2,738	2,718	2,738	0.16
Stepping Stones Healthcare Services, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	4,211	4,179	4,211	0.24
Stepping Stones Healthcare Services, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	01/02/2029	1,285	1,269	1,285	0.07
Stepping Stones Healthcare Services, LLC	(6) (16)	First Lien Debt	P +	4.00%	10.75%	12/30/2026	375	373	375	0.02
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	09/09/2027	11,699	11,658	11,688	0.67
Suveto Buyer, LLC	(6) (9) (16)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	65	59	64	0.00
TA Polaris Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	10,378	10,327	10,327	0.59
TA Polaris Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(11)	(11)	0.00
TA Polaris Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(6)	(6)	0.00
Tivity Health, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	8.72%	06/28/2029	8,525	8,493	8,525	0.49
Vardiman Black Holdings, LLC	(6) (10)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	6,280	6,280	5,181	0.30
Vardiman Black Holdings, LLC	(6) (10) (13) (16)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	710	702	640	0.04
								196,275	192,216	11.00
Health Care Technology
Hyland Software, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	8.67%	09/19/2030	38,862	38,429	38,862	2.22
Hyland Software, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.67%	09/19/2029	—	(17)	—	—
Lightspeed Buyer, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	22,925	22,831	22,925	1.31
Lightspeed Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	340	338	340	0.02
Lightspeed Buyer, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	02/03/2027	—	(1)	—	—
								61,580	62,127	3.55
Industrial Conglomerates
Aptean, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	24,994	24,859	24,962	1.43
Aptean, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.57%	01/30/2031	—	(15)	(4)	0.00
Aptean, Inc.	(6) (9) (16)	First Lien Debt	P +	3.75%	10.50%	01/30/2031	452	443	450	0.03
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	S +	5.25%	8.97%	08/13/2029	1,298	1,282	1,291	0.07
Excelitas Technologies Corp.	(6) (9)	First Lien Debt	E +	5.25%	7.15%	08/13/2029	€235	240	274	0.02
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.97%	08/13/2029	—	(10)	(10)	0.00
Excelitas Technologies Corp.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.97%	08/14/2028	—	(1)	(1)	0.00
Raptor Merger Sub Debt, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	31,582	31,027	31,582	1.81
Raptor Merger Sub Debt, LLC	(6) (9) (16)	First Lien Debt	S +	5.50%	9.17%	04/01/2029	407	366	407	0.02
								58,191	58,951	3.37
Insurance Services
Amerilife Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	12,856	12,780	12,760	0.73
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.79%	08/31/2029	2,458	2,441	2,414	0.14
Amerilife Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.79%	08/31/2028	354	344	338	0.02
Fetch Insurance Services, LLC	(6) (8)	Other Debt		12.75% (incl. 3.75% PIK)	12.75%	10/31/2027	2,107	2,084	2,107	0.12
Foundation Risk Partners Corp.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	41,667	41,270	41,667	2.38
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	9,120	9,035	9,120	0.52
Foundation Risk Partners Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	10/29/2029	1,677	1,630	1,677	0.10

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	30,090	29,812	30,090	1.72
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	1,918	1,896	1,918	0.11
Galway Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	09/29/2028	387	369	387	0.02
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	29,208	29,035	29,208	1.67
Higginbotham Insurance Agency, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.22%	06/11/2031	—	(25)	(12)	0.00
High Street Buyer, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	9,688	9,611	9,664	0.55
High Street Buyer, Inc.	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	04/14/2028	46,461	46,032	46,347	2.65
High Street Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	04/16/2027	—	(9)	(5)	0.00
Inszone Mid, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	4,371	4,309	4,360	0.25
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	14,622	14,437	14,565	0.83
Inszone Mid, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(18)	(4)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	35,798	35,798	35,798	2.05
Integrity Marketing Acquisition, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.82%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	7,366	7,330	7,330	0.42
Iris Specialty Acquisiton, LLC	(6) (10) (16)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(3)	(3)	0.00
Iris Specialty Acquisiton, LLC	(6) (10) (16)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(5)	(5)	0.00
Long Term Care Group, Inc.	(6) (9)	First Lien Debt	S +	6.00%	10.13%	09/08/2027	5,426	5,391	4,965	0.28
Majesco, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.47%	09/21/2028	33,206	32,846	33,206	1.90
Majesco, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.47%	09/21/2027	—	(6)	—	—
One, Inc. Software Corporation	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	5,105	5,055	5,055	0.29
One, Inc. Software Corporation	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(5)	(5)	0.00
One, Inc. Software Corporation	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	12/06/2032	—	(4)	(4)	0.00
Patriot Growth Insurance Services, LLC	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	53,364	52,852	53,364	3.05
Patriot Growth Insurance Services, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	—	(31)	—	—
World Insurance Associates, LLC	(6) (7) (8) (18)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	51,283	50,469	51,283	2.93
World Insurance Associates, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	04/03/2030	—	(5)	—	—
								394,715	397,585	22.74
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	11,519	11,408	11,404	0.65
FMG Suite Holdings, LLC	(6) (16)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(15)	(31)	0.00
FMG Suite Holdings, LLC	(6) (16)	First Lien Debt	S +	4.75%	8.57%	09/09/2032	—	(18)	(19)	0.00
Spectrio, LLC	(6) (7) (8)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	32,212	32,109	26,258	1.50
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	12,994	12,980	10,592	0.61
Spectrio, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.82%	12/09/2026	4,132	4,120	3,368	0.19
Triple Lift, Inc.	(6) (7) (9)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	26,740	26,523	25,089	1.44
Triple Lift, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	—	(27)	(247)	-0.01
								87,080	76,414	4.37
IT Services
Apollo Acquisition, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	24,001	23,786	24,001	1.37
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	16	6	16	0.00
Apollo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(23)	—	—
Catalis Intermediate, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	38,551	38,244	38,067	2.18
Catalis Intermediate, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	8,674	8,611	8,565	0.49
Catalis Intermediate, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50%	9.32%	08/04/2027	518	490	465	0.03
Cyber US Bidco, LLC	(6) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	4,055	4,014	4,014	0.23

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cyber US Bidco, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	0.00
Cyber US Bidco, LLC	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(3)	(3)	0.00
GI DI Cornfield Acquisition, LLC	(6) (18)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	30,393	30,112	30,393	1.74
GI DI Cornfield Acquisition, LLC	(6) (7)	First Lien Debt	S +	4.50%	8.32%	03/09/2028	15,667	15,599	15,667	0.90
Help/Systems Holdings, Inc.	(6) (9)	Second Lien Debt	S +	9.00% PIK	12.81%	05/21/2029	17,806	17,806	15,224	0.87
Idera, Inc.	(6) (9)	Second Lien Debt	S +	6.75%	10.75%	03/02/2029	2,607	2,597	2,424	0.14
Recovery Point Systems, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	5.75%	9.79%	02/14/2028	39,795	39,661	39,795	2.28
Recovery Point Systems, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.79%	02/14/2028	—	(11)	—	—
Redwood Services Group, LLC	(6) (9) (18)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	17,365	17,227	17,278	0.99
Redwood Services Group, LLC	(6) (9)	First Lien Debt	S +	5.25%	8.93%	06/15/2029	15,993	15,827	15,905	0.91
Ridge Trail US Bidco, Inc.	(6) (9) (12) (18)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	23,737	23,430	23,737	1.36
Ridge Trail US Bidco, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.50%	8.10%	09/30/2031	—	(51)	—	—
Ridge Trail US Bidco, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	4.50%	8.10%	03/31/2031	744	711	744	0.04
Syntax Systems, Ltd.	(6) (9) (12) (18)	First Lien Debt	S +	5.00%	8.82%	10/27/2028	36,950	36,780	36,729	2.10
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (9) (18)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	23,676	23,463	23,499	1.34
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (9)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	5,435	5,373	5,374	0.31
Thrive Buyer, Inc. (Thrive Networks)	(6) (9) (16)	First Lien Debt	S +	4.50%	8.12%	02/02/2032	494	467	471	0.03
UpStack, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	9,750	9,667	9,677	0.55
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	1,373	1,351	1,344	0.08
UpStack, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.04%	08/25/2031	375	363	364	0.02
Victors Purchaser, LLC	(6) (10) (18)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	6,358	6,311	6,356	0.36
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(4)	—	—
Victors Purchaser, LLC	(6) (10) (16)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	72	67	72	0.00
								321,867	320,174	18.32
Life Sciences Tools & Services
Model N, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	11,815	11,716	11,815	0.68
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(13)	—	—
Model N, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	06/27/2031	—	(14)	—	—
								11,689	11,815	0.68
Machinery
Answer Acquisition, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	13,256	13,177	11,961	0.68
Answer Acquisition, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	9.82%	06/30/2028	375	369	253	0.01
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	10,647	10,512	10,531	0.60
Chase Intermediate, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.59%	10/30/2028	200	194	195	0.01
MHE Intermediate Holdings, LLC	(6) (7) (8) (18)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	11,731	11,655	11,731	0.67
MHE Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	3,599	3,575	3,599	0.21
MHE Intermediate Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	9.99%	07/21/2027	1,000	987	1,000	0.06
								40,469	39,270	2.25
Multi-Utilities
AWP Group Holdings, Inc.	(6) (7) (8)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	7,349	7,162	7,349	0.42
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	1,534	1,513	1,534	0.09

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
AWP Group Holdings, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	375	364	375	0.02
Vessco Midco Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	12,720	12,619	12,662	0.72
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	3,086	3,053	3,065	0.18
Vessco Midco Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.49%	07/24/2031	—	(10)	(6)	0.00
								24,701	24,979	1.43
Pharmaceuticals
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	10,815	10,687	10,799	0.62
Caerus US 1, Inc.	(6) (9) (12)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	1,583	1,563	1,580	0.09
Caerus US 1, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	8.67%	05/25/2029	922	910	920	0.05
Real Chemistry Intermediate III, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	8,775	8,734	8,731	0.50
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	2,126	2,112	2,106	0.12
Real Chemistry Intermediate III, Inc.	(6) (10) (16)	First Lien Debt	S +	4.50%	8.17%	04/12/2032	—	(9)	(10)	0.00
Specialty Pharma III, Inc.	(6) (7) (10)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	3,706	3,687	3,688	0.21
Specialty Pharma III, Inc.	(6) (10) (16)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(2)	(2)	0.00
								27,682	27,812	1.59
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (8) (18)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	3,256	3,238	3,256	0.19
Abacus Data Holdings, Inc. (AbacusNext)	(6) (16)	First Lien Debt	S +	6.00%	10.29%	03/10/2027	—	(7)	—	—
Accordion Partners, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	27,254	27,015	27,254	1.56
Accordion Partners, LLC	(6) (9)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	4,562	4,524	4,562	0.26
Accordion Partners, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(26)	—	—
Aprio Advisory Group, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(6)	(7)	0.00
Aprio Advisory Group, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.70%	08/01/2031	—	(1)	(1)	0.00
Ascend Partner Services, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	4,850	4,809	4,802	0.27
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	8,331	8,255	8,242	0.47
Ascend Partner Services, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(13)	(17)	0.00
Bridgepointe Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	16,882	16,612	16,882	0.97
Bridgepointe Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	16,844	16,558	16,844	0.96
Bullhorn, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	15,407	15,330	15,407	0.88
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	2,134	2,124	2,134	0.12
Bullhorn, Inc.	(6) (8) (16)	First Lien Debt	S +	5.00%	8.72%	10/01/2029	96	92	96	0.01
Carr, Riggs and Ingram Capital, LLC	(6) (10) (18)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	4,280	4,243	4,269	0.24
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	586	574	581	0.03
Carr, Riggs and Ingram Capital, LLC	(6) (10) (16)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(8)	(2)	0.00
ComPsych Investment Corp.	(6) (9)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	13,006	12,952	13,006	0.74
ComPsych Investment Corp.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.61%	07/22/2031	—	(8)	—	—
Deerfield Dakota Holding, LLC	(6) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	27,656	27,392	27,420	1.57
Deerfield Dakota Holding, LLC	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	09/13/2032	—	(25)	(22)	0.00
GPS Merger Sub, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	6,718	6,627	6,659	0.38
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(8)	(11)	0.00
GPS Merger Sub, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	—	(19)	(15)	0.00
GPS Merger Sub, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	8.97%	10/02/2029	2,733	2,707	2,707	0.15
IG Investment Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	10,680	10,601	10,680	0.61

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
IG Investment Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.84%	09/22/2028	—	(8)	—	—
IQN Holding Corp.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2029	5,658	5,628	5,658	0.32
IQN Holding Corp.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2029	1,851	1,835	1,851	0.11
IQN Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	05/02/2028	292	290	292	0.02
KENG Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	3,156	3,104	3,141	0.18
KENG Acquisition, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	3,876	3,814	3,856	0.22
KENG Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.34%	08/01/2029	—	(14)	(6)	0.00
UHY Advisors, Inc.	(6) (9)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	2,191	2,172	2,191	0.13
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	263	253	263	0.02
UHY Advisors, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	169	164	169	0.01
Verdantas, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	16,244	16,044	16,244	0.93
Verdantas, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	05/06/2031	2,562	2,523	2,562	0.15
Verdantas, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	05/06/2030	561	542	561	0.03
WIPFLI Advisory, LLC	(6) (7) (9)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	5,846	5,818	5,818	0.33
WIPFLI Advisory, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(5)	(5)	0.00
WIPFLI Advisory, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.49%	10/01/2032	—	(7)	(7)	0.00
								205,685	207,314	11.86
Real Estate Management & Development
Associations, Inc.	(6) (8)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	10,784	10,776	10,784	0.62
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	361	361	361	0.02
Associations, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50%	10.66%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	17,823	17,744	17,823	1.02
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(11)	—	—
Inhabitiq, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.22%	01/12/2032	—	(13)	—	—
MRI Software, LLC	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	43,774	43,654	43,659	2.50
MRI Software, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	28	28	28	0.00
MRI Software, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	02/10/2028	347	343	342	0.02
Pritchard Industries, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	9.57%	10/13/2027	24,758	24,582	24,016	1.37
Pritchard Industries, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.57%	10/13/2027	5,920	5,876	5,742	0.33
Zarya Intermediate, LLC	(6) (8) (12) (18)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	34,788	34,788	34,788	1.99
Zarya Intermediate, LLC	(6) (8) (12) (16)	First Lien Debt	S +	6.50%	10.32%	07/01/2027	—	—	—	—
								138,128	137,543	7.87
Software
Alert Media, Inc.	(6) (8)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2027	23,267	23,156	23,115	1.32
Alert Media, Inc.	(6) (8) (16)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2027	—	(22)	(28)	0.00
Anaplan, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.32%	06/21/2029	32,710	32,374	32,710	1.87
Appfire Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	20,391	20,352	20,391	1.17
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	50	37	50	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Appfire Technologies, LLC	(6) (8) (16)	First Lien Debt	S +	4.75%	8.42%	03/09/2028	36	35	36	0.00
Apryse Software Corp.	(6) (7) (10) (18)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	27,704	27,442	27,486	1.57
Apryse Software Corp.	(6) (10) (16)	First Lien Debt	S +	4.75%	8.44%	06/28/2032	—	(21)	(18)	0.00
Archduke Buyer, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	3,776	3,739	3,739	0.21
Archduke Buyer, Inc.	(6) (10) (16)	First Lien Debt	S +	5.50%	9.27%	12/03/2032	—	(3)	(3)	0.00
Artifact Bidco, Inc.	(6) (10) (18)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	31,700	31,433	31,700	1.81
Artifact Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.25%	7.82%	07/28/2031	—	(31)	—	—
Artifact Bidco, Inc.	(6) (10) (16)	First Lien Debt	S +	4.25%	7.82%	07/26/2030	—	(42)	—	—
AuditBoard, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	22,200	22,015	22,042	1.26
AuditBoard, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	10,571	10,477	10,496	0.60
AuditBoard, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	07/14/2031	—	(33)	(30)	0.00
Banyan Software Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	12,083	11,978	12,083	0.69
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	9,681	9,560	9,638	0.55
Banyan Software Holdings, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.22%	01/02/2031	—	(11)	—	—
Bottomline Technologies, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.17%	05/14/2029	3,619	3,578	3,619	0.21
Bottomline Technologies, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.17%	05/15/2028	—	(2)	—	—
CLEO Communications Holding, LLC	(6) (7) (8)	First Lien Debt	S +	5.50%	9.32%	06/09/2027	38,471	38,360	38,471	2.20
CLEO Communications Holding, LLC	(6) (8) (16)	First Lien Debt	S +	5.50%	9.32%	06/09/2027	—	(30)	—	—
Coupa Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	2,230	2,192	2,230	0.13
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.09%	02/27/2030	—	(8)	—	—
Coupa Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.09%	02/27/2029	—	(11)	—	—
Cyara AcquisitionCo, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	5,895	5,806	5,895	0.34
Cyara AcquisitionCo, LLC	(6) (8) (16)	First Lien Debt	S +	5.75%	9.42%	06/28/2029	—	(5)	—	—
Diligent Corporation	(6) (9)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	28,138	27,971	28,118	1.61
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	—	(23)	(3)	0.00
Diligent Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	8.82%	08/02/2030	645	630	643	0.04
E-Discovery AcquireCo, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	19,505	19,188	19,493	1.12
E-Discovery AcquireCo, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.07%	08/29/2029	1,272	1,241	1,270	0.07
Emburse, Inc.	(6) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	3,684	3,676	3,675	0.21
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(1)	(2)	0.00
Emburse, Inc.	(6) (9) (16)	First Lien Debt	S +	4.25%	7.92%	05/28/2032	—	(1)	(2)	0.00
Espresso Bidco, Inc.	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	18,296	18,051	18,022	1.03
Espresso Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(33)	(74)	0.00
Espresso Bidco, Inc.	(6) (9) (16)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	03/25/2032	—	(29)	(33)	0.00
Everbridge Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	31,809	31,676	31,809	1.82
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	4,330	4,299	4,330	0.25
Everbridge Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.00%	8.98%	07/02/2031	—	(17)	—	—
Formstack Acquisition, Co.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	10,814	10,691	10,738	0.61
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	1,061	1,032	1,031	0.06
Formstack Acquisition, Co.	(6) (8) (16)	First Lien Debt	S +	5.50%	9.17%	03/28/2030	350	327	334	0.02
Fullsteam Operations, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	16,962	16,801	16,784	0.96
Fullsteam Operations, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(26)	(59)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.12%	08/08/2031	—	(18)	(20)	0.00
Granicus, Inc.	(6) (9)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	13,042	12,946	13,042	0.75
Granicus, Inc.	(6) (9) (16)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	01/17/2031	8,087	8,025	8,087	0.46
Granicus, Inc.	(6) (16)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(13)	—	—
GS AcquisitionCo, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	59,417	59,177	59,417	3.40
GS AcquisitionCo, Inc.	(6) (9) (16)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	24	24	24	0.00
GS AcquisitionCo, Inc.	(6) (8) (16)	First Lien Debt	S +	5.25%	8.92%	05/25/2028	915	905	915	0.05
Hootsuite, Inc.	(6) (12) (18)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	22,163	21,902	21,885	1.25
Hootsuite, Inc.	(6) (12) (16)	First Lien Debt	S +	5.50%	9.23%	05/22/2030	1,500	1,473	1,469	0.08
Icefall Parent, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	5,156	5,079	5,156	0.29
Icefall Parent, Inc.	(6) (8) (16)	First Lien Debt	S +	4.50%	8.17%	01/25/2030	—	(7)	—	—
LegitScript, LLC	(6) (9) (18)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	26,031	25,731	26,031	1.49
LegitScript, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.47%	06/24/2029	688	681	688	0.04
LegitScript, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	9.47%	06/24/2028	1,500	1,466	1,500	0.09
LogRhythm, Inc.	(6) (8)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	9,091	8,884	8,727	0.50
LogRhythm, Inc.	(6) (8) (16)	First Lien Debt	S +	7.50%	11.34%	07/02/2029	—	(19)	(36)	0.00
Montana Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.47%	07/22/2029	8,424	8,378	8,424	0.48
Montana Buyer, Inc.	(6) (16)	First Lien Debt	P +	4.75%	11.50%	07/22/2028	—	(4)	—	—
Nasuni Corporation	(6) (9)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	14,483	14,303	14,483	0.83
Nasuni Corporation	(6) (9) (16)	First Lien Debt	S +	5.00%	8.67%	09/10/2030	—	(35)	—	—
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	6,831	6,793	6,797	0.39
Netwrix Corporation And Concept Searching, Inc.	(6) (9) (16)	First Lien Debt	S +	4.50%	8.32%	06/11/2029	—	(2)	(2)	0.00
Oak Purchaser, Inc.	(6) (7) (9)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	3,560	3,538	3,534	0.20
Oak Purchaser, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.37%	05/31/2028	2,779	2,758	2,751	0.16
Oak Purchaser, Inc.	(6) (16)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	37	34	33	0.00
Onit, Inc.	(6) (7) (9) (18)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	18,241	18,087	18,241	1.04
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(30)	—	—
Onit, Inc.	(6) (9) (16)	First Lien Debt	S +	4.75%	8.56%	01/27/2032	—	(20)	—	—
Optimizely North America, Inc.	(6) (9) (12) (18)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	8,331	8,259	8,165	0.47
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	E +	5.25%	7.15%	10/30/2031	€3,067	3,303	3,530	0.20
Optimizely North America, Inc.	(6) (9) (12)	First Lien Debt	SA +	5.50%	9.22%	10/30/2031	£1,022	1,318	1,347	0.08
Optimizely North America, Inc.	(6) (9) (12) (16)	First Lien Debt	S +	5.00%	8.72%	10/30/2031	—	(10)	(25)	0.00
Pound Bidco, Inc.	(6) (7) (8) (12)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	22,181	22,087	22,181	1.27
Pound Bidco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	1,347	1,347	1,347	0.08
Pound Bidco, Inc.	(6) (7) (8) (12) (16)	First Lien Debt	S +	6.00%	10.22%	02/01/2027	787	783	787	0.05
Project Leopard Holdings, Inc.	(10) (12)	First Lien Debt	S +	5.25%	9.19%	07/20/2029	6,092	5,837	5,231	0.30
Revalize, Inc.	(6) (8)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	19,299	19,265	18,283	1.05

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Revalize, Inc.	(6) (8) (16)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.32%	04/16/2029	50	49	46	0.00
Riskonnect Parent, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	5,622	5,550	5,622	0.32
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	4,145	4,080	4,145	0.24
Riskonnect Parent, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.62%	12/07/2028	168	157	168	0.01
Runway Bidco, LLC	(6) (10) (18)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	10,846	10,749	10,819	0.62
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(12)	(7)	0.00
Runway Bidco, LLC	(6) (10) (16)	First Lien Debt	S +	5.00%	8.67%	12/17/2031	—	(12)	(3)	0.00
Saturn Borrower, Inc.	(6) (8) (18)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	11,372	11,238	11,281	0.65
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(24)	(34)	0.00
Saturn Borrower, Inc.	(6) (8) (16)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	475	454	460	0.03
Securonix, Inc.	(6) (9)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	21,820	21,644	18,701	1.07
Securonix, Inc.	(6) (9) (16)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.19%	04/05/2029	—	(26)	(541)	-0.03
Trunk Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	9,512	9,473	9,512	0.54
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	637	632	637	0.04
Trunk Acquisition, Inc.	(6) (8) (16)	First Lien Debt	S +	5.75%	9.57%	02/19/2030	—	(2)	—	—
User Zoom Technologies, Inc.	(6) (9)	First Lien Debt	S +	7.00%	11.13%	04/05/2029	38,689	38,252	38,399	2.20
Vanco Payment Solutions, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	3,725	3,688	3,688	0.21
Vanco Payment Solutions, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	8.42%	12/01/2031	—	(2)	(2)	0.00
								745,881	744,579	42.59
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	13,057	12,993	12,993	0.74
Jeppesen Holdings, LLC	(6) (10) (16)	First Lien Debt	S +	4.75%	8.59%	11/01/2032	—	(3)	(3)	0.00
								12,990	12,990	0.74
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	2,827	2,801	2,823	0.16
CCI Buyer, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	8.67%	05/13/2032	—	(2)	—	—
Mobile Communications America, Inc.	(6) (7) (8) (18)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	5,836	5,775	5,836	0.33
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	1,473	1,454	1,473	0.08
Mobile Communications America, Inc.	(6) (8) (16)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	192	183	192	0.01
								10,211	10,324	0.59
Total Debt Investments - non-controlled/non-affiliated								$3,777,089	$3,712,473	212.37%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (8) (17)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	3,187	3,187	3,187	0.18
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	17	3	17	0.00
KWOR Acquisition, Inc.	(6) (8) (16) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	02/28/2030	26	5	26	0.00
KWOR Acquisition, Inc.	(6) (17)	Other Debt	S +	8.00% PIK	12.20%	02/28/2030	1,119	1,119	1,119	0.06
								4,314	4,349	0.25

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Debt Investments - non-controlled/affiliated							$4,314	$4,349	0.25%
Total Debt Investments							$3,781,403	$3,716,822	212.62%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AASC Holdings, LP	(6) (14) (15)	Common Equity		11/14/2025	501	$654	$654	0.04%
						654	654	0.04
Automobile Components
Continental Battery Company	(6) (14) (15)	Common Equity		07/16/2025	7,758	—	—	—
Shelby Co-invest, LP (Spectrum Automotive)	(6) (14) (15)	Common Equity		06/29/2021	8,500	850	1,884	0.11
						850	1,884	0.11
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (14) (15)	Common Equity		02/03/2025	240,000	228	277	0.02
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (14) (15)	Common Equity		12/20/2021	1,000,000	1,000	1,734	0.10
Surewerx Topco, LP	(6) (12) (14) (15)	Common Equity		12/28/2022	512	512	578	0.03
						1,740	2,589	0.15
Containers & Packaging
BP Purchaser, LLC	(6) (14) (15)	Common Equity		12/10/2021	1,383,156	1,379	—	—
BP Purchaser, LLC Rights	(6) (14) (15)	Common Equity		03/12/2024	1,666,989	75	—	—
FORTIS Solutions Group, LLC	(6) (14)	Preferred Equity	12.25%	06/24/2022	1,000,000	1,514	996	0.06
						2,968	996	0.06
Distributors
48Forty Solutions, LLC	(6) (14) (15)	Common Equity		11/01/2024	2,748	—	—	—
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (14)	Preferred Equity	12.50% PIK	09/05/2024	120	1,343	1,208	0.07
FPG Parent, LLC	(6) (14) (15)	Common Equity		07/18/2025	341	—	—	—
Leaf Home, LLC	(6) (14)	Preferred Equity	14.00% PIK	09/04/2025	500,000	505	645	0.04
LUV Car Wash	(6) (14) (15)	Common Equity		04/06/2022	123	123	86	0.00
						1,971	1,939	0.11
Electrical Equipment
Sparkstone Electrical Group	(6) (14) (15)	Common Equity		10/15/2024	1,500	150	65	0.00
Financial Services
Applitools, Inc.	(6) (12) (14) (15)	Common Equity		07/18/2025	1,050,864	601	510	0.03
						601	510	0.03
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (14) (15)	Common Equity		03/22/2021	17,543	2,013	—	—
						2,013	—	0.00
Health Care Providers & Services

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
mPulse Mobile, Inc.	(6) (14) (15)	Common Equity			12/17/2021	165,761	1,220	1,244	0.07
SDB Holdco, LLC	(6) (14) (15)	Common Equity			03/29/2024	5,460,555	—	—	—
Suveto Buyer, LLC	(6) (12) (14) (15)	Common Equity			11/19/2021	19,257	1,926	2,229	0.13
Vardiman Black Holdings, LLC	(6) (14)	Preferred Equity		6.00% PIK	03/29/2024	2,649,446	1,977	—	—
							5,123	3,473	0.20
Insurance Services
Amerilife Holdings, LLC	(6) (14) (15)	Common Equity			09/01/2022	908	25	54	0.00
Frisbee Holdings, LP (Fetch)	(6) (14) (15)	Common Equity			10/31/2022	21,744	277	780	0.04
Integrity Marketing Acquisition, LLC	(6) (14)	Preferred Equity		10.50%	12/21/2021	3,250,000	4,897	4,455	0.25
							5,199	5,289	0.30
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (14) (15)	Common Equity			09/09/2025	500,000	—	—	—
FMG Suite Holdings, LLC	(6) (14)	Preferred Equity		8.00% PIK	09/09/2025	500,000	513	513	0.03
							513	513	0.03
IT Services
Help HP SCF Investor, LP (Help/Systems)	(12) (14) (15)	Preferred Equity			05/12/2021	9,619,564	12,461	16,311	0.93
Recovery Point Systems, Inc.	(6) (14) (15)	Common Equity			03/05/2021	1,000,000	1,000	594	0.03
							13,461	16,905	0.97
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (14) (15)	Common Equity			03/09/2021	29,441	2,944	1,447	0.08
Verdantas, LLC	(6) (14) (15)	Common Equity			05/03/2024	4,780	5	7	0.00
Verdantas, LLC	(6) (14)	Preferred Equity		10.00%	05/03/2024	473,220	559	698	0.04
							3,508	2,152	0.12
Real Estate Management & Development
Pritchard Industries, LLC	(6) (14) (15)	Common Equity			10/13/2021	1,882,739	1,937	1,412	0.08

Software
Diligent Corporation	(6) (14)	Preferred Equity		10.50% PIK	04/05/2021	5,000	7,820	7,950	0.45
Fullsteam Operations, LLC	(6) (14) (15)	Common Equity			11/27/2023	2,966	100	248	0.01
Knockout Intermediate Holdings I, Inc.	(6) (14)	Preferred Equity	S +	10.75%	06/25/2022	1,531	2,156	2,216	0.13
Revalize, Inc.	(6) (14)	Preferred Equity	S +	10.00%	12/14/2021	2,255	3,674	3,227	0.18
Reveal Data Solutions	(6) (14) (15)	Common Equity			08/29/2023	477,846	621	579	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (14)	Preferred Equity	S +	10.50%	07/07/2022	1,012,200	1,652	1,683	0.10
							16,023	15,903	0.91
Total Equity Investments - non-controlled/non-affiliated							$56,711	$54,284	3.11%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (14) (15) (17)	Common Equity			02/28/2025	637	$244	$-	—
KWOR Intermediate I, Inc.	(6) (14) (17)	Preferred Equity	S +	8.00% PIK	02/28/2025	680,778	681	440	0.03
							925	440	0.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Equity Investments - non-controlled/affiliated						$925	$440	0.03%
Total Equity Investments						$57,636	$54,724	3.13%
Total Portfolio Investments						$3,839,039	$3,771,546	215.75%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares			3.62%			12,976	12,976	0.74
Cash						81,434	81,434	4.66
Total Cash and Cash Equivalents and Short Term Investments						$94,410	$94,410	5.40%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$3,933,449	$3,865,956	221.15%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt”.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.73% and the P at 6.75%.
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
(11)
Investment was on non-accrual status as of December 31, 2025
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 7.42% of total assets as calculated in accordance with regulatory requirements.
(13)
This investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies".
(14)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $54,724 or 3.13% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(15)
Non-income producing security.
(16)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
48Forty Solutions, LLC	Revolver	11/30/2029	$547	$(323)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	415	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	1,400	—
Accel International Holdings, Inc.	Revolver	04/26/2032	1,874	—
Accordion Partners, LLC	Revolver	11/17/2031	3,043	—
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	41	—
Alert Media, Inc.	Revolver	04/12/2027	4,266	(28)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	113	(1)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	3,375	(25)
Amerilife Holdings, LLC	Revolver	08/31/2028	1,770	(13)
Answer Acquisition, LLC	Revolver	06/30/2028	875	(86)
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	6,255	(279)
Any Hour, LLC	Revolver	05/23/2030	554	(25)
Apex Service Partners, LLC	Revolver	10/24/2029	1,779	(1)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	2,191	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,768	—
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	4,005	—
Appfire Technologies, LLC	Revolver	03/09/2028	131	—
Applitools, Inc.	Revolver	05/25/2028	433	(8)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	1,342	(7)
Aprio Advisory Group, LLC	Revolver	08/01/2031	117	(1)
Apryse Software Corp.	Revolver	06/28/2032	2,296	(18)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	3,698	(5)
Aptean, Inc.	Revolver	01/30/2031	1,129	(1)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(3)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(34)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	253	(3)
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	298	(3)
Ascend Partner Services, LLC	Revolver	11/08/2031	1,684	(17)
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	482	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,480	(5)
Atlas US Finco, Inc.	Revolver	12/09/2028	632	—
AuditBoard, Inc.	Revolver	07/14/2031	4,229	(30)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	1,972	(20)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,052	(38)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,304	—
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	126	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	172	—
Bullhorn, Inc.	Revolver	10/01/2029	622	—
CCI Buyer, Inc.	Revolver	05/13/2032	165	—
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	9,601	(24)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,212	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,471	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	—
Caerus US 1, Inc.	Revolver	05/25/2029	249	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,598	(4)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	1,000	(2)
Catalis Intermediate, Inc.	Revolver	08/04/2027	3,720	(47)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	4,772	(12)
Cerity Partners, LLC	Revolver	07/28/2031	314	(1)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	2,256	(20)
Chase Intermediate, LLC	Revolver	10/30/2028	330	(3)
Cliffwater, LLC	Revolver	04/22/2032	823	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	—
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,033	(3)
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	2,700	(3)
Consor Intermediate II, LLC	Revolver	05/12/2031	976	(1)
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	1,085	—
Coupa Holdings, LLC	Revolver	02/27/2029	831	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	795	(4)
Cyber US Bidco, LLC	Revolver	12/30/2032	349	(3)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(6)
DA Blocker Corp.	Revolver	02/10/2032	735	(2)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	2,571	(22)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	4,118	(3)
Diligent Corporation	Revolver	08/02/2030	2,100	(1)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	1,040	(5)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,113	(1)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	5,881	(9)
EVDR Purchaser, Inc.	Revolver	02/14/2031	2,823	(5)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	719	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	365	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(2)
Emburse, Inc.	Revolver	05/28/2032	658	(2)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	199	(4)
Energy Labs Holdings Corp.	Revolver	04/07/2028	155	(3)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	4,945	(74)
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(33)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	4,773	(13)
Essential Services Holding Corporation	Revolver	06/17/2030	1,790	(5)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	6,783	—
Everbridge Holdings, LLC	Revolver	07/02/2031	4,463	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	05/01/2026	2,000	(10)
Excelitas Technologies Corp.	Revolver	08/14/2028	131	(1)
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	111	(1)
FLS Holding, Inc.	Revolver	12/17/2027	23	(3)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	3,113	(31)
FMG Suite Holdings, LLC	Revolver	09/09/2032	1,868	(19)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,912	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	25	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,979	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	3,272	(23)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,838	(13)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	42	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	5,032	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	5,654	(59)
Fullsteam Operations, LLC	Revolver	08/08/2031	1,885	(20)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	1,664	(8)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	1,109	(11)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,446	(11)
GC Waves Holdings, Inc.	Revolver	10/04/2030	331	—
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	1,274	(11)
GPS Merger Sub, LLC	Revolver	10/02/2029	1,713	(15)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	41	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,555	—
Galway Borrower, LLC	Delayed Draw Term Loan	02/06/2026	1,017	—
Galway Borrower, LLC	Revolver	09/29/2028	1,827	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	3,030	(30)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	909	(9)
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	929	—
Granicus, Inc.	Revolver	01/17/2031	1,800	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,624	(6)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	(9)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	2,795	(17)
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	375	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	2,366	(12)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	2,131	—
High Street Buyer, Inc.	Revolver	04/16/2027	2,136	(5)
Hootsuite, Inc.	Revolver	05/22/2030	1,000	(13)
Hyland Software, Inc.	Revolver	09/19/2029	1,879	—
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IQN Holding Corp.	Revolver	05/02/2028	157	—
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/02/2028	1,064	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,976	—
Inhabitiq, Inc.	Revolver	01/12/2032	3,110	—
Inszone Mid, LLC	Delayed Draw Term Loan	07/24/2026	1,836	(5)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,281	(16)
Inszone Mid, LLC	Revolver	11/30/2029	1,787	(4)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	353	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Revolver	10/02/2029	1,001	(3)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,241	(3)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,092	(5)
Jeppesen Holdings, LLC	Revolver	11/01/2032	653	(3)
Jonathan Acquisition Company	Revolver	05/11/2029	327	(5)
KENG Acquisition, Inc.	Revolver	08/01/2029	1,171	(6)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	—
Kodiak Buyer, LLC	Revolver	07/23/2032	429	—
LHS Borrower, LLC	Revolver	09/04/2031	469	(7)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,731	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,435	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	1,127	—
LeadVenture, Inc.	Revolver	06/23/2032	673	—
LegitScript, LLC	Revolver	06/24/2028	2,667	—
Lightspeed Buyer, Inc.	Revolver	02/03/2027	146	—
LogRhythm, Inc.	Revolver	07/02/2029	909	(36)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	1,025	(10)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	992	(10)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,500	—
MRI Software, LLC	Revolver	02/10/2028	1,387	(4)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	—
Majesco, Inc.	Revolver	09/21/2027	1,575	—
ManTech International CP	Delayed Draw Term Loan	02/17/2026	118	—
ManTech International CP	Revolver	09/14/2028	507	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,070	(10)
Merative, LP	Revolver	09/30/2032	1,812	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	683	—
Mobile Communications America, Inc.	Revolver	10/16/2029	768	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	3,265	—
Model N, Inc.	Revolver	06/27/2031	1,741	—
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	821	(8)
NDT Global Holding, Inc.	Revolver	06/04/2032	733	(7)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	—
NSI Holdings, Inc.	Revolver	11/17/2031	1,316	—
Nasuni Corporation	Revolver	09/10/2030	3,017	—
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(2)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(2)
OEConnection, LLC	Revolver	12/23/2032	231	(1)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	860	(6)
Oak Purchaser, Inc.	Revolver	05/31/2028	522	(4)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(5)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(4)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	—
Onit, Inc.	Revolver	01/27/2032	2,315	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(25)
PDI TA Holdings, Inc.	Revolver	02/03/2031	608	(9)
PMA Parent Holdings, LLC	Revolver	01/31/2031	354	(4)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,497	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	188	(2)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	06/20/2026	5,602	—
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	792	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,919	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,613	(4)
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	871	—
Pound Bidco, Inc.	Revolver	02/01/2027	375	—
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
Project Potter Buyer, LLC	Revolver	04/23/2027	1,173	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	3,474	(35)
Railpros Parent, LLC	Revolver	05/24/2032	1,737	(17)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	415	(4)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,741	(13)
Randy's Holdings, Inc.	Revolver	11/01/2029	899	(9)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	2,035	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	1,775	(9)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(10)
Recovery Point Systems, Inc.	Revolver	02/14/2028	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	1,589	(8)
Revalize, Inc.	Revolver	04/16/2029	21	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	8,268	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,012	—
Riskonnect Parent, LLC	Delayed Draw Term Loan	03/01/2026	1,264	—
Riskonnect Parent, LLC	Revolver	12/07/2028	748	—
RoadOne IntermodaLogistics	Revolver	12/29/2028	35	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,284	(4)
Routeware, Inc.	Revolver	09/18/2031	273	(1)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(7)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(3)
SV Newco 2, Inc.	Revolver	06/02/2031	7,462	(10)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	4,167	(34)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,400	(11)
Securonix, Inc.	Revolver	04/05/2029	3,782	(541)
Sherlock Buyer Corp.	Revolver	12/07/2029	1,286	(41)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	1,072	—
Smarsh, Inc.	Revolver	02/16/2029	493	—
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(66)
Spark Buyer, LLC	Revolver	10/15/2031	289	(22)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(2)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	137	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	881	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	04/25/2026	906	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	250	—
Superman Holdings, LLC	Revolver	08/29/2031	2,901	—
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	601	(1)
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	1,117	(2)
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	198	—
Suveto Buyer, LLC	Revolver	09/09/2027	1,231	(1)
Sweep Purchaser, LLC	Revolver	06/30/2027	1,125	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	4,324	(11)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,297	(6)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(6)
Tamarack Intermediate, LLC	Revolver	03/12/2029	1,853	(5)
Tank Holding Corp.	Revolver	03/31/2028	800	(69)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	2,800	(21)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	2,594	(19)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,835	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	549	(5)
Transit Technologies, LLC	Revolver	08/20/2030	1,705	—
Trintech, Inc.	Revolver	07/25/2029	2,092	(10)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(247)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	—
Two Six Labs, LLC	Revolver	08/20/2027	2,134	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,944	—
UHY Advisors, Inc.	Revolver	11/21/2031	416	—
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,378	(18)
UpStack, Inc.	Revolver	08/25/2031	1,125	(8)
V Global Holdings, LLC	Revolver	01/02/2029	393	(31)
VRC Companies, LLC	Revolver	06/29/2027	1,653	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,250	(17)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vamos Bidco, Inc.	Revolver	01/30/2032	675	(5)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(2)
Vardiman Black Holdings, LLC	Delayed Draw Term Loan	03/29/2026	25	(2)
Vehlo Purchaser, LLC	Revolver	05/24/2028	503	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	156	—
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	622	—
Verdantas, LLC	Revolver	05/06/2030	1,193	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	(29)
Vertex Service Partners, LLC	Revolver	11/08/2030	308	(6)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	647	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,479	(4)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	1,244	(6)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,030	—
Victors Purchaser, LLC	Revolver	12/23/2032	774	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,192	(5)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,461	(7)
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	—
YI, LLC	Revolver	12/03/2029	883	—
Zarya Intermediate, LLC	Revolver	07/01/2027	3,649	—
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(3)
eShipping, LLC	Revolver	12/23/2032	470	(2)
iCIMS, Inc.	Revolver	08/18/2028	33	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	1,731	(17)
mPulse Mobile, Inc.	Revolver	08/26/2032	2,596	(26)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$496,144	$(3,299)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$1,196	$—
Total Unfunded Commitments			$497,340	$(3,299)

(17)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(In thousands, except share amounts)

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31,2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$5,239	$—	$(450)	$—	$4,789	$446
Total	$—	$5,239	$—	$(450)	$—	$4,789	$446

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

(18)
Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Debt (as defined below). See Note 6 “Debt”.

Additional Information

Interest Rate Swaps(a)(b)(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	05/17/2029	$350,000	$6,837	—	$6,392
BNP Paribas	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	3,317	—	3,317
					$700,000	$10,154	$—	$9,709

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

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2024

(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Biotechnology
GraphPad Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	26,824	26,698	26,824	1.46
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	796	759	796	0.04
GraphPad Software, LLC	(6) (9) (16)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	—	(14)	—	—
								27,443	27,620	1.50
Building Products
Project Potter Buyer, LLC	(6) (8)	First Lien Debt	S +	6.00%	10.33%	4/23/2027	13,617	13,617	13,617	0.74
Project Potter Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.00%	10.33%	4/23/2026	—	—	—	—
								13,617	13,617	0.74
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	13,845	13,676	13,571	0.74
Tank Holding Corp.	(6) (7) (9)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	1,709	1,671	1,701	0.09
Tank Holding Corp.	(6) (9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	414	403	412	0.02
Tank Holding Corp.	(9) (16)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	—	(9)	(16)	(0.00)
V Global Holdings, LLC	(6) (7) (9)	First Lien Debt	S +	5.75%	10.42%	12/22/2027	4,805	4,747	4,567	0.25
V Global Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.75%	10.42%	12/22/2025	393	389	359	0.02
								20,877	20,594	1.12
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	16,929	16,773	16,929	0.92
365 Retail Markets, LLC	(6) (8)	First Lien Debt	S +	4.50%	9.24%	12/26/2028	5,432	5,394	5,432	0.29
Atlas Us Finco, Inc.	(6) (8) (12)	First Lien Debt	S +	5.00%	9.63%	12/9/2029	8,970	8,802	8,970	0.49
Atlas Us Finco, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.00%	9.63%	12/9/2028	—	(4)	—	—
BPG Holdings IV Corp.	(6) (9)	First Lien Debt	S +	6.00%	10.33%	7/29/2029	11,529	10,952	9,927	0.54
Consor Intermediate II, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	5,022	4,975	4,994	0.27
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(21)	(26)	(0.00)
Consor Intermediate II, LLC	(6) (9) (16)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(11)	(7)	(0.00)
CRCI Longhorn Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	9,882	9,787	9,882	0.54
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	—	(12)	—	—
CRCI Longhorn Holdings, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	741	726	741	0.04
Encore Holdings, LLC	(6) (9)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	1,812	1,792	1,805	0.10
Encore Holdings, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.58%	11/23/2028	12,409	12,226	12,285	0.67
Encore Holdings, LLC	(6) (16)	First Lien Debt	P +	4.00%	11.50%	11/23/2027	—	(5)	(2)	(0.00)
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	467	462	461	0.03
Energy Labs Holdings Corp.	(6) (8)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	195	189	189	0.01
Energy Labs Holdings Corp.	(6) (8) (16)	First Lien Debt	S +	5.00%	9.46%	4/7/2028	—	(2)	(3)	(0.00)
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	18,833	18,591	16,825	0.91
FLS Holding, Inc.	(6) (8) (12)	First Lien Debt	S +	5.25%	9.71%	12/15/2028	4,416	4,357	3,945	0.21
FLS Holding, Inc.	(6) (8) (12) (16)	First Lien Debt	S +	5.25%	9.71%	12/17/2027	901	883	709	0.04
Ground Penetrating Radar Systems, LLC	(6) (7) (8)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	20,460	20,183	20,460	1.11
Ground Penetrating Radar Systems, LLC	(6) (8) (16)	First Lien Debt	S +	5.25%	9.77%	4/2/2031	—	(52)	—	—
Ground Penetrating Radar Systems, LLC	(6) (16)	First Lien Debt	P +	4.25%	11.75%	4/2/2031	326	291	326	0.02
Helios Service Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	6,790	6,678	6,788	0.37
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	11,098	10,864	11,059	0.60
Helios Service Partners, LLC	(6) (8) (16)	First Lien Debt	S +	5.00%	9.59%	3/19/2027	—	(19)	—	—
Hercules Borrower, LLC	(6) (9) (16)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	C$824	448	363	0.02
HSI Halo Acquisition, Inc.	(6) (9)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	13,587	13,458	13,587	0.74
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	563	545	563	0.03
HSI Halo Acquisition, Inc.	(6) (9) (16)	First Lien Debt	S +	5.00%	9.59%	6/28/2030	—	(20)	—	—
Iris Buyer, LLC	(6) (8)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	6,938	6,771	6,938	0.38
Iris Buyer, LLC	(6) (8) (16)	First Lien Debt	S +	6.25%	10.84%	10/2/2030	654	635	654	0.04

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
(16)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

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

Morgan Stanley Direct Lending Fund

Notes to the Consolidated Financial Statements

December 31, 2025

(In thousands, except shares and per share amounts)

(1) ORGANIZATION

Morgan Stanley Direct Lending Fund (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's functional currency is U.S. Dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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

Money Market Funds

Investments in money market funds are valued at net asset value per share and are included in “Investments in unaffiliated money market fund” in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

As of December 31, 2025 and December 31, 2024, the Company had certain investments in four and two portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2025 and December 31, 2024 was $60,392 and $8,117, respectively.

Offering Costs

Offering costs consist of fees and expenses incurred in connection with equity offerings. Offering costs are charged against the proceeds from equity offerings when proceeds are received.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Deferred debt issuance costs related to any notes or installment debt are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.2 % of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2025, December 31, 2024, and December 31, 2023 the Company accrued $2,814, $2,437 and $1,519 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

(3) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On November 25, 2019, the Company entered into an investment advisory agreement with our Adviser (the “Original Investment Advisory Agreement”).

On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser (as amended and restated, the “Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved by the Board in August 2025 and will continue from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not “interested person” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023 Base Management Fees were $37,825, $25,479, and $7,637 net of waiver, respectively. As of December 31, 2025 and December 31, 2024, $9,596 and $7,042, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023 income based incentive fees were $35,310, $37,432, and $42,012, net of waiver respectively. As of December 31, 2025 and December 31, 2024, $7,281 and $8,956, respectively, were payable to the Investment Adviser relating to income based incentive fees.

ii.
Incentive Fee Based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed not of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”). For the purpose of computing the incentive fee on capital gains, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. Therefore, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the capital gains incentive fee.

For the calendar years ended December 31, 2025 and December 31, 2024, the Adviser has irrevocably waived any capital gains incentive fee in excess of amounts calculated as described above using 15.0% instead of 17.5% in the calculation of any such capital gains incentive fee solely with respect to the Waiver Period, such that the capital gains incentive fee shall be calculated at a weighted rate calculated based on this waiver being applicable only during the applicable days in such calendar year during the Waiver Period, based, in each case, on the number of days in the applicable year.

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, the Investment Adviser accrued $0, $0, and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of December 31, 2025 and December 31, 2024, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.

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

For the year ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company incurred $287, $216, and $178 respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

Amounts unpaid and included in payable to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024 were $69 and $29, respectively.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of December 31, 2025 and December 31, 2024, MS Credit Partners Holdings held approximately 11.3% and 11.0% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,686,118	$3,631,498	96.2%	$3,669,886	$3,654,538	96.5%
Second Lien Debt	83,428	75,210	2.0	78,803	69,367	1.8
Other Debt Investments	11,857	10,114	0.3	9,755	9,198	0.2
Equity	57,636	54,724	1.5	54,683	58,391	1.5
Total	$3,839,039	$3,771,546	100.0%	$3,813,127	$3,791,494	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	1.5%	2.2%
Air Freight & Logistics	0.4	0.3
Automobile Components	3.2	3.0
Automobiles	3.8	3.6
Banks	0.1	—
Beverages	0.1	—
Biotechnology	—	0.7
Building Products	0.4	0.4
Chemicals	0.5	0.5
Commercial Services & Supplies	7.7	9.1
Construction & Engineering	2.3	2.0
Consumer Staples Distribution & Retail	0.8	0.7
Containers & Packaging	1.1	1.2
Distributors	1.8	2.3
Diversified Consumer Services	4.9	4.7
Electrical Equipment	0.4	0.1
Electronic Equipment, Instruments & Components	2.3	2.1
Financial Services	3.1	2.5
Food Products	1.2	2.0
Ground Transportation	0.9	0.6
Health Care Equipment & Supplies	0.4	0.6
Health Care Providers & Services	5.2	5.0
Health Care Technology	1.6	1.6
Industrial Conglomerates	1.6	1.2
Insurance Services	10.7	12.0
Interactive Media & Services	2.0	2.6
IT Services	8.9	8.9
Life Sciences Tools & Services	0.4	0.3
Machinery	1.0	0.9
Multi-Utilities	0.7	0.6
Pharmaceuticals	0.7	0.3
Professional Services	5.7	5.4
Real Estate Management & Development	3.7	3.6
Software	20.2	18.9
Transportation Infrastructure	0.3	—
Wireless Telecommunication Services	0.4	0.1
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$12,951	$13,114	0.3%	0.8%	$8,798	$8,970	0.2%	0.5%
Canada	123,765	124,411	3.3	7.1	153,734	154,953	4.1	8.4
United Kingdom	13,160	13,299	0.4	0.8	12,411	12,196	0.3	0.7
United States	3,689,163	3,620,722	96.0	207.1	3,638,184	3,615,375	95.4	196.2
Total	$3,839,039	$3,771,546	100.0%	215.8%	$3,813,127	$3,791,494	100.0%	205.8%

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

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors, undertakes a multi-step valuation process each quarter, as described below:

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

Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$19,669	$3,611,829	$3,631,498	$—	$51,329	$3,603,209	$3,654,538
Second Lien Debt	—	24,113	51,097	75,210	—	36,016	33,351	69,367
Other Debt Investments	—	—	10,114	10,114	—	—	9,198	9,198
Equity	—	—	38,413	38,413	—	—	41,198	41,198
Subtotal	$—	$43,782	$3,711,453	$3,755,235	$—	$87,345	$3,686,956	$3,774,301
Investment measured at net asset value(1)				16,311				17,193
Total Investments				$3,771,546				$3,791,494
Cash and cash equivalents	$81,434	$—	$—	$81,434	$63,396	$—	$—	$63,396
Unaffiliated money market fund	$12,976	$—	$—	$12,976	$8,976	$—	$—	$8,976

(1)
The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,603,209	$33,351	$9,198	$41,198	$3,686,956
Purchases of investments(1)	770,111	3,063	1,021	2,738	776,933
Proceeds from principal repayments and sales of investments(2)	(772,757)	—	—	(4,498)	(777,255)
Accretion of discount/amortization of premium	15,421	110	22	—	15,553
Payment-in-kind	12,938	1,443	1,059	2,739	18,179
Net change in unrealized appreciation (depreciation)	(37,806)	(447)	(1,186)	(5,739)	(45,178)
Net realized gains (losses)	(9,455)	—	—	1,975	(7,480)
Transfers into/(out) of Level 3(3)	30,168	13,577	—	—	43,745
Fair value, end of period	$3,611,829	$51,097	$10,114	$38,413	$3,711,453
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(39,017)	$(446)	$(1,185)	$(4,370)	$(45,018)

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range(1)
Asset Category	Fair Value	Valuation Technique (2)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,489,094	Yield Analysis	Discount Rate	7.48%	39.21%	9.30%
	122,735	Market Approach	EBITDA Multiple	6.25x	10.00x	8.11x
Investments in second lien debt	46,786	Yield Analysis	Discount Rate	12.27%	20.37%	18.69%
	4,311	Market Approach	EBITDA Multiple	7.75x	10.00x	8.34x
Investments in other securities:
Other debt investments	8,995	Yield Analysis	Discount Rate	13.70%	14.95%	14.65%
	1,119	Market Approach	EBITDA Multiple	6.25x	7.75x	7.75x
Preferred equity	19,519	Income Approach	Discount Rate	11.59%	15.66%	12.71%
	4,511	Market Approach	EBITDA Multiple	7.75x	15.43x	13.23x
Common equity	11,802	Market Approach	EBITDA Multiple	1.20x	24.60x	11.51x
	2,581	Market Approach	Revenue Multiple	5.00x	22.25x	15.80x
Total Investments	$3,711,453

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the year ended December 31, 2025, two preferred equity positions with a combined fair value of $2.9 million transitioned from an income approach to a market approach valuation technique and eight debt investments with a combined fair value of $123.8 million transitioned from a yield analysis to market approach valuation technique.
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

		December 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$351,000	$351,000	$316,000	$316,000
Truist Credit Facility	3	308,153	308,153	617,401	617,401
CLO 2025-1 Issued Debt(1)	3	306,131	309,000	—	—
2027 Notes(2)	2	423,510	424,703	422,174	418,370
2025 Notes(2)	3	—	—	274,144	275,000
2029 Notes(2)(3)	3	351,603	356,850	343,760	350,455
2030 Notes(2)(3)	3	346,275	353,359	—	—
Total		$2,086,672	$2,103,065	$1,973,479	$1,977,226

(1)
As of December 31, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,869 and $0, respectively.
(2)
As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $0, $2,626 and $3,798 and unamortized original issuance discount of $238, $0, $2,621 and $3,286, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(3)
Inclusive of change in fair market value of effective hedge.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows.

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$316,000	$284,000
Truist Credit Facility(1)	1,450,000	308,153	1,132,072	1,300,000	617,401	680,770
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	—	—	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2025 Notes(3)(4)	—	—	—	275,000	275,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	—	—	—
Total	$3,484,000	$2,093,153	$1,381,072	$2,950,000	$1,983,401	$964,770

(1)
As of December 31, 2025 and December 31, 2024, a letter of credit of $9,775 and $1,828, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2025 and December 31, 2024, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of December 31, 2025 and December 31, 2024, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,869 and $0, respectively.
(3)
As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively. As of December 31, 2024, the carrying value of the Company’s 2027 Notes, 2025 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $2,374, $856, $3,297 and $0 and unamortized original issuance discount of $452, $0, $3,398 and $0, respectively.
(4)
The 2025 Notes were redeemed on June 16, 2025.

The Company's summary information of its debt obligations was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Combined weighted average interest rate (1)	5.95%	6.46%	6.51%
Combined weighted average effective interest rate (2)	6.40%	6.90%	6.85%
Combined weighted average debt outstanding	$2,045,024	$1,681,358	$1,576,285

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

BNP Funding Facility

On October 14, 2020, Financing SPV entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of December 31, 2025, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 1.95% and, after the reinvestment period, 2.45%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027, and the facility has a final maturity date of August 21, 2029.

The summary information of the BNP Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$21,508	$20,662	$27,086
Facility unused commitment fees	1,258	2,068	771
Amortization of deferred financing costs	1,644	1,650	1,257
Total	$24,410	$24,380	$29,114
Weighted average interest rate	6.49%	7.77%	7.51%
Weighted average effective interest rate	6.99%	8.53%	7.97%
Weighted average outstanding balance	$331,438	$261,541	$355,507

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of December 31, 2025, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

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

The summary information of the Truist Credit Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$31,730	$36,415	$37,055
Facility unused commitment fees	3,397	2,912	2,287
Amortization of deferred financing costs	2,505	2,077	1,992
Total	$37,632	$41,404	$41,334
Weighted average interest rate	6.27%	7.15%	7.02%
Weighted average effective interest rate	6.76%	7.69%	7.50%
Weighted average outstanding balance	$506,109	$500,828	$520,778

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

The summary information of 2027 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$19,125	$19,125	$19,125
Accretion of original issuance discount	214	215	214
Amortization of debt issuance cost	1,384	1,133	1,122
Total	$20,723	$20,473	$20,461
Stated interest rate	4.50%	4.50%	4.50%
Weighted average effective interest rate	4.88%	4.82%	4.81%

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

The summary information of 2025 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$9,516	$20,762	$20,762
Amortization of debt issuance costs	605	1,216	1,212
Total	$10,121	$21,978	$21,974
Stated interest rate	7.55%	7.55%	7.55%
Weighted average effective interest rate	7.98%	7.99%	7.99%

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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended December 31, 2025. For the year ended December 31, 2025 and December 31, 2024, the Company made payments of $6,054 and $0, respectively. The swap adjusted interest expense is included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. As of December 31, 2025, the interest rate swaps had a fair value of $6,837. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “other assets” on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest and other “financing expenses” on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$22,135	$13,393	$—
Accretion of original issuance discount	777	488	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	3	10	—
Amortization of debt issuance costs	975	802	—
Total	$23,890	$14,693	$—
Stated interest rate	6.15%	6.15%	—%
Weighted average effective interest rate	6.82%	6.59%	—%

2030 Notes

On May 19, 2025, the Company issued $350,000 in aggregate principal amount of 6.000% notes due 2030 (the “2030 Notes”), pursuant to the Third Supplemental Indenture dated May 19, 2025 (the “Third Supplemental Indenture”), which supplements the Base Indenture (together with the Third Supplemental Indenture, the “2030 Notes Indenture”).

The 2030 Notes will mature on May 19, 2030 and may be redeemed in whole or in part at the Company’s option at any time prior to April 19, 2030 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2030 Notes Indenture and at par value on April 19, 2030 or thereafter. The 2030 Notes bear interest at a rate of 6.000% per year payable semi-annually on May 19 and November 19 of each year, commencing on November 19, 2025. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the year ended December 31, 2025, the Company made no periodic payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of December 31, 2025, the interest rate swaps had a fair value of $3,317. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$12,950	$—	$—
Accretion of original issuance discount	466	—	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	42	—	—
Amortization of debt issuance costs	519	—	—
Total	$13,977	$—	$—
Stated interest rate	6.00%	—%	—%
Weighted average effective interest rate	6.40%	—%	—%

Debt Securitization

The Company has determined that the securitization vehicles noted below operate as an extension of the Company and, therefore, will be consolidated by the Company.

CLO 2025-1 Notes

On September 17, 2025 (the "Closing Date"), CLO 2025-1 Issuer completed a $401.2 million term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the 2025-1 Debt Securitization (collectively, the “CLO 2025-1 Notes”) were issued by CLO 2025-1 Issuer, an indirectly wholly owned and consolidated (for tax and accounting purposes) subsidiary of the Company.

The 2025-1 Debt Securitization is backed by a diversified portfolio of senior secured loans. Through October 20, 2029, all principal collections received on the underlying collateral may be used by 2025-1 CLO Issuer to purchase new collateral under the direction of the Company, in its capacity as collateral servicer of 2025-1 CLO Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025-1 Debt Securitization. The Class A-1, Class A-2. Class B, Class C and Class D Notes (together, the “Secured Notes”) and Class A-1 Loan (the “Secured Loan”) are due, or mature on, October 20, 2037. The subordinated notes are due in October 2125.

As of December 31, 2025, there were 103 portfolio companies with a total fair value of $397,541 securing the CLO 2025-1 Debt. The pool of loans in the 2025-1 Debt Securitization must meet certain requirements, set forth in the documents governing the 2025-1 Debt Securitization.

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

		December 31, 2025
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

(1)
The Company retained $19.0 million of the Class D Notes.
(2)
The Company retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization, which are eliminated in consolidation.

The summary information of the CLO 2025-1 Issued Debt is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Borrowing interest expense	$5,309	$—	$—
Amortization of debt issuance costs	70	—	—
Total	$5,379	$—	$—
Stated interest rate	5.83%	—	—
Weighted average effective interest rate	5.91%	—	—

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $497,340 and $564,839 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS

Equity

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Total distributable earnings (loss), beginning of period	$29,624	$8,459	$(54,779)
Net investment income (loss) after taxes	176,026	220,235	198,061
Net realized gain (loss)	(7,422)	(16,467)	118
Net unrealized appreciation (depreciation)	(46,510)	11,796	32,835
Dividends declared	(174,035)	(195,729)	(169,291)
Tax reclassification of stockholders’ equity	2,697	1,330	1,515
Total distributable earnings (loss), end of period	$(19,620)	$29,624	$8,459

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

On March 28, 2025, the Company entered into Equity Distribution Agreements by and among the Company, the Adviser and each of Truist Securities, Inc., Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc. and Regions Securities LLC (collectively, the “Sales Agents”).

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

For the year ended December 31, 2025, there were no shares issued through ATM offerings.

Distributions

The Company adopted an “opt out” DRIP on January 26, 2024 as further amended and restated effective December 7, 2024 (the "DRIP"). As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock, rather than receiving cash. The shares of Common Stock distributed in the Company’s DRIP are either through (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.

The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the year ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the year ended December 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	0.50	400,773	(1)
August 05, 2025	September 30, 2025	October 24, 2025	0.50	434,456	(1)
November 04, 2025	December 31, 2025	January 23, 2026	0.50	415,727	(1)
Total Distribution			$2.00	1,689,230
For the year ended December 31, 2024
February 29, 2024	March 29, 2024	April 25, 2024	$0.50	512,519
May 08, 2024	June 28, 2024	July 25, 2024	0.50	553,637	(1)
January 11, 2024	August 05, 2024	October 25, 2024	0.10	111,159	(1)(2)
August 06, 2024	September 30, 2024	October 25, 2024	0.50	546,673	(1)
January 11, 2024	November 04, 2024	January 24, 2025	0.10	101,485	(1)(2)
November 04, 2024	December 31, 2024	January 24, 2025	0.50	473,635	(1)
Total Distributions			$2.20	2,299,108

(1)
In accordance with the Company’s DRIP, shares were purchased in the open market.
(2)
Represents a special distribution declared by the Board on January 11, 2024

Share Repurchase Program

In January 2024, the Board authorized a share repurchase program to acquire up to $100 million in the aggregate of the Company’s Common Stock at prices below the Company’s net asset value per share over a specified period, in accordance with all applicable laws and regulations. In February 2025, the Board authorized an amended share repurchase program to acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with all applicable securities laws and regulations. For more information, see “—Recent Developments.”

The following table summarizes the shares repurchased under the share repurchase program during the year ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1 - July 31, 2025	93,507	18.99	93,507	68.4
August 1 - August 31, 2025	57,910	18.45	57,910	67.4
September 1 - September 30, 2025	—	—	—	67.4
October 1 - October 31, 2025	—	—	—	67.4
November 1 - November 30, 2025	204,300	16.79	204,300	64.1
December 1- December 31, 2025	330,608	17.18	330,608	58.3
Total Repurchases	2,234,784		2,234,784

The following table summarizes the shares repurchased under the share repurchase program during the year ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - June 30, 2024	—	$—	—	$100.0
July 1 - July 31, 2024	39,344	19.99	39,344	99.2
August 1 - August 31, 2024	217,796	20.10	217,796	94.8
September 1 - September 30, 2024	172,513	20.04	172,513	91.4
October 1 - October 31, 2024	187,607	19.99	187,607	87.6
November 1 - November 30, 2024	307,336	20.34	307,336	81.9
December 1 - December 31, 2024	—	—	—	81.9
Total Repurchases	924,596		924,596

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator—net increase/(decrease) in net assets resulting from operations	$122,094	$215,564	$231,014
Denominator—weighted average shares outstanding	87,270,081	88,649,149	74,239,743
Basic and diluted earnings (loss) per share	$1.40	$2.43	$3.11

(10) INCOME TAXES

For income tax purposes, distributions made to the Company’s stockholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Distributions paid from:
Ordinary income (including net short-term capital gains)	$174,035	$195,611	$168,975
Net long-term capital gains	—	118	316
Total taxable distributions	$174,035	$195,729	$169,291

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

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2025. The amount carried forward to 2026 is estimated to be approximately $73,343, of which $73,343 is expected to be ordinary income and $0 is expected to be capital gains, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

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

The book-to-tax differences relating to distributions made to the Company’s stockholders resulted in reclassifications among certain capital accounts as follows:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Paid-in capital in excess of par value	$(2,697)	$(1,330)	$(1,515)
Total distributable earnings (loss)	2,697	1,330	1,515

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, were as follows (amounts calculated using book-to-tax differences as of the most recent fiscal year ended December 31, 2025, December 31, 2024 and December 31, 2023):

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
Gross unrealized appreciation	$29,854	$38,155	$19,066
Gross unrealized depreciation	(97,737)	(59,527)	(52,242)
Net unrealized appreciation (depreciation)	$(67,883)	$(21,372)	$(33,176)
Tax cost of investments at year end	$3,838,978	$3,813,066	$3,226,720

At December 31, 2025 the Company had available for federal income tax purposes unused capital losses of approximately $24,867, of which $12,527 are short-term and $12,340 are long-term, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$20.81	$20.67	$19.81	$20.91	$20.08
Net investment income (loss)	2.02	2.48	2.67	2.08	2.34
Net unrealized and realized gain (loss)(2)	(0.59)	(0.07)	0.46	(1.26)	0.52
Net increase (decrease) in net assets resulting from operations	1.43	2.41	3.13	0.82	2.86
Dividends declared	(2.00)	(2.20)	(2.27)	(1.92)	(2.07)
Repurchase of common Stock	0.02	0.01	—	—	—
Issuance of common stock, net of underwriting and offering costs	—	(0.08)	—	—	0.04
Total increase (decrease) in net assets	(0.55)	0.14	0.86	(1.10)	0.83
Net asset value, end of period	$20.26	$20.81	$20.67	$19.81	$20.91
Per share market value, end of period	16.48	20.66	n/a	n/a	n/a
Shares outstanding, end of period	86,276,305	88,511,089	83,278,831	70,536,678	56,838,027
Weighted average shares outstanding	87,270,081	88,649,149	74,239,743	61,676,363	31,159,302
Total return based on net asset value(3)	8.64%	12.00%	16.40%	3.99%	14.83%
Total return based on market value(4)	(10.99)%	11.19%	n/a	n/a	n/a
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,748,089	$1,842,156	$1,721,151	$1,397,305	$1,188,587
Ratio of net expenses to average net assets(5)	12.18%	10.52%	11.14%	7.99%	6.77%
Ratio of expenses before waivers to average net assets(5)	12.23%	11.38%	12.65%	9.55%	8.26%
Ratio of net investment income to average net assets(5)	9.69%	11.83%	13.01%	9.97%	10.55%
Ratio of total contributed capital to total committed capital, end of period	n/a	n/a	100.00%	86.48%	88.87%
Asset coverage ratio(6)	183.00%	193.00%	215.00%	191.00%	195.00%
Portfolio turnover rate	20.39%	18.85%	11.98%	14.87%	27.18%

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
(4)
Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP. For the year ended December 31, 2024, the beginning market value per share is based on the initial public offering price of $20.67 per share and not annualized.
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

(12) SENIOR SECURITIES

The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
CLO 2025-1 Notes
December 31, 2025	$309,000	1,830	—	N/A(4)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
December 31, 2025	$425,000	1,830	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
December 31, 2025	$350,000	1,830	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
December 31, 2025	$350,000	1,830	—	N/A(4)
Truist Credit Facility
December 31, 2025	$308,153	1,830	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
December 31, 2025	$351,000	1,830	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
December 31, 2019	$—	—	—	N/A(4)

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

(13) SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

Capstone Lending LLC, a Delaware limited liability company, was formed as a joint venture (“Capstone Lending”) between the Company and a large institutional investor (the “JV Partner”), commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending's principal purpose is to make investments, primarily in senior secured loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. The Company and the JV Partner have equal control of Capstone Lending's investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending's investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

The Company and the JV Partner initially contributed $94,532 and $23,633, respectively, of equity to Capstone Lending. On February 19, 2026, Capstone Lending acquired a portfolio of directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company with aggregate principal of $372.8 million.

On February 19, 2026, Capstone Lending entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third party lender, providing for total commitments of up to $500,000. The JV Credit Facility is secured by substantially all of the assets of Capstone Lending.

On February 26, 2026, the Board declared a distribution of $0.45 per share, which is payable on April 24, 2026 to shareholders of record as of March 31, 2026.

On February 26, 2026, the Board approved the Company’s share repurchase program (the “Program”) under which the Company can repurchase up to $100 million in the aggregate of its Common Stock at prices below the net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. The Company has in the past, and could in the future, enter into a plan to repurchase shares of our Common Stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act. The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, of that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of our Independent Registered Public Accounting Firm.”

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Information relating to our and the Adviser’s codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in “Part I, Item 1. Business-Regulation-Code of Ethics”of this Form 10-K.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

PART IV.

Item 15. Exhibits

(a) Documents filed as part of this Report

The following documents are filed as part of this Report:

(1) Financial Statements - Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 83 of this annual report on Form 10-K.

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

3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 25, 2025 (File No. 814-01332)).
4.1*	Description of Securities.
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
4.7

Third Supplemental Indenture, dated as of May 19, 2025, relating to the 6.000% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on May 19, 2025 (File No. 814-01332)).

4.8	Form of 6.000% Notes due 2030 (Incorporated by reference to Exhibit 4.7 hereto).
4.9

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

Exhibit
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

10.15

Amendment No. 6 to Revolving Credit and Security Agreement, dated as of September 24, 2025, by and among DLF Financing SPV LLC, as borrower, Morgan Stanley Direct Lending Fund, as the Equityholder and the Servicer, the Lenders party thereto, U.S. Bank Trust Company, National Association, as Collateral Agent, and BNP Paribas, as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 29, 2025 (File No. 814-01332)).

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

10.18

Amendment No. 2 to Senior Secured Revolving Credit Agreement, dated May 20, 2022, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders party thereto, and Truist Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K, filed by the Company on May 20, 2022 (File No. 814-01332)).

10.19

Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of January 31, 2023, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, Truist Securities, Inc, as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, LTD and Sumitomo Mitsui

Exhibit
Banking Corporation, as Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on February 6, 2023 (File No. 814-01332)).
10.20

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

10.21

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 25, 2025, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed by the Company on February 27, 2025 (File No. 814-01332)).

10.22

Note Purchase Agreement by and between the Company and the purchasers party thereto, dated September 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on September 14, 2022 (File No. 814-01332)).

10.23

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

10.24

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

10.25	Form of Equity Distribution Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed by the Company on March 28, 2025 (File No. 814-01332)).
10.26

Purchase and Placement Agreement dated as of September 17, 2025 by and between North Haven Private Credit CLO 1 LLC, as Issuer, BNP Paribas Securities Corp. and Morgan Stanley & Co. LLC (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.27

Master Loan Sale Agreement dated as of September 17, 2025 among Morgan Stanley Direct Lending Fund, as the Transferor and North Haven Private Credit CLO 1 LLC, as the 2025 Issuer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.28

Class A-1 Credit Agreement dated as of September 17, 2025 among North Haven Private Credit CLO 1 LLC, as Borrower, and U.S. Bank Trust Company, National Association, as Loan Agent and as Collateral Trustee (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

10.29

Collateral Servicing Agreement dated as of September 17, 2025 by and between North Haven Private Credit Fund CLO 1 LLC, as Issuer, and Morgan Stanley Direct Lending Fund, as Collateral Servicer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed by the Company on September 22, 2025 (File No. 814-01332)).

14.1	Code of Ethics of Morgan Stanley Direct Lending Fund (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
14.2	Code of Ethics of MS Capital Partners Adviser Inc. (Incorporated by reference to the Company’s Form 10-12G/A filed by the Company on November 19, 2019 (File No. 000-56098)).
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed by the Company on February 27, 2025 (File No. 814-01332)).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.7	Morgan Stanley Direct Lending Fund Clawback Policy (Incorporated by reference to Exhibit 99.7 to the Company’s Annual Report on Form 10-K, filed by the Company on March 1, 2024 (File No. 814-01332)).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herein.
**	Management contract or compensatory plan or arrangement.
***	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Direct Lending Fund
Dated: February 26, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (principal executive officer)

Dated: February 26, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (principal financial officer)

Dated: February 26, 2026	By:	/s/ Jonathan Frohlinger
Jonathan Frohlinger Principal Accounting Officer

Dated: February 26, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: February 26, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: February 26, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: February 26, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: February 26, 2026	By:	/s/ Adam Metz
Adam Metz Director