Form 10-Q
period 2026-03-31
Morgan Stanley Direct Lending Fund
filed 2026-05-07
CIK 1782524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at May 6, 2026 was 84,764,712.

MORGAN STANLEY DIRECT LENDING FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

Part I. Financial Statements

Item 1. Consolidated Financial Statements (unaudited)

Morgan Stanley Direct Lending Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,662,649 and $3,833,800)	$3,565,757	$3,766,757
Non-controlled/affiliated investments, at fair value (amortized cost of $11,242 and $5,239)	10,121	4,789
Controlled/affiliated investments, at fair value (amortized cost of $94,532 and $0)	93,072	—
Total investments, at fair value (cost of $3,768,423 and $3,839,039)	3,668,950	3,771,546
Cash and cash equivalents (restricted cash of $3,820 and $3,820)	80,657	81,434
Investments in unaffiliated money market fund (cost of $19,856 and $12,976)	19,856	12,976
Deferred financing costs	15,917	16,874
Interest and dividend receivable from non-controlled/non-affiliated investments	28,410	26,332
Interest receivable from non-controlled/affiliated investments	142	89
Interest receivable from controlled/affiliated investments	1,165	—
Receivable for investments sold/repaid	4,543	455
Other assets	5,163	10,390
Total assets	3,824,803	3,920,096

Liabilities
Debt (net of unamortized debt issuance costs of $10,110 and $10,545)	2,053,053	2,086,672
Payable for investment purchased	7	—
Payable to affiliates (Note 3)	83	91
Distributions payable	38,485	43,222
Management fees payable	9,430	9,596
Income based incentive fees payable	5,800	7,281
Interest payable	24,847	20,945
Accrued expenses and other liabilities	2,631	4,200
Total liabilities	2,134,336	2,172,007

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 85,335,813 and 86,276,305 shares issued and outstanding)	85	86
Paid-in capital in excess of par value	1,752,913	1,767,623
Distributable earnings (loss)	(62,531)	(19,620)
Total net assets	$1,690,467	$1,748,089
Total liabilities and net assets	$3,824,803	$3,920,096
Net asset value per share	$19.81	$20.26

The accompanying notes are an integral part of these consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$81,640	$94,941
Payment-in-kind income	4,051	4,188
Dividend income	932	594
Other income	1,123	1,695
From non-controlled/affiliated investments:
Interest income	100	26
Payment-in-kind income	53	14
From controlled/affiliated investments:
Dividend income	1,165	—
Total investment income	89,064	101,458
Expenses:
Interest and other financing expenses	30,665	34,179
Management fees	9,430	9,618
Income based incentive fees	5,800	9,843
Professional fees	1,474	1,608
Directors’ fees	129	129
Administrative service fees	61	60
General and other expenses	161	182
Total expenses	47,720	55,619
Management fees waiver (Note 3)	—	(641)
Incentive fees waiver (Note 3)	—	(375)
Net expenses	47,720	54,603
Net investment income (loss) before taxes	41,344	46,855
Excise tax expense	834	627
Net investment income (loss) after taxes	40,510	46,228
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(13,173)	562
Foreign currency and other transactions	2	(13)
Net realized gain (loss)	(13,171)	549
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(29,707)	(17,148)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(672)	42
Net change in unrealized appreciation (depreciation) on controlled/affiliated investments	(1,459)	—
Translation of assets and liabilities in foreign currencies	(11)	(1)
Net unrealized appreciation (depreciation)	(31,849)	(17,107)
Net realized and unrealized gain (loss)	(45,020)	(16,558)
Net increase (decrease) in net assets resulting from operations	$(4,510)	$29,670
Earnings per share (basic and diluted)	$(0.05)	$0.34
Weighted average shares outstanding (basic and diluted)	85,775,149	88,413,652

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share and per share amount)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net assets at the beginning of period	$1,748,089	$1,842,156
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	40,510	46,228
Net realized gain (loss)	(13,171)	549
Net change in unrealized appreciation (depreciation)	(31,849)	(17,107)
Net increase in net assets resulting from operations	(4,510)	29,670

Distributions to stockholders from:
Distributable earnings	(38,401)	(44,010)
Total distributions to stockholders	(38,401)	(44,010)

Capital transactions:
Repurchase of common stock	(14,711)	(10,009)
Net increase (decrease) in net assets resulting from capital transactions	(14,711)	(10,009)
Total increase (decrease) in net assets	(57,622)	(24,349)
Net assets at end of period	$1,690,467	$1,817,807
Distributions per share	$0.45	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,510)	$29,670
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	31,838	17,106
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	11	1
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(109)	(24)
Net realized (gain) loss on investments	13,173	(562)
Net realized (gain) loss on foreign currency and other transactions	(2)	13
Investments in unaffiliated money market fund, net	(6,880)	—
Net accretion of discount and amortization of premium on investments	(3,517)	(4,297)
Payment-in-kind interest and dividend capitalized	(4,884)	(4,936)
Amortization of deferred financing costs	1,016	960
Amortization of debt issuance costs and original issuance discount on unsecured notes	1,070	1,138
Purchases of investments and change in payable for investments purchased	(173,960)	(203,744)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	235,719	201,944
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(2,078)	3,579
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(53)	41
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(1,165)	—
(Increase) decrease in other assets	5,227	(2,651)
(Decrease) increase in payable to affiliates	(8)	(18)
(Decrease) increase in management fees payable	(166)	1,935
(Decrease) increase in income based incentive fees payable	(1,481)	512
(Decrease) increase in interest payable	3,902	(4,839)
(Decrease) increase in accrued expenses and other liabilities	(6,796)	(1,724)
Net cash provided by (used in) operating activities	86,347	34,104
Cash flows from financing activities:
Borrowings on debt	196,000	193,000
Repayments on debt	(225,000)	(163,000)
Deferred financing costs paid	(59)	(4,309)
Debt issuance costs paid	(206)	—
Distributions paid in cash	(43,138)	(53,137)
Repurchases of common stock	(14,711)	(9,616)
Net cash provided by (used in) financing activities	(87,114)	(37,062)
Net increase (decrease) in cash, cash equivalents and restricted cash	(767)	(2,958)
Effect of foreign exchange rate changes on cash	(10)	(14)
Cash, cash equivalents and restricted cash, beginning of period	81,434	72,372
Cash, cash equivalents and restricted cash, end of period	$80,657	$69,400

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,792	$2,567
Interest expense paid	$25,060	$36,946
Distributions payable	$38,485	$44,103
Non-cash purchases of investments	$(8,127)	$(5,010)
Non-cash sales of investments	$8,127	$5,010

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	10,569	$10,469	$10,463	0.62%
AA&D Midco, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	1,664	1,648	1,648	0.10
AA&D Midco, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	581	566	565	0.03
Jonathan Acquisition Company	(6) (9)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	2,666	2,630	2,619	0.15
Jonathan Acquisition Company	(6) (9) (17)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	33	28	27	0.00
ManTech International CP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	4,122	4,119	4,122	0.24
ManTech International CP	(6) (10)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	59	58	59	0.00
ManTech International CP	(6) (10) (17)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	—	0.00
Two Six Labs, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	36,658	36,412	36,585	2.16
Two Six Labs, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	6,372	6,326	6,359	0.38
Two Six Labs, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.95%	08/20/2027	—	(10)	(4)	0.00
Zenith Acquisitionco, LLC	(6) (7) (11)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	1,379	1,373	1,373	0.08
Zenith Acquisitionco, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	32	30	30	0.00
Zenith Acquisitionco, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	01/13/2033	—	(1)	(1)	0.00
								63,648	63,845	3.78
Air Freight & Logistics
RoadOne IntermodaLogistics	(6) (9)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	1,618	1,592	1,537	0.09
RoadOne IntermodaLogistics	(6) (9)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	148	146	141	0.01
RoadOne IntermodaLogistics	(6) (9) (17)	First Lien Debt	S +	6.75%	10.45%	12/29/2028	295	290	278	0.02
								2,028	1,956	0.12
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (9) (12)	First Lien Debt	S +	7.00% PIK	10.85%	07/20/2028	6,473	6,415	2,806	0.17
OEConnection, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	1,493	1,486	1,459	0.09
OEConnection, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(2)	(20)	0.00
OEConnection, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(1)	(5)	0.00
PAI Holdco, Inc.	(6) (9)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.32%	10/30/2028	27,847	27,596	23,222	1.37
Randy's Holdings, Inc.	(6) (7) (8) (9)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	7,208	7,084	7,117	0.42
Randy's Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	2,149	2,092	2,087	0.12
Randy's Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.67%	11/01/2029	45	31	34	0.00
Sonny's Enterprises, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	44,960	44,654	43,725	2.59
Sonny's Enterprises, LLC	(6) (9)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	112	110	108	0.01
Spectrum Automotive Holdings Corp.	(6) (7) (8) (10)	First Lien Debt	S +	5.25%	8.92%	06/29/2028	22,870	22,737	22,870	1.35

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrum Automotive Holdings Corp.	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	06/29/2028	15,816	15,686	15,816	0.94
Spectrum Automotive Holdings Corp.	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	06/29/2027	—	(3)	—	0.00
								127,885	119,219	7.05
Automobiles
COP Collisionright Parent, LLC	(6) (7) (8) (9)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	8,971	8,860	8,903	0.53
COP Collisionright Parent, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	5,953	5,839	5,837	0.35
COP Collisionright Parent, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	202	186	191	0.01
Drivecentric Holdings, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	26,596	26,378	26,596	1.57
Drivecentric Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(1)	—	0.00
Drivecentric Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(27)	—	0.00
LeadVenture, Inc.	(6) (7) (10)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	8,787	8,666	8,618	0.51
LeadVenture, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	685	669	653	0.04
LeadVenture, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	06/23/2032	38	27	22	0.00
Vehlo Purchaser, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	4,065	4,041	3,994	0.24
Vehlo Purchaser, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	15,474	15,352	15,203	0.90
Vehlo Purchaser, LLC	(6) (10) (17)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(3)	(9)	0.00
								69,987	70,008	4.14
Banks
Computer Services, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	2,251	2,240	2,222	0.13
Computer Services, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(2)	(13)	0.00
								2,238	2,209	0.13
Beverages
Vamos Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	5,359	5,312	5,225	0.31
Vamos Bidco, Inc.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(9)	(56)	0.00
Vamos Bidco, Inc.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(6)	(17)	0.00
								5,297	5,152	0.30
Building Products
Project Potter Buyer, LLC	(6) (8) (9)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	14,924	14,920	14,907	0.88
Project Potter Buyer, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	(1)	0.00
								14,920	14,906	0.88
Chemicals
Tank Holding Corp.	(7) (8) (10)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	15,355	15,222	13,660	0.81
Tank Holding Corp.	(10)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	481	473	429	0.03
Tank Holding Corp.	(10) (17)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	—	(5)	(88)	(0.01)
V Global Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	10.05%	01/02/2029	4,799	4,762	4,348	0.26
V Global Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	6.25% (incl. 3.70% PIK)	9.53%	01/02/2029	246	243	183	0.01

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								20,695	18,532	1.10
Commercial Services & Supplies
365 Retail Markets, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.16%	12/26/2028	16,710	16,599	16,710	0.99
365 Retail Markets, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.16%	12/26/2028	5,363	5,336	5,363	0.32
Astra Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	4,500	4,467	4,500	0.27
Astra Service Partners, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	296	290	296	0.02
Atlas US Finco, Inc.	(6) (9) (13)	First Lien Debt	S +	4.75%	8.42%	12/10/2029	13,080	12,932	12,949	0.77
Atlas US Finco, Inc.	(6) (9) (13) (17)	First Lien Debt	S +	4.75%	8.42%	12/11/2028	—	(4)	(6)	0.00
AWP Group Holdings, Inc.	(6) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	7,330	7,151	7,330	0.43
AWP Group Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	1,530	1,511	1,530	0.09
AWP Group Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	513	503	513	0.03
BPG Holdings IV Corp.	(6) (10)	First Lien Debt	S +	7.00% (incl. 5.00% PIK)	10.70%	07/30/2029	11,826	11,384	9,693	0.57
Consor Intermediate II, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	6,817	6,771	6,817	0.40
Consor Intermediate II, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	—	(18)	—	0.00
Consor Intermediate II, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	305	296	305	0.02
CRCI Longhorn Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	9,759	9,679	9,721	0.58
CRCI Longhorn Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(10)	(10)	0.00
CRCI Longhorn Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(13)	(6)	0.00
Energy Labs Holdings Corp.	(6) (9)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	461	458	452	0.03
Energy Labs Holdings Corp.	(6) (9)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	469	463	457	0.03
Energy Labs Holdings Corp.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.77%	04/07/2028	104	102	100	0.01
Firebird Acquisition Corp, Inc.	(6) (10)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	5,783	5,759	5,783	0.34
Firebird Acquisition Corp, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	1,853	1,842	1,853	0.11
Firebird Acquisition Corp, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(4)	—	0.00
FLS Holding, Inc.	(6) (9) (13)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	18,641	18,468	15,916	0.94
FLS Holding, Inc.	(6) (9) (13)	First Lien Debt	S +	5.25%	9.10%	12/15/2028	4,371	4,329	3,732	0.22
FLS Holding, Inc.	(6) (9) (13) (17)	First Lien Debt	S +	5.25%	9.10%	12/17/2027	1,780	1,769	1,516	0.09
Hercules Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	4,947	4,921	4,897	0.29
Hercules Borrower, LLC	(6) (10)	First Lien Debt	C +	4.75%	7.06%	12/15/2028	C$ 2,985	2,086	2,118	0.13
HSI Halo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	13,417	13,309	13,363	0.79
HSI Halo Acquisition, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	1,612	1,592	1,599	0.09
HSI Halo Acquisition, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	(15)	(9)	0.00
Iris Buyer, LLC	(6) (8) (9) (13)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	7,028	6,891	6,976	0.41
Iris Buyer, LLC	(6) (9) (13)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	646	633	641	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Iris Buyer, LLC	(6) (9) (13) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(16)	(8)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(6) (10)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	3,800	3,764	3,800	0.22
Procure Acquireco, Inc. (Procure Analytics)	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	308	303	308	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	12/20/2028	—	(2)	—	0.00
Railpros Parent, LLC	(6) (10)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	11,233	11,131	11,149	0.66
Railpros Parent, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	1,042	1,022	1,016	0.06
Railpros Parent, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(15)	(13)	0.00
Routeware, Inc.	(6) (9)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	3,182	3,155	3,142	0.19
Routeware, Inc.	(6) (9) (17)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	347	339	328	0.02
Routeware, Inc.	(6) (9) (17)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	68	65	64	0.00
Sherlock Buyer Corp.	(6) (8) (9)	First Lien Debt	S +	5.75%	9.45%	12/06/2030	10,699	10,593	10,124	0.60
Sherlock Buyer Corp.	(6) (9) (17)	First Lien Debt	S +	5.75%	9.45%	12/07/2029	—	(8)	(69)	0.00
Surewerx Purchaser III, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	5,845	5,740	5,844	0.35
Surewerx Purchaser III, Inc.	(6) (10) (13)	First Lien Debt	C +	5.25%	7.51%	12/28/2029	C$ 252	184	181	0.01
Surewerx Purchaser III, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	5.25%	8.94%	12/28/2029	—	(11)	—	0.00
Surewerx Purchaser III, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	5.25%	8.94%	12/28/2028	290	277	290	0.02
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2034	1,674	836	1,071	0.06
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2036	4,872	—	1	0.00
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75% PIK	9.53%	06/30/2027	6,847	6,847	6,847	0.41
Sweep Purchaser, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.53%	06/30/2027	3,124	3,124	3,124	0.18
Sweep Purchaser, LLC	(6) (9) (17)	First Lien Debt	S +	5.75%	9.53%	06/30/2027	281	281	281	0.02
Tamarack Intermediate, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	9,953	9,882	9,903	0.59
Tamarack Intermediate, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	1,600	1,573	1,579	0.09
Tamarack Intermediate, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	—	(10)	(9)	0.00
Transit Technologies, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	10,405	10,317	10,247	0.61
Transit Technologies, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	994	976	943	0.06
Transit Technologies, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	—	(12)	(26)	0.00
US Infra Svcs Buyer, LLC	(6) (7) (9)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	10.64%	06/13/2028	14,053	14,006	9,833	0.58
US Infra Svcs Buyer, LLC	(6) (7) (9)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	10.64%	06/13/2028	1,983	1,982	1,388	0.08

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
US Infra Svcs Buyer, LLC	(6) (9) (17)	First Lien Debt	S +	6.75% (incl 5.75% PIK)	10.64%	06/13/2028	2,100	2,100	1,424	0.08
Vensure Employer Services, Inc.	(6) (11)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	10,113	10,030	10,010	0.59
Vensure Employer Services, Inc.	(6) (11) (17)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(3)	(3)	0.00
VRC Companies, LLC	(6) (9)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	71,325	71,047	71,325	4.22
VRC Companies, LLC	(6) (9)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	490	487	490	0.03
VRC Companies, LLC	(6) (9) (17)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	—	(5)	—	0.00
								309,456	299,683	17.73
Construction & Engineering
Arcoro Holdings Corp.	(6) (8) (9)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	12,815	12,629	12,529	0.74
Arcoro Holdings Corp.	(6) (9) (17)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	—	(26)	(44)	0.00
KPSKY Acquisition, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.27%	10/19/2028	33,085	32,794	30,167	1.78
KPSKY Acquisition, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.27%	10/19/2028	7,577	7,506	6,909	0.41
LJ Avalon Holdings, LLC	(6) (7) (8) (9)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	6,201	6,124	6,201	0.37
LJ Avalon Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	6,605	6,534	6,597	0.39
LJ Avalon Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(13)	—	0.00
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	19,797	19,716	19,649	1.16
Superman Holdings, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	6,488	6,441	6,439	0.38
Superman Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(11)	(22)	0.00
								91,694	88,425	5.23
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (10)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	27,386	27,179	26,773	1.58
PDI TA Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	2,128	2,112	2,077	0.12
								29,291	28,850	1.71
Containers & Packaging
BP Purchaser, LLC	(6) (10)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.44%	12/11/2028	17,708	17,552	13,877	0.82
FORTIS Solutions Group, LLC	(6) (8) (10)	First Lien Debt	S +	5.50%	9.30%	10/13/2028	26,402	26,172	26,402	1.56
FORTIS Solutions Group, LLC	(6) (10)	First Lien Debt	S +	5.50%	9.30%	10/13/2028	273	271	273	0.02
FORTIS Solutions Group, LLC	(6) (10) (17)	First Lien Debt	S +	5.50%	9.30%	10/15/2027	1,214	1,201	1,214	0.07
								45,196	41,766	2.47
Distributors
ABB Concise Optical Group, LLC	(6) (10)	First Lien Debt	S +	7.50%	11.36%	02/23/2028	17,008	16,842	16,370	0.97
PT Intermediate Holdings III, LLC	(6) (10)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	42,966	42,683	42,966	2.54
PT Intermediate Holdings III, LLC	(6) (10) (17)	First Lien Debt	S +	4.75% (incl. 1.00% PIK)	8.45%	04/09/2030	—	(3)	—	0.00
								59,522	59,336	3.51

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Any Hour, LLC	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	23,542	23,281	21,118	1.25
Any Hour, LLC	(6) (11)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	667	660	598	0.04
Any Hour, LLC	(6) (11) (17)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	3,178	3,142	2,819	0.17
Any Hour, LLC	(6) (11)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	7,489	7,393	6,668	0.39
Apex Service Partners, LLC	(6) (7) (8) (9)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	30,168	29,779	30,168	1.78
Apex Service Partners, LLC	(6) (9)	First Lien Debt	S +	5.00%	8.67%	10/24/2030	7,184	7,081	7,184	0.42
Apex Service Partners, LLC	(6) (9) (17)	First Lien Debt	S +	5.00%	8.67%	10/24/2029	1,107	1,081	1,107	0.07
Assembly Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	19,907	19,783	19,907	1.18
Assembly Intermediate, LLC	(6) (9)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	4,148	4,125	4,148	0.25
Assembly Intermediate, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	10/19/2027	—	(11)	—	0.00
DA Blocker Corp.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	7,054	6,992	6,913	0.41
DA Blocker Corp.	(6) (10) (13) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(9)	(44)	0.00
DA Blocker Corp.	(6) (10) (13) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	29	23	15	0.00
Eclipse Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	4,244	4,209	4,212	0.25
Eclipse Buyer, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(3)	(5)	0.00
Eclipse Buyer, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(3)	(3)	0.00
Essential Services Holding Corporation	(6) (10)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	17,245	17,107	16,918	1.00
Essential Services Holding Corporation	(6) (10) (17)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	(18)	(90)	(0.01)
Essential Services Holding Corporation	(6) (10) (17)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	1,193	1,172	1,137	0.07
EVDR Purchaser, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	20,223	19,915	20,167	1.19
EVDR Purchaser, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	—	(41)	(16)	0.00
EVDR Purchaser, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	1,117	1,068	1,107	0.07
Express Wash Acquisition Company, LLC	(6) (9)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	1,881	1,844	1,857	0.11
Express Wash Acquisition Company, LLC	(6) (9) (17)	First Lien Debt	S +	6.25%	9.90%	04/10/2031	—	(2)	(1)	0.00
FPG Intermediate Holdco, LLC	(6) (9) (14)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	136	134	112	0.01
FPG Intermediate Holdco, LLC	(6) (9)	First Lien Debt	S +	5.00% PIK	8.70%	07/02/2029	47	47	47	0.00
GarageCo Intermediate II, LLC	(6) (10)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	2,061	2,042	2,030	0.12
GarageCo Intermediate II, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(14)	(46)	0.00
GarageCo Intermediate II, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(14)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Home Services	(6) (10)	First Lien Debt	S +	5.75%	9.55%	12/15/2026	1,901	1,899	1,864	0.11
Kodiak Buyer, LLC	(6) (10)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	1,534	1,520	1,531	0.09
Kodiak Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(2)	(1)	0.00
Kodiak Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(4)	(1)	0.00
LHS Borrower, LLC	(6) (7) (10)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	6,948	6,851	6,826	0.40
LHS Borrower, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	139	131	129	0.01
Lightspeed Solution, LLC	(6) (10)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	9,281	9,214	9,077	0.54
Lightspeed Solution, LLC	(6) (10)	First Lien Debt	S +	6.00%	9.67%	03/01/2028	551	547	539	0.03
Project Accelerate Parent, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	8,597	8,531	8,597	0.51
Project Accelerate Parent, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	02/24/2031	—	(9)	—	0.00
Vertex Service Partners, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	1,775	1,743	1,738	0.10
Vertex Service Partners, LLC	(6) (10) (17)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	3,570	3,504	3,482	0.21
Vertex Service Partners, LLC	(6) (10) (17)	First Lien Debt	S +	6.00%	9.70%	11/08/2030	353	345	343	0.02
								185,039	182,137	10.77
Electrical Equipment
Accel International Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	10,892	10,843	10,892	0.64
Accel International Holdings, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(8)	—	0.00
Spark Buyer, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	2,160	2,133	1,976	0.12
Spark Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(5)	(74)	0.00
Spark Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	197	191	160	0.01
								13,154	12,954	0.77
Electronic Equipment, Instruments & Components
Abracon Group Holdings, LLC	(6) (10) (12)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	6,424	6,369	3,083	0.18
Abracon Group Holdings, LLC	(6) (10) (12)	First Lien Debt	S +	6.60% (incl. 4.60% PIK)	10.32%	07/06/2028	430	426	206	0.01
Dwyer Instruments, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	12,005	11,889	11,915	0.70
Dwyer Instruments, Inc.	(6) (10)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	4,586	4,534	4,553	0.27
Dwyer Instruments, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	07/20/2029	612	601	602	0.04
Infinite Bidco, LLC	(6) (11)	First Lien Debt	S +	6.25%	9.91%	03/02/2028	12,079	11,921	12,023	0.71
Infinite Bidco, LLC	(11)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	25,500	25,466	23,205	1.37
Magneto Components Buyco, LLC	(6) (7) (10)	First Lien Debt	S +	6.00%	9.70%	12/05/2030	15,391	15,189	15,391	0.91
Magneto Components Buyco, LLC	(6) (10) (17)	First Lien Debt	S +	6.00%	9.70%	12/05/2029	—	(28)	—	0.00
NDT Global Holding, Inc.	(6) (11) (13)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	2,743	2,718	2,702	0.16
NDT Global Holding, Inc.	(6) (11) (13) (17)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	538	529	519	0.03
NDT Global Holding, Inc.	(6) (11) (13) (17)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	31	25	22	0.00
NSI Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	6,207	6,155	6,207	0.37

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
NSI Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(4)	—	0.00
NSI Holdings, Inc.	(6) (10) (17)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(11)	—	0.00
Pamlico Avant Holdings, LP	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	1,542	1,526	1,518	0.09
Pamlico Avant Holdings, LP	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(2)	(3)	0.00
								87,303	81,943	4.85
Financial Services
Applitools, Inc.	(6) (10) (13)	First Lien Debt	S +	6.25% PIK	9.92%	05/25/2029	3,931	3,907	3,420	0.20
Applitools, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	6.25%	9.92%	05/25/2028	—	(3)	(56)	0.00
BCTO Bluebill Midco, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	15,778	15,631	15,462	0.91
BCTO Bluebill Midco, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(18)	(40)	0.00
Cerity Partners, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	16,566	16,339	16,566	0.98
Cerity Partners, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(5)	—	0.00
Cerity Partners, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	150	148	150	0.01
Cliffwater, LLC	(6) (7) (10)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	8,590	8,513	8,461	0.50
Cliffwater, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	—	(7)	(12)	0.00
GC Waves Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	7,194	7,130	7,175	0.42
GC Waves Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	4,356	4,270	4,337	0.26
GC Waves Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	—	(3)	(1)	0.00
MAI Capital Management Intermediate, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	4,609	4,571	4,517	0.27
MAI Capital Management Intermediate, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	4,205	4,165	4,106	0.24
MAI Capital Management Intermediate, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	450	441	426	0.03
PMA Parent Holdings, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	4,374	4,325	4,320	0.26
PMA Parent Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	—	(4)	(4)	0.00
SitusAMC Holdings Corporation	(6) (8) (10)	First Lien Debt	S +	5.50%	9.20%	05/14/2031	10,605	10,561	10,605	0.63
Smarsh, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	5,625	5,576	5,550	0.33
Smarsh, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	119	113	105	0.01
Smarsh, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	02/16/2029	171	166	161	0.01
Trintech, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	13,703	13,569	13,569	0.80
Trintech, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(11)	(11)	0.00
Trintech, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(17)	(17)	0.00
								99,357	98,789	5.84
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.82%	01/04/2028	41,502	41,286	26,989	1.60
AMCP Pet Holdings, Inc. (Brightpet)	(6) (9)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.82%	01/04/2028	6,145	6,122	3,996	0.24

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (9) (12)	First Lien Debt	S +	6.25% PIK	11.47%	03/30/2029	10,929	10,908	7,266	0.43
								58,316	38,251	2.26
Ground Transportation
eShipping, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	2,848	2,834	2,819	0.17
eShipping, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(6) (10) (17)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	34	31	28	0.00
SV Newco 2, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	19,592	19,358	19,557	1.16
SV Newco 2, Inc.	(6) (10) (13)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	12,326	12,172	12,304	0.73
SV Newco 2, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	792	710	779	0.05
								35,102	35,476	2.10
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(6) (7) (8) (9)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	5,194	5,120	5,156	0.31
PerkinElmer U.S., LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	(4)	(12)	0.00
Tidi Legacy Products, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	1,834	1,809	1,834	0.11
Tidi Legacy Products, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	491	484	491	0.03
Tidi Legacy Products, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(4)	—	0.00
YI, LLC	(6) (7) (8) (9)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	5,527	5,451	5,521	0.33
YI, LLC	(6) (9) (17)	First Lien Debt	S +	5.75%	9.43%	12/03/2029	—	(11)	(1)	0.00
								12,845	12,989	0.77
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	518	511	510	0.03
Advarra Holdings, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	09/15/2031	—	—	(1)	0.00
Blue River PetCare, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	271	271	271	0.02
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	—	(2)	(2)	0.00
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	13	12	12	0.00
DCA Investment Holdings, LLC	(6) (10) (12)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	20,062	19,859	16,179	0.96
DCA Investment Holdings, LLC	(6) (10) (12)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	1,765	1,737	1,423	0.08
Gateway US Holdings, Inc.	(6) (10) (13)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	741	738	737	0.04
Gateway US Holdings, Inc.	(6) (10) (13)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	209	208	208	0.01
Gateway US Holdings, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	4.75%	8.45%	09/22/2028	—	—	—	0.00
Heartland Veterinary Partners, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	1,805	1,800	1,805	0.11
Heartland Veterinary Partners, LLC	(6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	4,552	4,517	4,552	0.27
Heartland Veterinary Partners, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	4,400	4,375	4,400	0.26
Heartland Veterinary Partners, LLC	(6) (9)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,770	1,756	1,770	0.10

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.51%	06/12/2028	—	(1)	—	0.00
iCIMS, Inc.	(6) (10)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	7,081	7,023	6,897	0.41
iCIMS, Inc.	(6) (10) (17)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	6	6	5	0.00
Imagine 360, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	12,004	11,925	12,004	0.71
Imagine 360, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(5)	—	0.00
Imagine 360, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(7)	—	0.00
Invictus Buyer, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	3,989	3,958	3,979	0.24
Invictus Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(6)	(4)	0.00
Invictus Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(5)	(2)	0.00
Merative, LP	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	18,072	17,987	17,982	1.06
Merative, LP	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(5)	(10)	0.00
Merative, LP	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(8)	(9)	0.00
mPulse Mobile, Inc.	(6) (7) (10)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	18,128	17,960	17,629	1.04
mPulse Mobile, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(8)	(48)	0.00
mPulse Mobile, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(24)	(71)	0.00
Pareto Health Intermediate Holdings, Inc.	(6) (8) (9)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	35,642	35,313	35,540	2.10
Pareto Health Intermediate Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.71%	06/01/2029	—	(10)	(2)	0.00
PPV Intermediate Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.67%	08/31/2029	4,281	4,176	4,206	0.25
PPV Intermediate Holdings, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	14,859	14,760	14,599	0.86
Promptcare Infusion Buyer, Inc.	(6) (8) (9)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	8,774	8,724	8,774	0.52
Promptcare Infusion Buyer, Inc.	(6) (9)	First Lien Debt	S +	6.00%	9.95%	09/01/2027	2,732	2,713	2,732	0.16
Stepping Stones Healthcare Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	5,496	5,454	5,454	0.32
Stepping Stones Healthcare Services, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(2)	(2)	0.00
Suveto Buyer, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	09/09/2027	11,720	11,684	11,720	0.69
Suveto Buyer, LLC	(6) (10) (17)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	97	92	97	0.01
TA Polaris Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	10,378	10,328	10,226	0.60
TA Polaris Buyer, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	1,341	1,327	1,277	0.08
TA Polaris Buyer, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(6)	(19)	0.00
Tivity Health, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	06/28/2029	8,503	8,474	8,461	0.50
Vardiman Black Holdings, LLC	(6) (11) (12)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	6,340	6,340	4,533	0.27
Vardiman Black Holdings, LLC	(6) (11) (12) (14)	First Lien Debt	S +	7.00% PIK	10.77%	03/18/2027	712	705	559	0.03
								204,644	198,371	11.73
Health Care Technology
Hyland Software, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	8.70%	09/19/2030	35,909	35,525	35,873	2.12
Hyland Software, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	09/19/2029	—	(15)	(2)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								35,510	35,871	2.12
Industrial Conglomerates
Aptean, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	25,183	25,053	25,183	1.49
Aptean, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(14)	—	0.00
Aptean, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	361	353	361	0.02
Goose Borrower, LP	(6) (10)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	1,855	1,837	1,837	0.11
Goose Borrower, LP	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	—	(3)	(3)	0.00
Raptor Merger Sub Debt, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	31,500	30,983	31,500	1.86
Raptor Merger Sub Debt, LLC	(6) (10) (17)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	570	532	570	0.03
								58,741	59,448	3.52
Insurance Services
Amerilife Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	12,824	12,752	12,695	0.75
Amerilife Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	08/31/2029	2,452	2,436	2,392	0.14
Amerilife Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	08/31/2028	354	345	333	0.02
Foundation Risk Partners Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	41,559	41,180	41,559	2.46
Foundation Risk Partners Corp.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	9,109	9,026	9,109	0.54
Foundation Risk Partners Corp.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	10/29/2029	1,258	1,213	1,258	0.07
Galway Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	30,015	29,760	29,583	1.75
Galway Borrower, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	1,972	1,952	1,942	0.11
Galway Borrower, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	842	825	810	0.05
Higginbotham Insurance Agency, Inc.	(6) (7) (8) (9)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	29,135	28,969	29,135	1.72
Higginbotham Insurance Agency, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	—	(18)	—	0.00
High Street Buyer, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	9,662	9,593	9,624	0.57
High Street Buyer, Inc.	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	46,340	45,955	46,155	2.73
High Street Buyer, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	04/16/2027	—	(7)	(8)	0.00
Inszone Mid, LLC	(6) (8) (9)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	4,359	4,301	4,327	0.26
Inszone Mid, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	16,632	16,448	16,484	0.98
Inszone Mid, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(17)	(13)	0.00
Integrity Marketing Acquisition, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	35,707	35,707	35,707	2.11
Integrity Marketing Acquisition, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	0.00
Iris Specialty Acquisiton, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	7,366	7,331	7,311	0.43
Iris Specialty Acquisiton, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(3)	(9)	0.00
Iris Specialty Acquisiton, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	248	243	240	0.01
Long Term Care Group, Inc.	(6) (10)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	5,414	5,384	4,886	0.29

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Majesco, Inc.	(6) (7) (8) (11)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	7,217	7,200	7,200	0.43
Majesco, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	—	(1)	(1)	0.00
One, Inc. Software Corporation	(6) (7) (10)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	5,105	5,056	5,029	0.30
One, Inc. Software Corporation	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(5)	(15)	0.00
One, Inc. Software Corporation	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(4)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	48,580	48,151	48,575	2.87
Patriot Growth Insurance Services, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	—	(26)	—	0.00
World Insurance Associates, LLC	(6) (7) (8) (9)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	51,153	50,382	51,001	3.02
World Insurance Associates, LLC	(6) (9) (17)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	—	(5)	(4)	0.00
								364,123	365,299	21.61
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	11,490	11,382	11,318	0.67
FMG Suite Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(14)	(47)	0.00
FMG Suite Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(17)	(28)	0.00
Spectrio, LLC	(6) (7) (9)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	32,132	32,055	24,041	1.42
Spectrio, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	12,961	12,951	9,698	0.57
Spectrio, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	4,132	4,123	3,092	0.18
Triple Lift, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	26,670	26,475	24,889	1.47
Triple Lift, Inc.	(6) (10) (17)	First Lien Debt	S +	5.75%	9.59%	05/05/2028	—	(24)	(267)	(0.02)
								86,931	72,696	4.30
IT Services
Apollo Acquisition, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	21,599	21,412	21,299	1.26
Apollo Acquisition, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	14	5	(13)	0.00
Apollo Acquisition, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(20)	(35)	0.00
Bridgepointe Technologies, LLC	(6) (8) (9)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	16,839	16,600	16,839	1.00
Bridgepointe Technologies, LLC	(6) (9) (17)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	16,828	16,578	16,828	1.00
Catalis Intermediate, Inc.	(6) (7) (10)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	38,451	38,189	37,964	2.25
Catalis Intermediate, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	8,651	8,598	8,542	0.51
Catalis Intermediate, Inc.	(6) (10) (17)	First Lien Debt	S +	5.50%	9.35%	08/04/2027	518	494	464	0.03
Cyber US Bidco, LLC	(6) (7) (10)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	4,044	4,005	3,974	0.24
Cyber US Bidco, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(4)	(14)	0.00
Cyber US Bidco, LLC	(6) (10) (13) (17)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(3)	(6)	0.00
GI DI Cornfield Acquisition, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	30,393	30,112	30,300	1.79
GI DI Cornfield Acquisition, LLC	(6) (7)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	15,667	15,601	15,619	0.92
Help/Systems Holdings, Inc.	(6) (10)	Second Lien Debt	S +	9.00% PIK	12.76%	05/21/2029	18,225	18,225	15,673	0.93

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Idera, Inc.	(6) (10)	Second Lien Debt	S +	6.75%	10.56%	03/02/2029	2,607	2,598	1,802	0.11
Recovery Point Systems, Inc.	(6) (7) (8) (9)	First Lien Debt	S +	5.75%	9.79%	02/14/2028	39,690	39,571	39,690	2.35
Recovery Point Systems, Inc.	(6) (9) (17)	First Lien Debt	S +	5.75%	9.79%	02/14/2028	—	(9)	—	0.00
Redwood Services Group, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	17,321	17,192	17,191	1.02
Redwood Services Group, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	15,963	15,807	15,832	0.94
Ridge Trail US Bidco, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	23,677	23,381	23,677	1.40
Ridge Trail US Bidco, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	281	230	281	0.02
Ridge Trail US Bidco, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	744	712	744	0.04
Syntax Systems, Ltd.	(6) (8) (10) (13)	First Lien Debt	S +	5.00%	8.77%	10/27/2028	36,843	36,687	36,474	2.16
Thrive Buyer, Inc. (Thrive Networks)	(6) (7) (8) (10)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	19,303	19,136	19,158	1.13
Thrive Buyer, Inc. (Thrive Networks)	(6) (10) (17)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	4,431	4,378	4,381	0.26
Thrive Buyer, Inc. (Thrive Networks)	(6) (10) (17)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	801	780	782	0.05
UpStack, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	9,750	9,670	9,628	0.57
UpStack, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	1,373	1,352	1,326	0.08
UpStack, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	375	363	356	0.02
Victors Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	6,358	6,312	6,358	0.38
Victors Purchaser, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(4)	—	0.00
Victors Purchaser, LLC	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(5)	—	0.00
								347,943	345,114	20.46
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	11,785	11,690	11,678	0.69
Model N, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(12)	(30)	0.00
Model N, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	(13)	(16)	0.00
								11,665	11,632	0.69
Machinery
Answer Acquisition, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	13,222	13,150	12,087	0.72
Answer Acquisition, LLC	(6) (9) (17)	First Lien Debt	S +	6.00%	9.69%	06/30/2028	500	494	392	0.02
Chase Intermediate, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	10,621	10,495	10,383	0.61
Chase Intermediate, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	200	195	190	0.01
MHE Intermediate Holdings, LLC	(6) (7) (8) (9)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	11,731	11,667	11,673	0.69
MHE Intermediate Holdings, LLC	(6) (9)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	3,589	3,570	3,571	0.21
MHE Intermediate Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	6.00%	9.82%	07/21/2027	1,000	989	988	0.06

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								40,560	39,284	2.32
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	9,404	9,331	9,315	0.55
Vessco Midco Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	2,548	2,522	2,512	0.15
Vessco Midco Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(7)	(9)	0.00
								11,846	11,818	0.70
Pharmaceuticals
Caerus US 1, Inc.	(6) (10) (13)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	10,788	10,667	10,747	0.64
Caerus US 1, Inc.	(6) (10) (13)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	1,579	1,560	1,573	0.09
Caerus US 1, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	5.00%	8.70%	05/25/2029	929	918	925	0.05
Real Chemistry Intermediate III, Inc.	(6) (11)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	8,775	8,736	8,643	0.51
Real Chemistry Intermediate III, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	2,613	2,598	2,554	0.15
Real Chemistry Intermediate III, Inc.	(6) (11) (17)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(8)	(29)	0.00
Specialty Pharma III, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	0.22
Specialty Pharma III, Inc.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	58	55	0.00
								28,217	28,137	1.66
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (8) (9)	First Lien Debt	S +	6.00%	9.55%	03/10/2027	3,256	3,241	3,207	0.19
Abacus Data Holdings, Inc. (AbacusNext)	(6) (9) (17)	First Lien Debt	S +	6.00%	9.55%	03/10/2027	—	(5)	(21)	0.00
Accordion Partners, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	27,254	27,023	27,147	1.61
Accordion Partners, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	4,561	4,524	4,543	0.27
Accordion Partners, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(24)	(12)	0.00
Aprio Advisory Group, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	—	(6)	(7)	0.00
Aprio Advisory Group, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	08/01/2031	39	38	38	0.00
Ascend Partner Services, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	4,838	4,798	4,765	0.28
Ascend Partner Services, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	8,632	8,557	8,498	0.50
Ascend Partner Services, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	673	661	648	0.04
Bullhorn, Inc.	(6) (8) (9)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	15,407	15,334	15,338	0.91
Bullhorn, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	2,133	2,125	2,123	0.13
Bullhorn, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	96	92	92	0.01
Carr, Riggs and Ingram Capital, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	4,269	4,233	4,237	0.25
Carr, Riggs and Ingram Capital, LLC	(6) (11) (17)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	708	696	692	0.04
Carr, Riggs and Ingram Capital, LLC	(6) (11) (17)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	663	655	655	0.04
ComPsych Investment Corp.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	12,973	12,921	12,909	0.76
ComPsych Investment Corp.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	—	(8)	(20)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Deerfield Dakota Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	27,772	27,516	27,472	1.63
Deerfield Dakota Holding, LLC	(6) (10) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	514	491	487	0.03
GPS Merger Sub, LLC	(6) (8) (9)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	9,428	9,318	9,349	0.55
GPS Merger Sub, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	319	306	308	0.02
GPS Merger Sub, LLC	(6) (9) (17)	First Lien Debt	S +	5.25%	8.92%	10/02/2029	—	(18)	(14)	0.00
IG Investment Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	10,653	10,581	10,626	0.63
IG Investment Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(8)	(3)	0.00
KENG Acquisition, Inc.	(6) (8) (9)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	3,148	3,099	3,101	0.18
KENG Acquisition, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	3,866	3,808	3,808	0.23
KENG Acquisition, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	08/01/2029	—	(13)	(18)	0.00
UHY Advisors, Inc.	(6) (10)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	2,186	2,167	2,180	0.13
UHY Advisors, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	342	332	337	0.02
UHY Advisors, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	299	294	297	0.02
Verdantas, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	16,203	16,011	16,057	0.95
Verdantas, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	2,555	2,517	2,527	0.15
Verdantas, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	421	403	405	0.02
WIPFLI Advisory, LLC	(6) (7) (10)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	5,846	5,819	5,788	0.34
WIPFLI Advisory, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(5)	(22)	0.00
WIPFLI Advisory, LLC	(6) (10) (17)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(7)	(15)	0.00
								167,466	167,502	9.91
Real Estate Management & Development
Associations, Inc.	(6) (9)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	10,756	10,750	10,756	0.64
Associations, Inc.	(6) (9) (17)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	403	402	403	0.02
Associations, Inc.	(6) (9) (17)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	17,778	17,702	17,778	1.05
Inhabitiq, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(10)	—	0.00
Inhabitiq, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(13)	—	0.00
MRI Software, LLC	(6) (7) (8) (9)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	43,658	43,551	43,466	2.57
MRI Software, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	28	28	28	0.00
MRI Software, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	433	430	426	0.03
Pritchard Industries, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	24,693	24,541	23,772	1.41
Pritchard Industries, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	5,904	5,866	5,684	0.34
Zarya Intermediate, LLC	(6) (8) (9) (13)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	34,700	34,700	34,159	2.02
Zarya Intermediate, LLC	(6) (9) (13) (17)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	521	521	465	0.03
								138,468	136,937	8.10
Software

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Alert Media, Inc.	(6) (9)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	8.92%	04/12/2027	23,481	23,390	23,144	1.37
Alert Media, Inc.	(6) (9) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	8.92%	04/12/2027	—	(18)	(61)	0.00
Anaplan, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	32,628	32,314	32,384	1.92
Appfire Technologies, LLC	(6) (8) (9)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	20,388	20,355	20,388	1.21
Appfire Technologies, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	40	30	40	0.00
Appfire Technologies, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.45%	03/09/2028	—	(1)	—	0.00
Apryse Software Corp.	(6) (7) (8) (11)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	27,704	27,450	27,192	1.61
Apryse Software Corp.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(20)	(42)	0.00
Archduke Buyer, Inc.	(6) (11)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	3,776	3,740	3,711	0.22
Archduke Buyer, Inc.	(6) (11) (17)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	—	(3)	(5)	0.00
Artifact Bidco, Inc.	(6) (8) (11)	First Lien Debt	S +	4.25%	7.85%	07/28/2031	31,700	31,443	31,700	1.88
Artifact Bidco, Inc.	(6) (11) (17)	First Lien Debt	S +	4.25%	7.85%	07/28/2031	—	(29)	—	0.00
Artifact Bidco, Inc.	(6) (11) (17)	First Lien Debt	S +	4.25%	7.85%	07/26/2030	—	(39)	—	0.00
AuditBoard, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	22,200	22,022	21,891	1.29
AuditBoard, Inc.	(6) (10)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	10,571	10,481	10,424	0.62
AuditBoard, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(32)	(59)	0.00
Banyan Software Holdings, LLC	(6) (8) (9)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	12,052	11,952	11,962	0.71
Banyan Software Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	10,019	9,902	9,894	0.59
Banyan Software Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	174	164	164	0.01
Bottomline Technologies, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.20%	05/14/2029	3,610	3,571	3,608	0.21
Bottomline Technologies, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.20%	05/15/2028	—	(2)	—	0.00
CLEO Communications Holding, LLC	(6) (7) (9)	First Lien Debt	S +	5.50%	9.27%	06/09/2027	38,373	38,280	38,373	2.27
CLEO Communications Holding, LLC	(6) (9) (17)	First Lien Debt	S +	5.50%	9.27%	06/09/2027	—	(25)	—	0.00
Coupa Holdings, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	2,224	2,189	2,224	0.13
Coupa Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	(8)	—	0.00
Coupa Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	(10)	—	0.00
Cyara AcquisitionCo, LLC	(6) (9)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	5,895	5,812	5,777	0.34
Cyara AcquisitionCo, LLC	(6) (9) (17)	First Lien Debt	S +	5.75%	9.45%	06/28/2029	—	(5)	(6)	0.00
Diligent Corporation	(6) (10)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	28,138	27,978	27,680	1.64
Diligent Corporation	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	(21)	(67)	0.00
Diligent Corporation	(6) (10) (17)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	604	590	559	0.03
E-Discovery AcquireCo, LLC	(6) (9)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	19,456	19,158	19,049	1.13
E-Discovery AcquireCo, LLC	(6) (9) (17)	First Lien Debt	S +	6.25%	9.86%	08/29/2029	1,272	1,243	1,222	0.07
Emburse, Inc.	(6) (7) (10)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	3,684	3,676	3,657	0.22
Emburse, Inc.	(6) (10) (17)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(5)	0.00
Emburse, Inc.	(6) (10) (17)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(5)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(6) (10)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	18,439	18,202	18,070	1.07
Espresso Bidco, Inc.	(6) (10) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	4,562	4,497	4,463	0.26
Espresso Bidco, Inc.	(6) (10) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(28)	(44)	0.00
Everbridge Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	23,777	23,682	23,777	1.41
Everbridge Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	3,236	3,212	3,236	0.19
Everbridge Holdings, LLC	(6) (10) (17)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	(13)	—	0.00
Formstack Acquisition, Co.	(6) (8) (9)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	10,794	10,676	10,607	0.63
Formstack Acquisition, Co.	(6) (9)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	1,055	1,044	1,036	0.06
Formstack Acquisition, Co.	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	459	438	422	0.02
Fullsteam Operations, LLC	(6) (10)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	13,761	13,635	13,421	0.79
Fullsteam Operations, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(20)	(113)	(0.01)
Fullsteam Operations, LLC	(6) (10) (17)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(14)	(38)	0.00
Granicus, Inc.	(6) (10)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	13,078	12,986	13,078	0.77
Granicus, Inc.	(6) (10) (17)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	8,109	8,050	8,109	0.48
Granicus, Inc.	(6) (10) (17)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(12)	—	0.00
GS AcquisitionCo, Inc.	(6) (7) (8) (9)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	59,259	59,043	58,660	3.47
GS AcquisitionCo, Inc.	(6) (10)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	24	24	24	0.00
GS AcquisitionCo, Inc.	(6) (9) (17)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	1,295	1,287	1,270	0.08
Hootsuite, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	22,106	21,858	21,609	1.28
Hootsuite, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	300	274	244	0.01
Icefall Parent, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	5,156	5,083	5,156	0.31
Icefall Parent, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	—	(6)	—	0.00
IQN Holding Corp.	(6) (10)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	5,688	5,660	5,688	0.34
IQN Holding Corp.	(6) (10)	First Lien Debt	S +	5.75% (incl. 3.125% PIK)	9.45%	05/02/2029	1,865	1,850	1,865	0.11
IQN Holding Corp.	(6) (10) (17)	First Lien Debt	S +	5.25%	8.95%	05/02/2028	262	260	262	0.02
Jawbreaker Parent, Inc.	(6) (7) (11)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	3,426	3,392	3,392	0.20
Jawbreaker Parent, Inc.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(19)	(19)	0.00
Jawbreaker Parent, Inc.	(6) (11) (17)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(6)	(6)	0.00
LegitScript, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	25,964	25,683	25,639	1.52
LegitScript, LLC	(6) (10)	First Lien Debt	S +	5.75%	9.42%	06/24/2029	687	679	678	0.04
LegitScript, LLC	(6) (10) (17)	First Lien Debt	S +	5.75%	9.42%	06/24/2028	1,833	1,802	1,781	0.11
LogRhythm, Inc.	(6) (9)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	9,091	8,896	8,545	0.51

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LogRhythm, Inc.	(6) (9) (17)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	—	(18)	(55)	0.00
Montana Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.42%	07/22/2029	8,402	8,359	8,402	0.50
Montana Buyer, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.42%	07/22/2028	—	(4)	—	0.00
Nasuni Corporation	(6) (10)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	14,483	14,311	14,250	0.84
Nasuni Corporation	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(34)	(48)	0.00
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	6,814	6,778	6,711	0.40
Netwrix Corporation And Concept Searching, Inc.	(6) (10) (17)	First Lien Debt	S +	4.50%	8.17%	06/11/2029	—	(2)	(6)	0.00
Oak Purchaser, Inc.	(6) (7) (10)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	3,560	3,541	3,489	0.21
Oak Purchaser, Inc.	(6) (10)	First Lien Debt	S +	5.50%	9.25%	05/31/2028	2,779	2,761	2,706	0.16
Oak Purchaser, Inc.	(6) (10) (17)	First Lien Debt	P +	4.50%	11.25%	05/31/2028	37	35	26	0.00
Onit, Inc.	(6) (7) (8) (10)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	18,241	18,092	18,241	1.08
Onit, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(29)	—	0.00
Onit, Inc.	(6) (10) (17)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(19)	—	0.00
Optimizely North America, Inc.	(6) (8) (10) (13)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	8,310	8,240	8,061	0.48
Optimizely North America, Inc.	(6) (10) (13)	First Lien Debt	E +	5.25%	7.16%	10/30/2031	€3,059	3,296	3,419	0.20
Optimizely North America, Inc.	(6) (10) (13)	First Lien Debt	SA +	5.50%	9.23%	10/30/2031	£1,020	1,315	1,304	0.08
Optimizely North America, Inc.	(6) (10) (13) (17)	First Lien Debt	S +	5.00%	8.67%	10/30/2031	—	(10)	(37)	0.00
Pound Bidco, Inc.	(6) (7) (9) (13)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	22,181	22,108	22,029	1.30
Pound Bidco, Inc.	(6) (9) (13) (17)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	1,553	1,553	1,538	0.09
Pound Bidco, Inc.	(6) (7) (9) (13) (17)	First Lien Debt	S +	6.00%	10.17%	02/01/2027	788	784	780	0.05
Project Leopard Holdings, Inc.	(11) (13)	First Lien Debt	S +	5.25%	9.02%	07/20/2029	6,076	5,837	3,731	0.22
Revalize, Inc.	(6) (9)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	19,384	19,352	17,646	1.04
Revalize, Inc.	(6) (9) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.35%	04/16/2029	25	25	19	0.00
Riskonnect Parent, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	5,607	5,541	5,579	0.33
Riskonnect Parent, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	4,134	4,081	4,114	0.24
Riskonnect Parent, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.50%	12/07/2028	31	21	26	0.00
Runway Bidco, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	10,818	10,725	10,548	0.62
Runway Bidco, LLC	(6) (11) (17)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(11)	(68)	0.00
Runway Bidco, LLC	(6) (11) (17)	First Lien Debt	S +	5.00%	8.70%	12/17/2031	—	(11)	(34)	0.00
Saturn Borrower, Inc.	(6) (8) (9)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	11,344	11,220	11,101	0.66
Saturn Borrower, Inc.	(6) (9) (17)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(22)	(89)	(0.01)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Saturn Borrower, Inc.	(6) (9) (17)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	488	468	447	0.03
Securonix, Inc.	(6) (10)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	22,029	21,865	18,654	1.10
Securonix, Inc.	(6) (10) (17)	First Lien Debt	S +	7.25% (incl. 3.75% PIK)	10.90%	04/05/2029	—	(24)	(579)	(0.03)
Trunk Acquisition, Inc.	(6) (8) (9)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	9,487	9,450	9,438	0.56
Trunk Acquisition, Inc.	(6) (9) (17)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	636	631	632	0.04
Trunk Acquisition, Inc.	(6) (9) (17)	First Lien Debt	S +	5.75%	9.52%	02/19/2030	—	(2)	(4)	0.00
User Zoom Technologies, Inc.	(6) (10)	First Lien Debt	S +	7.50% (incl. 0.25% PIK)	11.42%	04/05/2029	41,887	41,420	40,859	2.42
Vanco Payment Solutions, LLC	(6) (10)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	3,715	3,680	3,641	0.22
Vanco Payment Solutions, LLC	(6) (10) (17)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(2)	(4)	0.00
								752,921	742,072	43.96
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (11)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	13,057	12,995	12,927	0.76
Jeppesen Holdings, LLC	(6) (11) (17)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(3)	(7)	0.00
								12,992	12,920	0.76
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (10)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	2,820	2,795	2,777	0.16
CCI Buyer, Inc.	(6) (10) (17)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(1)	(3)	0.00
Mobile Communications America, Inc.	(6) (7) (8) (9)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	5,821	5,763	5,821	0.34
Mobile Communications America, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	1,469	1,451	1,469	0.09
Mobile Communications America, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	—	(9)	—	0.00
								9,999	10,064	0.60
Total Debt Investments - non-controlled/non-affiliated								$3,604,999	$3,513,591	207.85%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(6) (9) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	3,766	3,766	3,766	0.22
Alpine Acquisition Corp. II	(6) (9) (17) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(2)	(2)	0.00
Alpine Acquisition Corp. II	(6) (9) (17) (18)	First Lien Debt	S +	5.25%	8.81%	01/14/2031	—	(31)	(31)	0.00
								3,733	3,733	0.22
Professional Services

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(6) (9) (18)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	1,101	1,101	1,101	0.07
KWOR Acquisition, Inc.	(6) (9) (17) (18)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(13)	—	0.00
KWOR Acquisition, Inc.	(6) (9) (17) (18)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(19)	—	0.00
KWOR Acquisition, Inc.	(6) (9) (18)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	1,153	1,153	925	0.05
								2,222	2,026	0.12
Total Debt Investments - non-controlled/affiliated								$5,955	$5,759	0.34%
Total Debt Investments								$3,610,954	$3,519,350	208.19%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AASC Holdings, LP	(6) (15) (16)	Common Equity		11/14/2025	508	687	663	0.04
						687	663	0.04
Automobile Components
Continental Group Holdings, LP	(6) (15) (16)	Common Equity		07/16/2025	7,758	—	—	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (15) (16)	Common Equity		06/29/2021	8,500	850	1,884	0.11
						850	1,884	0.11
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (15) (16)	Common Equity		01/17/2025	240,000	228	330	0.02
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (15) (16)	Common Equity		12/20/2021	1,000,000	1,000	1,716	0.10
Surewerx Topco, LP	(6) (13) (15) (16)	Common Equity		12/28/2022	512	512	612	0.04
						1,740	2,658	0.16
Containers & Packaging
BP Purchaser, LLC	(6) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	0.00
BP Purchaser, LLC Rights	(6) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25% PIK	06/24/2022	1,000,000	1,561	998	0.06
						3,015	998	0.06
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	09/05/2024	120	1,429	1,208	0.07
FPG Parent, LLC	(6) (15) (16)	Common Equity		07/25/2025	341	—	—	0.00
Leaf Home, LLC	(6) (15)	Preferred Equity	14.00% PIK	09/05/2025	500,000	506	645	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LUV Car Wash	(6) (15) (16)	Common Equity		04/06/2022	123	123	83	0.00
						2,058	1,936	0.11
Electrical Equipment
Sparkstone Electrical Group	(6) (15) (16)	Common Equity		10/15/2024	1,500	150	62	0.00
						150	62	—
Financial Services
Applitools, Inc.	(6) (13) (15) (16)	Common Equity		07/18/2025	1,050,864	601	375	0.02
						601	375	0.02
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (15) (16)	Common Equity		03/22/2021	17,543	2,013	—	0.00
						2,013	—	0.00
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (15) (16)	Common Equity		12/17/2021	165,761	1,220	1,049	0.06
SDB Holdco, LLC	(6) (15) (16)	Common Equity		03/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (13) (15) (16)	Common Equity		11/19/2021	19,257	1,926	2,313	0.14
Vardiman Black Holdings, LLC	(6) (12) (15)	Preferred Equity	6.00% PIK	03/29/2024	2,649,446	1,977	—	0.00
						5,123	3,362	0.20
Insurance Services
Amerilife Holdings, LLC	(6) (15) (16)	Common Equity		09/01/2022	908	25	46	0.00
Frisbee Holdings, LP (Fetch)	(6) (15) (16)	Common Equity		10/31/2022	21,744	277	794	0.05
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity	10.50% PIK	12/21/2021	3,250,000	5,027	3,217	0.19
						5,329	4,057	0.24
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (15) (16)	Common Equity		09/09/2025	500,000	—	—	0.00
FMG Suite Holdings, LLC	(6) (15)	Preferred Equity	8.00% PIK	09/09/2025	500,000	523	513	0.03
						523	513	0.03
IT Services
Help HP SCF Investor, LP (Help/Systems)	(13) (15)	Preferred Equity		05/12/2021	9,619,564	12,461	16,295	0.96
Recovery Point Systems, Inc.	(6) (15) (16)	Common Equity		03/05/2021	1,000,000	1,000	538	0.03
						13,461	16,833	1.00
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (15) (16)	Common Equity		03/09/2021	29,441	2,944	1,447	0.09
Verdantas, LLC	(6) (15) (16)	Common Equity		05/03/2024	4,780	5	7	0.00
Verdantas, LLC	(6) (15)	Preferred Equity	10.00% PIK	05/03/2024	473,220	573	703	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
							3,522	2,157	0.13
Real Estate Management & Development
Pritchard Industries, LLC	(6) (15) (16)	Common Equity			10/13/2021	1,882,739	1,938	960	0.06

Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50% PIK	04/05/2021	5,000	8,241	7,950	0.47
Fullsteam Operations, LLC	(6) (15) (16)	Common Equity			11/27/2023	2,966	100	248	0.01
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity		10.75% PIK	06/25/2022	1,531	2,352	2,134	0.13
Revalize, Inc.	(6) (15)	Preferred Equity		10.00% PIK	12/14/2021	2,255	3,674	3,228	0.19
Reveal Data Solutions	(6) (15) (16)	Common Equity			08/29/2023	477,846	621	472	0.03
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity		10.50% PIK	07/07/2022	1,012,200	1,652	1,676	0.10
							16,640	15,708	0.93
Total Equity Investments - non-controlled/non-affiliated							$57,650	$52,166	3.09%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(6) (15) (16) (18)	Common Equity			01/14/2026	1,076	—	—	0.00
48Forty TopCo, LLC	(6) (15) (18)	Preferred Equity			01/14/2026	1,076	4,362	4,362	0.26
							4,362	4,362	0.26
Professional Services
KWOR Intermediate I, Inc.	(6) (15) (16) (18)	Common Equity			02/28/2025	637	244	—	0.00
KWOR Intermediate I, Inc.	(6) (12) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	680,778	681	—	0.00
							925	—	0.00
Total Equity Investments - non-controlled/affiliated							$5,287	$4,362	0.26%
Equity Investments - controlled/affiliated
Investments in Joint Ventures
Capstone Lending, LLC	(13) (15) (19)	LLC Interest			02/19/2026	94,531,615	94,532	93,072	5.51
Total Equity Investments - controlled/affiliated							$94,532	$93,072	5.51%
Total Equity Investments							$157,469	$149,600	8.85%
Total Portfolio Investments							$3,768,423	$3,668,950	217.04%

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares			3.50%			19,856	19,856	1.17
Cash and Cash Equivalents						80,657	80,657	4.77
Total Cash and Cash Equivalents and Short Term Investments						$100,513	$100,513	5.95%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$3,868,936	$3,769,463	222.98%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company “controls” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is an “affiliated person” of two of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt” for further information.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.89%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.
(4)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“£”), or Canadian dollar ("CAD").
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
(7)
Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt” for further information.
(8)
Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Debt (as defined below). See Note 6 “Debt” for further information.
(9)
Loan includes interest rate floor of 1.00%.
(10)
Loan includes interest rate floor of 0.75%.
(11)
Loan includes interest rate floor of 0.50%.
(12)
Investment was on non-accrual status as of March 31, 2026.
(13)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 9.92% of total assets as calculated in accordance with regulatory requirements.
(14)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies" for further information
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $149,600 or 8.85% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security
(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AA&D Midco, Inc.	Revolver	11/29/2030	$994	$(10)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	1,284	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	276	—
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	03/10/2027	1,400	(21)
Accel International Holdings, Inc.	Revolver	04/26/2032	1,874	—
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(12)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	41	(1)
Alert Media, Inc.	Revolver	04/12/2027	4,266	(61)
Amerilife Holdings, LLC	Delayed Draw Term Loan	06/17/2026	113	(1)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	3,375	(34)
Amerilife Holdings, LLC	Revolver	08/31/2028	1,770	(18)
Answer Acquisition, LLC	Revolver	06/30/2028	750	(64)
Any Hour, LLC	Revolver	05/23/2030	308	(32)
Apex Service Partners, LLC	Revolver	10/24/2029	1,304	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,977	(27)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,498	(35)
Appfire Technologies, LLC	Delayed Draw Term Loan	06/28/2026	3,965	—
Appfire Technologies, LLC	Revolver	03/09/2028	167	—
Applitools, Inc.	Revolver	05/25/2028	433	(56)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	1,342	(7)
Aprio Advisory Group, LLC	Revolver	08/01/2031	78	—
Apryse Software Corp.	Revolver	06/28/2032	2,296	(42)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	3,446	—
Aptean, Inc.	Revolver	01/30/2031	1,220	—
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(5)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(44)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	249	(4)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,010	(15)
Assembly Intermediate, LLC	Revolver	10/19/2027	2,074	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	439	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,184	—
Atlas US Finco, Inc.	Revolver	12/11/2028	632	(6)
AuditBoard, Inc.	Revolver	07/14/2031	4,229	(59)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	1,972	(39)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	6,689	(50)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,130	(8)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	701	(2)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Blue River PetCare, LLC	Revolver	08/01/2029	115	(1)
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	100	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	172	(1)
Bullhorn, Inc.	Revolver	10/01/2029	622	(3)
CCI Buyer, Inc.	Revolver	05/13/2032	166	(3)
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	9,601	(72)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,212	(9)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	2,471	(10)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	(6)
Caerus US 1, Inc.	Revolver	05/25/2029	241	(1)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,474	(11)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	337	(3)
Catalis Intermediate, Inc.	Revolver	08/04/2027	3,720	(47)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,539	—
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	191	—
Cerity Partners, LLC	Revolver	07/28/2031	224	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	2,256	(42)
Chase Intermediate, LLC	Revolver	10/30/2028	330	(6)
Cliffwater, LLC	Revolver	04/22/2032	823	(12)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	(20)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,033	(13)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	2,700	—
Consor Intermediate II, LLC	Revolver	05/12/2031	915	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	1,085	—
Coupa Holdings, LLC	Revolver	02/27/2029	831	—
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	(6)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	795	(14)
Cyber US Bidco, LLC	Revolver	12/30/2032	349	(6)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(44)
DA Blocker Corp.	Revolver	02/10/2032	705	(14)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	2,057	(22)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	4,118	(67)
Diligent Corporation	Revolver	08/02/2030	2,141	(35)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	764	(6)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,113	(23)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	5,881	(16)
EVDR Purchaser, Inc.	Revolver	02/14/2031	2,411	(7)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	719	(5)
Eclipse Buyer, Inc.	Revolver	09/08/2031	365	(3)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	(5)
Emburse, Inc.	Revolver	05/28/2032	658	(5)
Energy Labs Holdings Corp.	Delayed Draw Term Loan	05/24/2026	199	(3)
Energy Labs Holdings Corp.	Revolver	04/07/2028	118	(2)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	398	(8)
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(44)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	4,773	(90)
Essential Services Holding Corporation	Revolver	06/17/2030	1,790	(34)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	5,083	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,344	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	112	(1)
FLS Holding, Inc.	Revolver	12/17/2027	23	(3)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	3,113	(47)
FMG Suite Holdings, LLC	Revolver	09/09/2032	1,868	(28)
FORTIS Solutions Group, LLC	Revolver	10/15/2027	1,484	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	25	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,471	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	—
Formstack Acquisition, Co.	Revolver	03/28/2030	1,728	(30)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	30	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	5,451	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	4,587	(113)
Fullsteam Operations, LLC	Revolver	08/08/2031	1,529	(38)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	2,603	(7)
GC Waves Holdings, Inc.	Revolver	10/04/2030	271	(1)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	956	(8)
GPS Merger Sub, LLC	Revolver	10/02/2029	1,713	(14)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	1,174	(12)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	958	(2)
Galway Borrower, LLC	Revolver	09/29/2028	1,372	(20)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	3,030	(45)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	909	(14)
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
Goose Borrower, LP	Revolver	03/02/2033	329	(3)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	929	—
Granicus, Inc.	Revolver	01/17/2031	1,800	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	1,624	(6)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	(9)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	2,498	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	375	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	2,366	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	2,131	—
High Street Buyer, Inc.	Revolver	04/16/2027	2,136	(9)
Hootsuite, Inc.	Revolver	05/22/2030	2,200	(50)
Hyland Software, Inc.	Revolver	09/19/2029	1,741	(2)
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	(3)
IQN Holding Corp.	Revolver	05/02/2028	187	—
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/02/2028	1,064	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,976	—
Inhabitiq, Inc.	Revolver	01/12/2032	3,110	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,070	(23)
Inszone Mid, LLC	Revolver	11/30/2029	1,787	(13)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	353	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	1,688	(4)
Invictus Buyer, LLC	Revolver	06/03/2031	625	(2)
Iris Buyer, LLC	Revolver	10/02/2029	1,001	(8)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,241	(9)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	844	(6)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	1,638	(16)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	660	(3)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	660	(7)
Jeppesen Holdings, LLC	Revolver	11/01/2032	653	(7)
Jonathan Acquisition Company	Revolver	05/11/2029	294	(5)
KENG Acquisition, Inc.	Revolver	08/01/2029	1,171	(18)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	536	(1)
Kodiak Buyer, LLC	Revolver	07/23/2032	429	(1)
LHS Borrower, LLC	Revolver	09/04/2031	395	(7)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	1,435	—
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	994	(19)
LeadVenture, Inc.	Revolver	06/23/2032	803	(15)
LegitScript, LLC	Revolver	06/24/2028	2,333	(29)
LogRhythm, Inc.	Revolver	07/02/2029	909	(55)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	726	(15)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	766	(15)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,500	(8)
MRI Software, LLC	Revolver	02/10/2028	1,300	(6)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Majesco, Inc.	Revolver	01/07/2033	628	(2)
ManTech International CP	Revolver	09/14/2028	507	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,071	(10)
Merative, LP	Revolver	09/30/2032	1,812	(9)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	683	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	3,265	(30)
Model N, Inc.	Revolver	06/27/2031	1,741	(16)
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	686	(10)
NDT Global Holding, Inc.	Revolver	06/04/2032	582	(9)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	1,316	—
NSI Holdings, Inc.	Revolver	11/17/2031	1,316	—
Nasuni Corporation	Revolver	09/10/2030	3,017	(48)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(6)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(20)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	860	(17)
Oak Purchaser, Inc.	Revolver	05/31/2028	522	(10)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	—
Onit, Inc.	Revolver	01/27/2032	2,315	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(37)
PDI TA Holdings, Inc.	Revolver	02/03/2031	152	(3)
PMA Parent Holdings, LLC	Revolver	01/31/2031	354	(4)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	04/08/2026	2,497	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	208	(3)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	939	(2)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,577	—
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,613	(12)
Pound Bidco, Inc.	Delayed Draw Term Loan	04/24/2027	665	(5)
Pound Bidco, Inc.	Revolver	02/01/2027	375	(3)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
Project Potter Buyer, LLC	Revolver	04/23/2027	1,173	(1)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	2,432	(18)
Railpros Parent, LLC	Revolver	05/24/2032	1,737	(13)
Randy's Holdings, Inc.	Delayed Draw Term Loan	06/30/2026	78	(1)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(34)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Randy's Holdings, Inc.	Revolver	11/01/2029	854	(11)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	1,872	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	1,287	(19)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(29)
Recovery Point Systems, Inc.	Revolver	02/14/2028	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	1,589	(12)
Revalize, Inc.	Revolver	04/16/2029	46	(4)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	7,987	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,012	—
Riskonnect Parent, LLC	Revolver	12/07/2028	885	(4)
RoadOne IntermodaLogistics	Revolver	12/29/2028	35	(2)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(14)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(68)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(34)
SV Newco 2, Inc.	Revolver	06/02/2031	6,670	(12)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	4,167	(89)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,388	(30)
Securonix, Inc.	Revolver	04/05/2029	3,782	(579)
Sherlock Buyer Corp.	Revolver	12/07/2029	1,286	(69)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	953	(13)
Smarsh, Inc.	Revolver	02/16/2029	632	(8)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(74)
Spark Buyer, LLC	Revolver	10/15/2031	241	(20)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	117	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	881	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	625	(2)
Superman Holdings, LLC	Revolver	08/29/2031	2,901	(22)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	06/29/2026	601	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	827	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	146	—
Suveto Buyer, LLC	Revolver	09/09/2027	1,199	—
Sweep Purchaser, LLC	Revolver	06/30/2027	1,125	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(44)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,297	(19)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(12)
Tamarack Intermediate, LLC	Revolver	03/12/2029	1,853	(9)
Tank Holding Corp.	Revolver	03/31/2028	800	(88)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	2,268	(17)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,701	(13)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,835	(28)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	550	(8)
Transit Technologies, LLC	Revolver	08/20/2030	1,705	(26)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	2,284	(11)
Trintech, Inc.	Revolver	01/28/2033	1,713	(17)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(267)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	(1)
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	(4)
Two Six Labs, LLC	Revolver	08/20/2027	2,134	(4)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	1,865	(5)
UHY Advisors, Inc.	Revolver	11/21/2031	286	(1)
US Infra Svcs Buyer, LLC	Revolver	06/13/2028	150	(45)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,378	(30)
UpStack, Inc.	Revolver	08/25/2031	1,125	(14)
V Global Holdings, LLC	Revolver	01/02/2029	427	(40)
VRC Companies, LLC	Revolver	06/29/2027	1,653	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,250	(56)
Vamos Bidco, Inc.	Revolver	01/30/2032	675	(17)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	503	(9)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	679	(4)
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	622	(6)
Verdantas, LLC	Revolver	05/06/2030	1,333	(12)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	(13)
Vertex Service Partners, LLC	Revolver	11/08/2030	107	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	212	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,093	(10)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	920	(9)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,030	—
Victors Purchaser, LLC	Revolver	12/23/2032	846	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	2,192	(22)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,462	(15)
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	(4)
YI, LLC	Revolver	12/03/2029	883	(1)
Zarya Intermediate, LLC	Revolver	07/01/2027	3,128	(49)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/13/2033	658	(2)
Zenith Acquisitionco, LLC	Revolver	01/13/2033	259	(1)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	504	(5)
iCIMS, Inc.	Revolver	08/18/2028	39	(1)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	1,731	(48)
mPulse Mobile, Inc.	Revolver	02/25/2033	2,596	(71)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$446,991	$(4,682)
First Lien Debt — non-controlled/affiliated
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	161	(2)
Alpine Acquisition Corp. II	Revolver	01/14/2031	645	(31)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$2,002	$(33)
Total Unfunded Commitments			$448,993	$(4,715)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for three months ended March 31, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (c)	Gross Reductions (d)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$4,789	$68	$(2,159)	$(672)	$—	$2,026	$78
Alpine Acquisition Corp. II(b)	—	8,095	—	—	—	8,095	75
Total	$4,789	$8,163	$(2,159)	$(672)	$—	$10,121	$153

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Inclusive of positions titled 48Forty TopCo, LLC.

(c) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(d) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(19) As defined in the 1940 Act, the Company is deemed to be a “control person” of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company’s voting securities (“controlled affiliate”). Transactions related to investments in controlled affiliates for three months ended March 31, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
Capstone Lending LLC	$—	$94,532	$—	$(1,459)	$—	$93,072	$1,165
Total	$—	$94,532	$—	$(1,459)	$—	$93,072	$1,165

Although the Company owns more than 25% of the voting securities of Capstone Lending LLC, the Company does not believe that it has control over Capstone Lending LLC (other than for purposes of 1940 Act). See Note 4 “Investments”.

(a) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

(b) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Additional Information

Interest Rate Swaps(a)(b(c)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Change in Unrealized Appreciation/ (Depreciation)
BNP Paribas	2029 Notes	6.41%	S + 2.37%	05/17/2029	$350,000	$4,134	—	$(2,703)
BNP Paribas	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	789	—	(2,528)
					$700,000	$4,923	$—	$(5,231)

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
(11)
Investment was on non-accrual status as of December 31, 2025
(12)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025 , non-qualifying assets represented 7.42% of total assets as calculated in accordance with regulatory requirements.
(13)
This investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 “Significant Accounting Policies.”
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

(18) Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Debt (as defined below). See Note 6 “Debt.”

Additional Information

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

Morgan Stanley Direct Lending Fund

Notes to the Consolidated Financial Statements (Unaudited)

March 31, 2026

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's functional currency is U.S. Dollars ("USD"), and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

The Company does not consolidate its investment in Capstone Lending LLC (“Capstone Lending”), which was formed as a joint venture (“JV”) between the Company and a large institutional investor (the “JV Partner”). See Note 4 “Investments” for more information.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less and restricted cash pledged as collateral. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

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

PIK Income

The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to stockholders in the form of distributions in order for the Company to continue to qualify as a RIC, even though the Company has not yet collected cash.

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

As of March 31, 2026 and December 31, 2025, the Company had certain investments in six and four portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2026 and December 31, 2025 was $55,417 and $60,392, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.2 % of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and March 31, 2025, the Company accrued $834 and $627 of U.S. federal excise tax, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three months ended March 31, 2026 and March 31, 2025, Base Management Fees were $9,430 and $8,977, net of waiver, respectively. As of March 31, 2026 and December 31, 2025, $9,430 and $9,596, respectively, were payable to the Investment Adviser relating to Base Management Fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.

i.
Incentive Fee Based on Income

The first part is determined and paid quarterly based on the Company's pre-incentive fee net investment income and is subject to an Incentive Fee Cap (as defined below) pursuant to the Investment Advisory Agreement. Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement (as defined below), any interest expense and distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

“Cumulative Pre-Incentive Fee Net Return” means (A) during the First Calendar Quarter, the sum of pre-incentive fee net investment income in the First Calendar Quarter and (B) during the relevant Trailing Twelve Quarters, the sum of (x) pre-incentive fee net investment income in respect of the Trailing Twelve Quarters and (y) Adjusted Capital Returns (as defined below) in respect of the Trailing Twelve Quarters. If, in any calendar quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no income incentive fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee calculated as described above, the Company shall pay the Adviser the Income Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the incentive fee calculated as described above, the Company shall pay the Adviser the incentive fee in respect of such quarter. “Adjusted Capital Returns” in respect of a particular period means the sum of aggregate realized losses and aggregate realized capital gains in respect of such period.

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

For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were $5,800 and $9,468, net of waiver respectively. As of March 31, 2026 and December 31, 2025, $5,800 and $7,281, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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

For the three months ended March 31, 2026 and March 31, 2025, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of March 31, 2026 and December 31, 2025, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $61 and $60, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of March 31, 2026 and December 31, 2025, $61 and $69, respectively, were payable to affiliates.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of March 31, 2026 and December 31, 2025, MS Credit Partners Holdings held approximately 11.4% and 11.3% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,520,313	$3,439,360	93.8%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	82,095	72,397	2.0	83,428	75,210	2.0
Other Debt Investments	8,546	7,593	0.2	11,857	10,114	0.3
Equity	62,937	56,528	1.5	57,636	54,724	1.5
Investments in Joint Venture	94,532	93,072	2.5	—	—	0.0
Total	$3,768,423	$3,668,950	100.0%	$3,839,039	$3,771,546	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	1.7%	1.5%
Air Freight & Logistics	0.1	0.4
Automobile Components	3.3	3.2
Automobiles	1.9	3.8
Banks	0.1	0.1
Beverages	0.1	0.1
Building Products	0.4	0.4
Chemicals	0.5	0.5
Commercial Services & Supplies	8.2	7.7
Construction & Engineering	2.4	2.3
Consumer Staples Distribution & Retail	0.8	0.8
Containers & Packaging	1.2	1.1
Distributors	1.8	1.8
Diversified Consumer Services	5.0	4.9
Electrical Equipment	0.3	0.4
Electronic Equipment, Instruments & Components	2.2	2.3
Financial Services	2.7	3.1
Food Products	1.0	1.2
Ground Transportation	1.0	0.9
Health Care Equipment & Supplies	0.3	0.4
Health Care Providers & Services	5.5	5.2
Health Care Technology	1.0	1.6
Industrial Conglomerates	1.6	1.6
Insurance Services	10.1	10.7
Interactive Media & Services	2.0	2.0
Investments in Joint Ventures	2.5	—
IT Services	9.9	8.9
Life Sciences Tools & Services	0.3	0.4
Machinery	1.1	1.0
Multi-Utilities	0.3	0.7
Pharmaceuticals	0.8	0.7
Professional Services	4.7	5.7
Real Estate Management & Development	3.8	3.7
Software	20.7	20.2
Transportation Infrastructure	0.4	0.3
Wireless Telecommunication Services	0.3	0.4
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$12,928	$12,943	0.3%	0.8%	$12,951	$13,114	0.3%	0.8%
Canada	123,152	123,186	3.4	7.3	123,765	124,411	3.3	7.1
United Kingdom	13,145	13,245	0.4	0.8	13,160	13,299	0.4	0.8
United States	3,619,198	3,519,576	95.9	208.2	3,689,163	3,620,722	96.0	207.1
Total	$3,768,423	$3,668,950	100.0%	217.0%	$3,839,039	$3,771,546	100.0%	215.8%

Capstone Lending LLC

Capstone Lending, a Delaware limited liability company, was formed as a joint venture between the Company and the JV Partner, commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending’s principal purpose is to make investments, primarily in senior loans issued by middle-market companies. The Company and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. The Company and the JV Partner have equal control of Capstone Lending’s investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the JV Partner.

As of March 31, 2026, the Company and the JV Partner made equity contributions of $94,532 and $23,633, respectively, to Capstone Lending.

On February 19, 2026, Capstone Lending entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third party lender, providing for total commitments of up to $500,000. The JV Credit Facility is secured by substantially all the assets of Capstone Lending.

The following table presents the selected consolidated statement of assets and liabilities information of Capstone Lending as of March 31, 2026:

As of
March 31, 2026
Assets
Investments, at fair value (cost of $285,044)	$283,219
Cash	11,709
Other Assets	4,174
Total assets	299,102

Liabilities
Debt	180,000
Other liabilities	2,761
Total liabilities	$182,761

Total Members' Equity	$116,341

The following table presents the selected consolidated statements of operations information of Capstone Lending for the period from January 2, 2026 (commencement of operations of Capstone Lending) to March 31, 2026:

For the period ended
March 31, 2026
Income
Investment income	$2,819
Expenses
Net operating expenses	1,362
Net investment income (loss)	$1,457
Total net realized and change in unrealized gain (loss)	(1,825)
Net increase (decrease) in members' equity resulting from operations	$(368)

Below is a summary of Capstone Lending’s portfolio as of March 31, 2026:

As of
March 31, 2026
Investment Commitments	$382,863
Total investments, at fair value	$283,219
Number of portfolio companies	52
Number of industries	23
Weighted average yield on total portfolio, at cost(1)	8.7%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of investments	5,447

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of Capstone Lending divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of March 31, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(2) (5)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	4,444	$4,384	$4,366	3.75%
Jonathan Acquisition Company	(2) (6)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	55	47	45	0.04
								4,431	4,411	3.79
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	358	357	355	0.31
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	304	300	293	0.25
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	7	7	7	0.01
Drivecentric Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	6,750	6,708	6,750	5.80
Drivecentric Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(15)	—	—
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	3,038	3,025	2,985	2.57
								10,382	10,390	8.93
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	2,703	2,689	2,668	2.29
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(6)	(16)	(0.01)
								2,683	2,652	2.28
Beverages
Vamos Bidco, Inc.	(4) (5)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	2,680	2,667	2,612	2.25
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(2)	(28)	(0.02)
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(2)	(8)	(0.01)
								2,663	2,576	2.21
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	5,644	5,602	5,644	4.85
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	371	356	371	0.32
Firebird Acquisition Corp, Inc.	(3) (5)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	5,783	5,775	5,783	4.97
Firebird Acquisition Corp, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	1,853	1,851	1,853	1.59
Firebird Acquisition Corp, Inc.	(3) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	(1)	—	—
Railpros Parent, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	5,446	5,415	5,405	4.65
Railpros Parent, LLC	(3) (5) (6)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	505	500	493	0.42
Railpros Parent, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	—	(5)	(6)	(0.01)
								19,493	19,543	16.80
Construction & Engineering
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	1,622	1,625	1,622	1.39
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	2,285	2,275	2,285	1.96
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(2)	—	—
								3,898	3,907	3.36
Diversified Consumer Services
DA Blocker Corp.	(3) (5)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	5,643	5,616	5,530	4.75
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(3)	(35)	(0.03)
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	24	21	12	0.01
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	4,988	4,967	4,974	4.28
GarageCo Intermediate II, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	2,404	2,385	2,368	2.04
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(22)	(53)	(0.05)

Consolidated Schedule of Investments as of March 31, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(9)	(16)	(0.01)
Kodiak Buyer, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	2,302	2,282	2,296	1.97
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(5)	(2)	—
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(5)	(1)	—
LHS Borrower, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	2,432	2,405	2,389	2.05
LHS Borrower, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	49	47	45	0.04
								17,679	17,507	15.05
Electrical Equipment
Accel International Holdings, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	4,608	4,600	4,608	3.96
Accel International Holdings, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(1)	—	—
								4,599	4,608	3.96
Electronic Equipment, Instruments & Components
Magneto Components Buyco, LLC	(3) (5)	First Lien Debt	S +	6.00%	9.70%	12/05/2030	5,500	5,494	5,500	4.73
Magneto Components Buyco, LLC	(3) (6)	First Lien Debt	S +	6.00%	9.70%	12/05/2029	—	(1)	—	—
NDT Global Holding, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	6,866	6,826	6,762	5.81
NDT Global Holding, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	1,346	1,335	1,300	1.12
NDT Global Holding, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	77	68	54	0.05
								13,722	13,616	11.70
Financial Services
BCTO Bluebill Midco, Inc.	(3) (5)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,556	7,508	7,404	6.36
BCTO Bluebill Midco, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(6)	(19)	(0.02)
SitusAMC Holdings Corporation	(3) (5)	First Lien Debt	S +	5.50%	9.20%	05/14/2031	1,985	1,981	1,985	1.71
								9,483	9,370	8.05
Ground Transportation
SV Newco 2, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	2,453	2,447	2,448	2.10
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	1,547	1,541	1,534	1.32
								3,988	3,982	3.42
Health Care Equipment & Supplies
PerkinElmer U.S., LLC	(2) (5)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	532	531	528	0.45
PerkinElmer U.S., LLC	(2) (6)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	—	(7)	(0.01)
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	4,328	4,324	4,328	3.72
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	1,831	1,829	1,831	1.57
Tidi Legacy Products, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(1)	—	—
								6,683	6,680	5.74
Health Care Providers & Services
Merative, LP	(3) (5)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	5,750	5,736	5,721	4.92
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	—	(3)	—
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(1)	(3)	—
mPulse Mobile, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	8,862	8,804	8,619	7.41
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(2)	(23)	(0.02)
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(8)	(35)	(0.03)
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	14,881	14,811	14,843	12.76
								29,340	29,119	25.03
Industrial Conglomerates
Aptean, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	8,311	8,302	8,311	7.14
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	4	—	—

Consolidated Schedule of Investments as of March 31, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	88	88	88	0.08
								8,394	8,399	7.22
Insurance Services
Fetch, Inc	(3) (5)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	6,800	6,732	6,732	5.79
Fetch, Inc	(3) (6)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(10)	(10)	(0.01)
Fetch, Inc	(3) (6)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(12)	(12)	(0.01)
Foundation Risk Partners Corp.	(3) (5) (6)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	1,397	1,394	1,397	1.20
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	301	297	293	0.25
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	572	546	505	0.43
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	—	(4)	(4)	—
Iris Specialty Acquisiton, LLC	(4) (5)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	5,695	5,667	5,653	4.86
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(5)	(7)	(0.01)
Iris Specialty Acquisiton, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	192	188	186	0.16
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	1,485	1,482	1,484	1.28
								16,275	16,217	13.94
Interactive Media & Services
FMG Suite Holdings, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	4,526	4,496	4,458	3.83
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(3)	(18)	(0.02)
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(5)	(11)	(0.01)
								4,488	4,429	3.81
IT Services
Apollo Acquisition, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	924	916	911	0.78
Apollo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	22	1	(21)	(0.02)
Apollo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(4)	(7)	(0)
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	6,520	6,491	6,471	5.56
Redwood Services Group, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	6,845	6,813	6,782	5.83
Thrive Buyer, Inc. (Thrive Networks)	(3) (5)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	5,106	5,082	5,067	4.36
Thrive Buyer, Inc. (Thrive Networks)	(3) (5) (6)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	1,172	1,166	1,159	1.00
Thrive Buyer, Inc. (Thrive Networks)	(3) (6)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	212	209	207	0.18
UpStack, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	4,875	4,834	4,814	4.14
UpStack, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	686	670	663	0.57
UpStack, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	188	181	178	0.15
								26,359	26,224	22.54
Multi-Utilities
Vessco Midco Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	3,549	3,536	3,516	3.02
Vessco Midco Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(9)	(32)	(0.03)
								3,527	3,484	2.99
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	4,410	4,402	4,344	3.73
Real Chemistry Intermediate III, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	1,313	1,311	1,284	1.10
Real Chemistry Intermediate III, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(2)	(15)	(0.01)
								5,711	5,613	4.82
Professional Services
Deerfield Dakota Holding, LLC	(3) (5)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	12,960	12,874	12,820	11.02

Consolidated Schedule of Investments as of March 31, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Deerfield Dakota Holding, LLC	(3) (6)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	240	232	227	0.20
Verdantas, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	3,071	3,041	3,044	2.62
Verdantas, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	3,455	3,416	3,419	2.94
Verdantas, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	88	84	85	0.07
WIPFLI Advisory, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	1,846	1,841	1,828	1.57
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	—	(7)	(0.01)
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(1)	(5)	—
								21,487	21,411	18.40
Software
Apryse Software Corp.	(4) (5)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	11,082	11,015	10,877	9.35
Apryse Software Corp.	(4) (6)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(5)	(17)	(0.01)
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	6,449	6,442	6,449	5.54
Coupa Holdings, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	(1)	—	—
Coupa Holdings, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	—	—	—
Emburse, Inc.	(3) (5)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	7,000	6,999	6,947	5.97
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	1	(9)	(0.01)
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	—	(9)	(0.01)
Espresso Bidco, Inc.	(3) (5)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	3,688	3,656	3,614	3.11
Espresso Bidco, Inc.	(3) (5) (6)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	912	904	893	0.77
Espresso Bidco, Inc.	(3) (6)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(4)	(9)	(0.01)
Fullsteam Operations, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	8,654	8,599	8,440	7.25
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(7)	(71)	(0.06)
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(6)	(24)	(0.02)
Onit, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	9,444	9,401	9,444	8.12
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(6)	—	—
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(6)	—	—
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	5,573	5,518	5,462	4.69
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(3)	(5)	(0.00)
								52,497	51,982	44.68
Transportation Infrastructure
Jeppesen Holdings, LLC	(4) (5)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	6,533	6,516	6,468	5.56
Jeppesen Holdings, LLC	(4) (6)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(1)	(3)	(0.00)
								6,515	6,465	5.56
Wireless Telecommunication Services
CCI Buyer, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	10,811	10,751	10,644	9.15
CCI Buyer, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(4)	(10)	(0.01)
								10,747	10,634	9.14
Total First Lien Debt								$285,044	$283,219	243.44%
Total Portfolio Investments								$285,044	$283,219	243.44%

(1) Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternative base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown

Consolidated Schedule of Investments as of March 31, 2026

is the weighted average interest rate in effect at March 31, 2026, the reference rates for our variable loans were the C at 2.27%, 1-month E at 1.89%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73%, and the P at 6.75%.

(2) Loan includes interest rate floor of 1.00%

(3) Loan includes interest rate floor of 0.75%

(4) Loan includes interest rate floor of 0.50%

(5) Assets or a portion thereof are pledged as collateral for the JV Credit Facility.

(6) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated.

(7) The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

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

As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments with the assistance of the independent valuation firms ("Valuation Firms"). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,732	$3,421,628	$3,439,360	$—	$19,669	$3,611,829	$3,631,498
Second Lien Debt	—	23,205	49,192	72,397	—	24,113	51,097	75,210
Other Debt Investments	—	—	7,593	7,593	—	—	10,114	10,114
Equity	—	—	40,233	40,233	—	—	38,413	38,413
Subtotal	$—	$40,937	$3,518,646	$3,559,583	$—	$43,782	$3,711,453	$3,755,235
Investment measured at net asset value(1)(2)				109,367				16,311
Total Investments				$3,668,950				$3,771,546
Cash and cash equivalents	$80,657	$—	$—	$80,657	$81,434	$—	$—	$81,434
Unaffiliated money market fund	$19,856	$—	$—	$19,856	$12,976	$—	$—	$12,976

(1)
The Company, as a practical expedient, estimates the fair value of its investment in Help HP SCF Investor, LP using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.
(2)
The Company, as a practical expedient, estimates the fair value of its investment in Capstone Lending using the net asset value of the Company’s members’ interest in the entity. As such, the fair value has not been classified within the fair value hierarchy.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,611,829	$51,097	$10,114	$38,413	$3,711,453
Purchases of investments(1)	79,399	—	—	4,396	83,795
Proceeds from principal repayments and sales of investments(2)	(239,870)	(2,116)	(2,127)	—	(244,113)
Accretion of discount/amortization of premium	3,372	84	26	—	3,482
Payment-in-kind	2,992	697	289	906	4,884
Net change in unrealized appreciation (depreciation)	(24,421)	(570)	791	(3,482)	(27,682)
Net realized gains (losses)	(11,673)	—	(1,500)	—	(13,173)
Fair value, end of period	$3,421,628	$49,192	$7,593	$40,233	$3,518,646
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(24,136)	$(570)	$(687)	$(3,482)	$(28,875)

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

	March 31, 2026
				Range(2)
Asset Category	Fair Value	Valuation Technique(1)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,276,380	Yield Analysis	Discount Rate	7.64%	46.61%	9.66%
	132,602	Market Approach	EBITDA Multiple	6.05x	11.25x	8.51x
	12,645	Market Approach	Revenue Multiple			0.96x
Investments in second lien debt	47,019	Yield Analysis	Discount Rate	13.02%	20.93%	18.64%
	2,173	Market Approach	EBITDA Multiple	8.00x	10.00x	8.99x
Investments in other securities:
Other debt investments	6,668	Yield Analysis	Discount Rate			16.45%
	925	Market Approach	EBITDA Multiple			8.00x
Preferred equity	18,278	Income Approach	Discount Rate	9.98%	15.00%	12.65%
	8,356	Market Approach	EBITDA Multiple	8.00x	18.00x	13.55x
Common equity	10,008	Market Approach	EBITDA Multiple	8.00x	17.25x	13.95x
	3,592	Market Approach	Revenue Multiple	1.00x	21.00x	9.45x
Total Investments	$3,518,646

(1)
During the three months ended March 31, 2026, three debt investments with a combined fair value of $34.8 million transitioned from a yield analysis to a market approach using an EBITDA multiple. One debt investment with a fair value of $12.6 million transitioned from market approach using an EBITDA multiple to a market approach using a revenue multiple. One equity investment with a fair value of $1.4 million transitioned from market approach using an EBITDA multiple to market approach using a revenue multiple.
(2)
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

	December 31, 2025
				Range(2)
Asset Category	Fair Value	Valuation Technique(1)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,489,094	Yield Analysis	Discount Rate	7.48%	39.21%	9.30%
	122,735	Market Approach	EBITDA Multiple	6.25x	10.00x	8.11x
Investments in second lien debt	46,786	Yield Analysis	Discount Rate	12.27%	20.37%	18.69%
	4,311	Market Approach	EBITDA Multiple	7.75x	10.00x	8.34x
Investments in other securities
Other debt investments	8,995	Yield Analysis	Discount Rate	13.70%	14.95%	14.65%
	1,119	Market Approach	EBITDA Multiple	6.25x	7.75x	7.75x
Preferred equity	19,519	Income Approach	Discount Rate	11.59%	15.66%	12.71%
	4,511	Market Approach	EBITDA Multiple	7.75x	15.43x	13.23x
Common equity	11,802	Market Approach	EBITDA Multiple	1.20x	24.60x	11.51x
	2,581	Market Approach	Revenue Multiple	5.00x	22.25x	15.80x
Total Investments	$3,711,453

(1)
During the year ended December 31, 2025, two preferred equity positions with a combined fair value of $2.9 million transitioned from an income approach to a market approach valuation technique and eight debt investments with a combined fair value of $123.8 million transitioned from yield analysis to market approach valuation technique.
(2)
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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company. The fair value of the Company’s credit facilities, CLO 2025-1 Issued Debt (as defined below), 2029 Notes and 2030 Notes (each as defined in Note 6) is estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		March 31, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$351,000	351,000	$351,000	$351,000
Truist Credit Facility	3	279,010	279,010	308,153	308,153
CLO 2025-1 Issued Debt(1)	3	306,103	309,000	306,131	309,000
2027 Notes(2)	2	423,790	422,365	423,510	424,703
2029 Notes(2)(3)	3	349,200	354,063	351,603	356,850
2030 Notes(2)(3)	3	343,950	350,807	346,275	353,359
Total		$2,053,053	$2,066,245	$2,086,672	$2,103,065

(1)
As of March 31, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,897 and $2,869, respectively.
(2)
As of March 31, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,024, $2,433 and $3,756 and unamortized original issuance discount of $185, $2,430 and $3,101, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.
(3)
Inclusive of change in fair market value of effective hedge.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows.

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	279,010	1,160,215	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	309,000	309,000	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	350,000	350,000	—
Total	$3,484,000	$2,064,010	$1,409,215	$3,484,000	$2,093,153	$1,381,072

(1)
As of March 31, 2026 and December 31, 2025, a letter of credit of $10,775 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of March 31, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,897 and $2,869, respectively.
(3)
As of March 31, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,024, $2,433 and $3,756 and unamortized original issuance discount of $185, $2,430 and $3,101, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.

The Company's summary information of its debt obligations was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Combined weighted average interest rate (1)	5.48%	6.11%
Combined weighted average effective interest rate (2)	5.90%	6.52%
Combined weighted average debt outstanding	$2,032,220	$2,030,967

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

BNP Funding Facility

On October 14, 2020, Financing SPV entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of March 31, 2026, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 1.95% and, after the reinvestment period, 2.45%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027, and the facility has a final maturity date of August 21, 2029.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,037	$5,195
Facility unused commitment fees	30	465
Amortization of deferred financing costs	414	400
Total	$5,481	$6,060
Weighted average interest rate	5.74%	6.58%
Weighted average effective interest rate	6.21%	7.08%
Weighted average outstanding balance	$351,000	$316,000

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of March 31, 2026, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus either (A) 0.65% or (B) 0.775%, based on certain borrowing base conditions and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus (A) 1.65% or (B) 1.775% per annum, based on certain borrowing base conditions, or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.350% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. The availability period of the Truist Credit Facility will terminate on February 23, 2029 and has a final maturity date of February 25, 2030.

The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,460	$10,453
Facility unused commitment fees	1,096	638
Amortization of deferred financing costs	601	560
Total	$5,157	$11,651
Weighted average interest rate	5.60%	6.29%
Weighted average effective interest rate	6.57%	6.62%
Weighted average outstanding balance	$247,220	$664,967

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

The summary information of 2027 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$4,781	$4,781
Accretion of original issuance discount	53	54
Amortization of debt issuance cost	228	277
Total	$5,062	$5,112
Stated interest rate	4.50%	4.50%
Weighted average effective interest rate	4.76%	4.81%

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

The summary information of 2025 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$—	$5,191
Amortization of debt issuance costs	—	301
Total	$—	$5,492
Stated interest rate	—%	7.55%
Weighted average effective interest rate	—%	7.99%

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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended December 31, 2025. For the three months ended March 31, 2026 and March 31, 2025, the Company made payments of $5,566 and $0, respectively. The swap adjusted interest expense is included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $4,134. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “other assets” on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest and other “financing expenses” on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,631	$5,381
Accretion of original issuance discount	191	191
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(84)	(24)
Amortization of debt issuance costs	193	316
Total	$5,931	$5,864
Stated interest rate	6.15%	6.15%
Weighted average effective interest rate	6.87%	6.73%

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

In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the three months ended March 31, 2026, the Company made no periodic payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of March 31, 2026, the interest rate swaps had a fair value of $789. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$5,335	$—
Accretion of original issuance discount	185	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(24)	—
Amortization of debt issuance costs	220	—
Total	$5,716	$—
Stated interest rate	6.00%	—%
Weighted average effective interest rate	6.56%	—%

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

As of March 31, 2026, there were 103 portfolio companies with a total fair value of $395,976 securing the CLO 2025-1 Debt. The pool of loans in the 2025-1 Debt Securitization must meet certain requirements, set forth in the documents governing the 2025-1 Debt Securitization.

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

The following table presents information on the CLO 2025-1 Debt incurred in the 2025-1 Debt Securitization:

		March 31, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1	Senior Secured Floating Rate	$182,000	S + 1.54%	AAA
Class A-1 Loan	Senior Secured Floating Rate	50,000	S + 1.54%	AAA
Class A-2	Senior Secured Floating Rate	16,000	S + 1.70%	AAA
Class B	Senior Secured Floating Rate	24,000	S + 1.90%	AA
Class C	Secured Deferrable Floating Rate	32,000	S + 2.40%	A
Class D(1)	Secured Deferrable Floating Rate	24,000	S + 3.55%	BBB-
Total CLO 2025-1 Senior Secured Debt		328,000
Subordinated Notes(2)		73,200	None	Not Rated
Total CLO 2025-1 Debt		401,200
(1)
The Company retained $19.0 million of the Class D Notes.
(2)
The Company retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization which are eliminated in consolidation.

The summary information of the CLO 2025-1 Issued Debt is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$4,022	$—
Amortization of debt issuance costs	61	—
Total	$4,083	$—
Stated interest rate	5.21%	—%
Weighted average effective interest rate	5.29%	—%

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $448,993 and $497,340 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS

Equity

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	March 31, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(19,620)	$29,624
Net investment income (loss) after taxes	40,510	176,026
Net realized gain (loss)	(13,171)	(7,422)
Net change in unrealized appreciation (depreciation)	(31,849)	(46,510)
Dividends declared	(38,401)	(174,035)
Tax reclassification of stockholders’ equity	—	2,697
Total distributable earnings (loss), end of period	$(62,531)	$(19,620)

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

The Equity Distribution Agreements provided that the Company could, from time to time, issue and sell shares of its Common Stock having an aggregate offering price of up to $300,000 through the Sales Agents, or to them as principal for their own respective accounts. Sales of the shares, if any, will be made in negotiated transactions or transactions that are deemed to be an ATM offering as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through The New York Stock Exchange or a similar securities exchange, sales made to or through a market maker other than on an exchange, at market prices related to prevailing market prices or negotiated prices. The Sales Agents are entitled to receive a commission from the Company of up to 1.5% of the gross sales price of any shares sold through or to the Sales Agents under the Equity Distribution Agreements.

For the three months ended March 31, 2026 and March 31, 2025, there were no shares issued through ATM offerings.

Distributions

The Company adopted an “opt out” DRIP on January 26, 2024, as further amended and restated effective December 7, 2024 (the "DRIP"). As a result, the Company’s stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock rather than received in cash. The shares of Common Stock distributed in the Company’s DRIP are either (i) newly issued shares of Common Stock or (ii) acquired by the plan administrator through the purchase of outstanding shares of Common Stock on the open market. If, on the payment date for any distribution, the most recently computed net asset value per share as of the DRIP is equal to or less than the closing market price plus estimated per share fees, the plan administrator will invest the distribution amount in newly issued shares of Common Stock. Otherwise, the plan administrator will invest the dividend amount in shares acquired by purchasing shares of Common Stock on the open market. The following table summarizes the distributions declared on shares of the Company’s Common Stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP.

The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the three months ended March 31, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
			$0.45	393,833
For the three months ended March 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
			$0.50	438,274

(1)
In accordance with the Company’s DRIP, shares were purchased in the open market.

Share Repurchase Program

In January 2024, the Board approved a share repurchase program to acquire up to $100 million in the aggregate of its Common Stock at prices below its net asset value per share over a specified period, in accordance with all applicable securities laws and regulations.

In February 2025, the Board approved an amended share repurchase program to acquire up to $100 million in the aggregate of Common Stock at prices below its net asset value per share over a specified period, in accordance with all applicable securities laws and regulations.

On February 26, 2026, the Board approved a share repurchase program (the “February 2026 Share Repurchase Program”), under which the Company can repurchase up to $100 million in the aggregate of its Common Stock at prices below its net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. The February 2026 Share Repurchase Program is discretionary and whether purchases will be made under the February 2026 Share Repurchase Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.

The following table summarizes the shares repurchased under the share repurchase program during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	376,000	$16.47	376,000	$52.1
February 1 - February 27, 2026	291,200	15.52	291,200	47.6
March 1 - March 31, 2026	273,292	14.64	273,292	96.0
Total Repurchases	940,492		940,492

The following table summarizes the shares repurchased under the share repurchase plan during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
Total Repurchases	491,332		491,332

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator—net increase/(decrease) in net assets resulting from operations	$(4,510)	$29,670
Denominator—weighted average shares outstanding	85,775,149	88,413,652
Basic and diluted earnings (loss) per share	$(0.05)	$0.34

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Share Data:(1)
Net asset value, beginning of period	$20.26	$20.81
Net investment income (loss)	0.47	0.52
Net unrealized and realized gain (loss)(2)	(0.52)	(0.18)
Net increase (decrease) in net assets resulting from operations	(0.05)	0.34
Dividends declared	(0.45)	(0.50)
Repurchase of common stock	0.05	—
Issuance of common stock, net of underwriting and offering costs	—	—
Total increase (decrease) in net assets	(0.45)	(0.16)
Net asset value, end of period	$19.81	$20.65
Per share market value, end of period	13.96	19.96
Shares outstanding, end of period	85,335,813	88,019,757
Weighted average shares outstanding	85,775,149	88,413,652
Total return based on net asset value(3)	0.68%	1.78%
Total return based on market value(4)	(12.78)%	(0.90)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,690,467	$1,817,807
Ratio of net expenses to average net assets(5)	10.31%	10.52%
Ratio of expenses before waivers to average net assets(5)	10.31%	10.68%
Ratio of net investment income to average net assets(5)	10.48%	11.67%
Asset coverage ratio(6)	182.00%	190.00%
Portfolio turnover rate	4.69%	5.46%

(1)
The per share data was derived by using the weighted average shares outstanding during the period, except otherwise noted.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return (not annualized) is calculated assuming a purchase of Common Stock at the opening of the first day of the period and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s DRIP.

(4)
Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s DRIP.
(5)
Amounts are annualized except for incentive fees and offering costs, as applicable.
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

(11) SENIOR SECURITIES

The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
CLO 2025-1 Notes
March 31, 2026 (unaudited)	$309,000	1,820	—	N/A(4)
December 31, 2025	$309,000	1,830	—	N/A(4)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
March 31, 2026 (unaudited)	$425,000	1,820	—	N/A(4)
December 31, 2025	$425,000	1,830	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
March 31, 2026 (unaudited)	$350,000	1,820	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
March 31, 2026 (unaudited)	$350,000	1,820	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
Truist Credit Facility
March 31, 2026 (unaudited)	$279,010	1,820	—	N/A(4)
December 31, 2025	$308,153	1,830	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
March 31, 2026 (unaudited)	$351,000	1,820	—	N/A(4)
December 31, 2025	$351,000	1,830	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)
December 31, 2019	$—	—	—	N/A(4)

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

On April 23, 2026, the Company entered into an amendment to the Truist Credit Facility (the “First Amendment”). The First Amendment, among other things, (i) extended the commitment termination date from February 23, 2029 to April 23, 2030 and (ii) extended the maturity date from February 25, 2030 to April 23, 2031.

On May 5, 2026, the Board declared a distribution of $0.45 per share, which is payable on or around July 24, 2026 to shareholders of record as of June 30, 2026.

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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K") and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

•
costs of any other offerings of our common stock, par value $0.001 (“Common Stock”) and other securities;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,520,313	$3,439,360	93.8%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	82,095	72,397	2.0	83,428	75,210	2.0
Other Debt Investments	8,546	7,593	0.2	11,857	10,114	0.3
Equity	62,937	56,528	1.5	57,636	54,724	1.5
Investments in Joint Venture	94,532	93,072	2.5	—	—	0.0
Total	$3,768,423	$3,668,950	100.0%	$3,839,039	$3,771,546	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	227	227
Number of industries	36	35
Number of new investment commitments in portfolio companies	7	44
Number of portfolio companies exited or fully repaid	7	25
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.3%	9.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.5%	9.5%
Weighted average yield on total portfolio, at cost(4)	9.2%	9.2%
Weighted average yield on total portfolio, at fair value(4)	9.4%	9.4%
Weighted average 12-month EBITDA	$159.8	$155.3
Median 12-month EBITDA	91.1	90.3
Weighted average net leverage through tranche(5)	5.9x	5.9x
Weighted average interest coverage(6)	1.7x	1.7x
Weighted average loan to value(7)	38.9%	39.9%
Percentage of debt investments with one or more financial covenants	53.9%	54.1%
Percentage of our debt investments that are sponsor backed	98.9%	98.9%
Percentage of loans and other debt in support of LBOs and acquisitions	65.0%	69.9%
Percentage of our debt portfolio subject to business cycle volatility	4.9%	4.7%
Average position size of our investments, at fair value (in millions)	$16.2	$16.6

(1) Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender, weighted average interest coverage and weighted average loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.

(2) Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.

(3) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

(4) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of the Company, excluding the Company’s investment in Capstone Lending (as defined below), divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

(5) Net leverage is calculated as the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.

(6) Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

(7) Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross principal balance(1)	$184,889	$233,368
Less: Syndications	(40,000)	—
Net new investments committed	$144,889	$233,368
Investments, at cost
Investments, beginning of period	$3,839,038	$3,813,127
New investments purchased	173,964	205,647
Net accretion of discount on investments	3,517	4,297
Payment-in-kind	4,884	4,936
Net realized gain (loss) on investments	(13,173)	562
Investments sold or repaid	(239,807)	(201,838)
Investments, end of period	$3,768,423	$3,826,731
Amount of investments funded, at principal
First lien debt investments	$111,004	$207,586
Equity(2)	—	228
Investment in Joint Venture(3)	94,532	—
Total	$205,536	$207,814
Amount of investments sold/fully repaid, at principal
First lien debt investments	$231,089	$175,123
Equity(2)	—	4,106
Total	$231,089	$179,229

(1)
Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded, excluding investments in Capstone Lending.
(3)
Represents dollar amount of equity investments funded in Capstone Lending.

Capstone Lending LLC

Capstone Lending LLC, a Delaware limited liability company, was formed as a joint venture (“Capstone Lending”) between us and a large institutional investor (the “JV Partner”), commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending’s principal purpose is to make investments, primarily in senior loans issued by middle-market companies. We and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. We and the JV Partner have equal control of Capstone Lending’s investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending’s investment committee or board of directors, each of which consists of an equal number of representatives of us and the JV Partner.

As of March 31, 2026, we and the JV Partner made equity contributions of $94,532 and $23,633, respectively, to Capstone Lending.

As of
March 31, 2026
Investment Commitments	$382,863
Total investments, at fair value	$283,219
Number of portfolio companies	52
Number of industries	23
Weighted average yield on total portfolio, at cost(1)	8.7%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of investments	5,447

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of Capstone Lending divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

For more information on Capstone Lending, see “Note 4. Investments—Capstone Lending LLC.”

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$73,976	2.0%
Risk rating 2	3,466,859	94.5	3,535,074	93.7
Risk rating 3	166,036	4.5	125,908	3.3
Risk rating 4	36,055	1.0	36,588	1.0
Total	$3,668,950	100.0%	$3,771,546	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,713,006	98.5%	$3,778,647	98.4%
Non-accrual(1)	55,417	1.5	60,392	1.6
Total	$3,768,423	100.0%	$3,839,039	100.0%

(1) As of March 31, 2026 and December 31, 2025, the Company had certain investments in six and four portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$89,064	$101,458
Less: Net expenses	47,720	54,603
Net investment income (loss) before taxes	41,344	46,855
Less: Excise tax expense	834	627
Net investment income (loss) after taxes	40,510	46,228
Net realized gain (loss)	(13,171)	549
Net change in unrealized appreciation (depreciation)	(31,849)	(17,107)
Net increase (decrease) in net assets resulting from operations	$(4,510)	$29,670

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$81,740	$94,967
Payment-in-kind income	4,104	4,202
Dividend income	2,097	594
Other income	1,123	1,695
Total investment income	$89,064	$101,458

In the table above, total investment income decreased from $101,458 for the three months ended March 31, 2025 to $89,064 for the three months ended March 31, 2026. The decrease was primarily driven by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost decreased to 9.3% as of March 31, 2026 from 10.2% as of March 31, 2025. For three months ended March 31, 2026 and March 31, 2025, 4.6% and 4.1% of our total investment income was comprised of PIK interest.

Additionally, for the three months ended March 31, 2026, we recorded $1,297 of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,667 for the same period in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$30,665	$34,179
Management fees	9,430	9,618
Income based incentive fees	5,800	9,843
Professional fees	1,474	1,608
Directors’ fees	129	129
Administrative service fees	61	60
General and other expenses	161	182
Total expenses	47,720	55,619
Management fees waiver	—	(641)
Incentive fees waiver	—	(375)
Net expenses	$47,720	$54,603
Excise tax expense	$834	$627

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased to $30,665 for the three months ended March 31, 2026 from $34,179 for the three months ended March 31, 2025. The decrease was primarily due to the reduction of our average interest rate which decreased from 6.11% to 5.48%, respectively, mainly driven by declining base rates and a shift in our funding mix toward lower costing debt.

Management Fees

Base management fees, net of waiver, were $9,430 for the three months ended March 31, 2026 and $8,977 for the three months ended March 31, 2025, respectively. The increase was due to the management fee waiver which expired on January 24, 2025.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $5,800 for the three months ended March 31, 2026 and $9,468 for the three months ended March 31, 2025, respectively. The decrease was primarily a result of the incentive fee cap, which limits the amount of incentive fees payable to the adviser due to net realized losses. For the three months ended March 31, 2026, net realized losses were primarily driven by the restructuring of our first lien debt investments in 48Forty Solutions, LLC.

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

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$(13,173)	$562
Foreign currency and other transactions	2	(13)
Net realized gain (loss)	(13,171)	549
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(31,838)	(17,106)
Foreign currency translations and other transactions	(11)	(1)
Net unrealized appreciation (depreciation)	(31,849)	(17,107)
Net realized and unrealized gains (losses)	$(45,020)	$(16,558)

For the three months ended March 31, 2026, net realized losses were $(13,171) which was primarily due to the restructuring of our first lien debt investments in 48Forty Solutions, LLC.

For the three months ended March 31, 2026, net change in unrealized depreciation on our investments of $31,838 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three months ended March 31, 2025, net change in unrealized depreciation on our investments of $17,106 was primarily driven by changes in spreads in the primary and secondary markets.

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

As of March 31, 2026, we had approximately $96,693 of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $249,000 and $1,160,215 of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $448,993.

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

For the three months ended March 31, 2026 and March 31, 2025, there were no shares issued through ATM offerings.

Distributions and Dividend Reinvestment

We adopted an “opt out” DRIP effective as of January 26, 2024, which was later amended effective as of December 7, 2024. As a result, our stockholders who have not “opted out” of the DRIP will have their cash dividends or distributions (net of applicable withholding tax) automatically reinvested in additional shares of Common Stock rather than received in cash. Stockholders who receive distributions in the form of shares of Common Stock will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those stockholders will not receive cash with which to pay any applicable taxes.

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 and March 31, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the three months ended March 31, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
			$0.45	393,833
For the three months ended March 31, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
			$0.50	438,274
(1)
In accordance with the Company’s DRIP, shares were purchased in the open market.

Share Repurchase Program

In January 2024, our Board approved a share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable laws and regulations.

In February 2025, our Board approved an amended share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations.

On February 26, 2026, our Board approved our share repurchase program (the “February 2026 Share Repurchase Program”) under which we can repurchase up to $100 million in the aggregate of our Common Stock at prices below the net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. The February 2026 Share Repurchase Program is discretionary and whether purchases will be made under the February 2026 Share Repurchase Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.

The following table summarizes the shares repurchased under our share repurchase program during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	376,000	$16.47	376,000	$52.1
February 1 - February 27, 2026	291,200	15.52	291,200	47.6
March 1 - March 31, 2026	273,292	14.64	273,292	96.0
Total Repurchases	940,492		940,492

The following table summarizes the shares repurchased under our share repurchase program during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
Total Repurchases	491,332		491,332

Debt

Our outstanding debt obligations were as follows (each as defined in Note 6 "Debt" in the notes to the accompanying consolidated financial statements):

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	279,010	1,160,215	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	309,000	309,000	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	350,000	350,000	—
Total	$3,484,000	$2,064,010	$1,409,215	$3,484,000	$2,093,153	$1,381,072
(1)
As of March 31, 2026 and December 31, 2025, a letter of credit of $10,775 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,298 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of March 31, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,897 and $2,869, respectively.
(3)
As of March 31, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,024, $2,433 and $3,756 and unamortized original issuance discount of $185, $2,430 and $3,101, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.

For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

On May 5, 2026, our Board declared a distribution of $0.45 per share, which is payable on or around July 24, 2026 to shareholders of record as of June 30, 2026.

On April 23, 2026, we entered into an amendment to the Truist Credit Facility (the “First Amendment”). The First Amendment, among other things, (i) extended the commitment termination date from February 23, 2029 to April 23, 2030 and (ii) extended the maturity date from February 25, 2030 to April 23, 2031.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and — "Part I, Item 1A. Risk Factors — General Risk Factors — Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

Interest Rate Risk

We are subject to financial market risks and, most significantly, changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2026, approximately 99.6% of our debt investments were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$107,253	$(39,900)	$67,353
Up 200 basis points	$71,502	$(26,600)	$44,902
Up 100 basis points	$35,751	$(13,300)	$22,451
Up 25 basis points	$8,938	$(3,325)	$5,613
Down 25 basis points	$(8,938)	$3,325	$(5,613)
Down 100 basis points	$(35,751)	$13,300	$(22,451)
Down 200 basis points	$(71,354)	$26,600	$(44,753)
Down 300 basis points	$(102,372)	$39,900	$(62,472)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Part I, Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this Report.

Issuer Purchases of Equity Securities

In January 2024, our Board approved a share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable laws and regulations.

In February 2025, our Board approved an amended share repurchase program to acquire up to $100 million in the aggregate of our Common Stock at prices below our net asset value per share over a specified period, in accordance with all applicable securities laws and regulations.

On February 26, 2026, our Board approved the February 2026 Share Repurchase Program under which we can repurchase up to $100 million in the aggregate of our Common Stock at prices below the net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. The February 2026 Share Repurchase Program is discretionary and whether purchases will be made under the February 2026 Share Repurchase Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict.

The following table summarizes the shares repurchased under our share repurchase program during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	376,000	$16.47	376,000	$52.1
February 1 - February 27, 2026	291,200	15.52	291,200	47.6
March 1 - March 31, 2026	273,292	14.64	273,292	96.0
Total Repurchases	940,492		940,492

*Shares repurchased under the February 2026 Share Repurchase Program

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
10.1

First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 23, 2026, among Morgan Stanley Direct Lending Fund, as Borrower, the Lenders and Issuing Banks party thereto, Truist Bank, as Administrative Agent, and Truist Securities, Inc., as Joint Lead Arranger and Sole Book Runner, and ING Capital LLC, MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as additional Joint Lead Arrangers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on April 27, 2026 (File No. 814-01332)).

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

Dated: May 7, 2026	Morgan Stanley Direct Lending Fund
	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)