Form 10-Q
period 2026-06-30
Morgan Stanley Direct Lending Fund
filed 2026-08-06
CIK 1782524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at August 5, 2026 was 84,105,122.

MORGAN STANLEY DIRECT LENDING FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Morgan Stanley Direct Lending Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,537,851 and $3,833,800)	$3,418,959	$3,766,757
Non-controlled/affiliated investments, at fair value (amortized cost of $34,256 and $5,239)	32,784	4,789
Controlled/affiliated investments, at fair value (amortized cost of $104,532 and $0)	102,544	—
Total investments, at fair value (cost of $3,676,639 and $3,839,039)	3,554,287	3,771,546
Cash and cash equivalents (restricted cash of $8,600 and $3,820)	65,816	81,434
Investments in unaffiliated money market fund (cost of $14,357 and $12,976)	14,357	12,976
Deferred financing costs	18,914	16,874
Interest and dividend receivable from non-controlled/non-affiliated investments	23,670	26,332
Interest receivable from non-controlled/affiliated investments	146	89
Dividend receivable from controlled/affiliated investments	3,016	—
Receivable for investments sold/repaid	30,142	455
Other assets	391	10,390
Total assets	$3,710,739	$3,920,096

Liabilities
Debt (net of unamortized debt issuance costs of $9,288 and $10,545)	$1,981,897	$2,086,672
Distributions payable	38,103	43,222
Management fees payable	9,182	9,596
Income based incentive fees payable	6,518	7,281
Interest payable	18,776	20,945
Payable for investment purchased	11	—
Payable to affiliates (Note 3)	51	91
Accrued expenses and other liabilities	8,333	4,200
Total liabilities	2,062,871	2,172,007

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 84,504,322 and 86,276,305 shares issued and outstanding)	85	86
Paid-in capital in excess of par value	1,740,413	1,767,623
Distributable earnings (loss)	(92,630)	(19,620)
Total net assets	$1,647,868	$1,748,089
Total liabilities and net assets	$3,710,739	$3,920,096
Net asset value per share	$19.50	$20.26

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$77,516	$93,752	$159,156	$188,693
Payment-in-kind income	4,842	3,815	8,893	8,003
Dividend income	1,742	650	2,674	1,244
Other income	1,353	1,175	2,476	2,870
From non-controlled/affiliated investments:
Interest income	179	44	279	70
Payment-in-kind income	88	72	141	86
Dividend income	27	—	27	—
Other income	11	—	11	—
From controlled/affiliated investments:
Dividend income	3,016	—	4,181	—
Total investment income	88,774	99,508	177,838	200,966
Expenses:
Interest and other financing expenses	32,018	34,707	62,683	68,886
Management fees	9,182	9,624	18,612	19,242
Income based incentive fees	6,518	9,279	12,318	19,122
Professional fees	1,716	1,698	3,190	3,306
Directors’ fees	130	130	259	259
Administrative service fees	61	85	122	145
General and other expenses	189	128	350	310
Total expenses	49,814	55,651	97,534	111,270
Management fees waiver (Note 3)	—	—	—	(641)
Incentive fees waiver (Note 3)	—	—	—	(375)
Net expenses	49,814	55,651	97,534	110,254
Net investment income (loss) before taxes	38,960	43,857	80,304	90,712
Excise tax expense	800	200	1,634	827
Net investment income (loss) after taxes	38,160	43,657	78,670	89,885
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(7,407)	25	(20,580)	587
Foreign currency and other transactions	(24)	66	(22)	53
Net realized gain (loss)	(7,431)	91	(20,602)	640
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(21,915)	(7,751)	(51,621)	(24,899)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(351)	(2)	(1,023)	40
Net change in unrealized appreciation (depreciation) on controlled/affiliated investments	(527)	—	(1,987)	—
Translation of assets and liabilities in foreign currencies	(8)	101	(19)	100
Net unrealized appreciation (depreciation)	(22,801)	(7,652)	(54,650)	(24,759)
Net realized and unrealized gain (loss)	(30,232)	(7,561)	(75,252)	(24,119)
Net increase (decrease) in net assets resulting from operations	$7,928	$36,096	$3,418	$65,766
Earnings per share (basic and diluted)	$0.09	$0.41	$0.04	$0.75
Weighted average shares outstanding (basic and diluted)	84,754,809	87,189,801	85,262,160	87,798,346

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share and per share amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net assets at the beginning of period	$1,690,467	$1,817,807	$1,748,089	$1,842,156
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	38,160	43,657	78,670	89,885
Net realized gain (loss)	(7,431)	91	(20,602)	640
Net change in unrealized appreciation (depreciation)	(22,801)	(7,652)	(54,650)	(24,759)
Net increase (decrease) in net assets resulting from operations	7,928	36,096	3,418	65,766

Distributions to stockholders from:
Distributable earnings	(38,027)	(43,481)	(76,428)	(87,491)
Total distributions to stockholders	(38,027)	(43,481)	(76,428)	(87,491)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs(1)	—	(123)	—	(123)
Repurchase of common stock	(12,500)	(20,000)	(27,211)	(30,009)
Net increase (decrease) in net assets resulting from capital transactions	(12,500)	(20,123)	(27,211)	(30,132)
Total increase (decrease) in net assets	(42,599)	(27,508)	(100,221)	(51,857)
Net assets at end of period	$1,647,868	$1,790,299	$1,647,868	$1,790,299
Distributions per share	$0.45	$0.50	$0.90	$1.00

(1) Includes costs incurred in connection with the Company's at-the-market (“ATM”) program. See Note 8 "Net Assets."

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,418	$65,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	54,632	24,859
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	19	(100)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	(23)	(61)
Net realized (gain) loss on investments	20,580	(587)
Net realized (gain) loss on foreign currency and other transactions	22	(53)
Investments in unaffiliated money market fund	(1,381)	(18,434)
Net accretion of discount and amortization of premium on investments	(6,929)	(8,153)
Payment-in-kind interest and dividend capitalized	(11,338)	(9,054)
Amortization of deferred financing costs	2,464	2,011
Amortization of debt issuance costs and original issuance discount on unsecured notes	2,339	2,412
Purchases of investments and change in payable for investments purchased	(360,356)	(409,840)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	490,767	409,700
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	2,662	5,301
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(57)	(46)
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(3,016)	—
(Increase) decrease in other assets	9,999	(385)
(Decrease) increase in payable to affiliates	(40)	67
(Decrease) increase in management fees payable	(414)	2,582
(Decrease) increase in income based incentive fees payable	(763)	323
(Decrease) increase in interest payable	(2,169)	(4,987)
(Decrease) increase in accrued expenses and other liabilities	(10,264)	(3,185)
Net cash provided by (used in) operating activities	190,152	58,136
Cash flows from financing activities:
Borrowings on debt	291,000	940,345
Repayments on debt	(383,246)	(874,000)
Deferred financing costs paid	(4,380)	(4,366)
Debt issuance costs paid	(343)	(4,078)
Distributions paid in cash	(81,547)	(97,145)
Proceeds from issuance of common stock, net of underwriting & offering costs	—	(123)
Repurchases of common stock	(27,211)	(30,009)
Net cash provided by (used in) financing activities	(205,727)	(69,376)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,575)	(11,240)
Effect of foreign exchange rate changes on cash	(43)	60
Cash, cash equivalents and restricted cash, beginning of period	81,434	63,396
Cash, cash equivalents and restricted cash, end of period	$65,816	$52,216

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,792	$2,567
Interest expense paid	$60,676	$69,326
Distributions payable	$38,103	$43,575
Non-cash purchases of investments	$(29,361)	$(5,010)
Non-cash sales of investments	$29,361	$5,010

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	3,449	$3,416	$3,414	0.21%
AA&D Midco, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	—	(14)	(16)	0.00
Jonathan Acquisition Company	(6) (7)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	2,659	2,625	2,619	0.16
Jonathan Acquisition Company	(6) (7) (17)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	33	29	28	0.00
ManTech International CP	(6) (8) (11)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	4,111	4,109	4,091	0.25
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	59	58	59	0.00
ManTech International CP	(6) (8) (17)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	(1)	(3)	0.00
Two Six Labs, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	17,145	17,040	17,040	1.03
Two Six Labs, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(25)	(25)	0.00
Zenith Acquisitionco, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.17%	01/13/2033	1,379	1,373	1,366	0.08
Zenith Acquisitionco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	11/26/2032	32	30	25	0.00
Zenith Acquisitionco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.17%	11/26/2032	—	(1)	(3)	0.00
								28,639	28,595	1.74
Air Freight & Logistics
RoadOne IntermodaLogistics	(6) (7)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	1,614	1,590	1,485	0.09
RoadOne IntermodaLogistics	(6) (7)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	148	146	136	0.01
RoadOne IntermodaLogistics	(6) (7) (17)	First Lien Debt	S +	6.75%	10.41%	12/29/2028	295	290	268	0.02
								2,026	1,889	0.11
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (12)	First Lien Debt	S +	7.00% PIK	10.88%	07/20/2028	6,473	6,415	3,035	0.18
OEConnection, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	1,493	1,486	1,454	0.09
OEConnection, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(2)	(23)	0.00
OEConnection, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(1)	(6)	0.00
PAI Holdco, Inc.	(6) (7)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.32%	10/30/2028	27,988	27,759	27,218	1.65
Randy's Holdings, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	7,189	7,073	7,100	0.43
Randy's Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	2,200	2,146	2,138	0.13
Randy's Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.64%	11/01/2029	101	88	90	0.01
Sonny's Enterprises, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	44,842	44,567	43,670	2.65
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	111	110	108	0.01
Spectrum Automotive Holdings Corp.	(6) (8) (10) (11)	First Lien Debt	S +	5.25%	8.89%	06/29/2028	18,786	18,688	18,786	1.14
Spectrum Automotive Holdings Corp.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	06/29/2028	12,993	12,898	12,993	0.79

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrum Automotive Holdings Corp.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	06/29/2027	—	(2)	—	0.00
								121,225	116,563	7.07
Automobiles
COP Collisionright Parent, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	8,947	8,844	8,858	0.54
COP Collisionright Parent, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	6,039	5,932	5,883	0.36
COP Collisionright Parent, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	—	(15)	(14)	0.00
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	26,595	26,386	26,595	1.61
Drivecentric Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(1)	—	0.00
Drivecentric Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(26)	—	0.00
LeadVenture, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	8,764	8,647	8,520	0.52
LeadVenture, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	813	797	766	0.05
LeadVenture, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	06/23/2032	44	34	21	0.00
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	4,056	4,034	3,984	0.24
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	15,435	15,326	15,165	0.92
Vehlo Purchaser, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(3)	(9)	0.00
								69,955	69,769	4.23
Banks
Computer Services, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	2,245	2,235	2,208	0.13
Computer Services, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(2)	(18)	0.00
								2,233	2,190	0.13
Beverages
Vamos Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	5,346	5,301	5,225	0.32
Vamos Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(9)	(50)	0.00
Vamos Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	112	107	97	0.01
								5,399	5,272	0.32
Building Products
Project Potter Buyer, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	14,885	14,881	14,885	0.90
Project Potter Buyer, LLC	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	0.00
								14,881	14,885	0.90
Chemicals
Tank Holding Corp.	(6) (8) (10) (11)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	15,314	15,197	14,664	0.89
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	480	473	460	0.03
Tank Holding Corp.	(6) (8) (17)	First Lien Debt	P +	4.75%	11.50%	03/31/2028	93	89	59	0.00
V Global Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	4,787	4,753	4,386	0.27
V Global Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.75%	9.55%	01/02/2029	317	315	261	0.02
								20,827	19,830	1.20
Commercial Services & Supplies

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Astra Service Partners, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	4,500	4,468	4,483	0.27
Astra Service Partners, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	770	762	764	0.05
Atlas US Finco, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.16%	12/09/2029	13,048	12,908	12,890	0.78
Atlas US Finco, Inc.	(6) (7) (14) (17)	First Lien Debt	S +	4.50%	8.16%	12/09/2028	—	(4)	(8)	0.00
AWP Group Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	8,821	8,692	8,692	0.53
AWP Group Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	317	300	300	0.02
BPG Holdings IV Corp.	(6) (8) (12)	First Lien Debt	S +	7.85% PIK	11.58%	07/30/2029	12,208	11,767	6,667	0.40
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	7,013	6,968	7,013	0.43
Consor Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	—	(18)	—	0.00
Consor Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	305	297	305	0.02
CRCI Longhorn Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	9,734	9,657	9,734	0.59
CRCI Longhorn Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	1,083	1,068	1,083	0.07
CRCI Longhorn Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	—	(12)	—	0.00
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	461	458	450	0.03
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	469	464	454	0.03
Energy Labs Holdings Corp.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.74%	04/07/2028	130	129	125	0.01
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	5,809	5,786	5,809	0.35
Firebird Acquisition Corp, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	1,965	1,954	1,965	0.12
Firebird Acquisition Corp, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(4)	—	0.00
FLS Holding, Inc.	(6) (7) (14)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	19,110	18,952	16,372	0.99
FLS Holding, Inc.	(6) (7) (14)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	4,481	4,442	3,839	0.23
FLS Holding, Inc.	(6) (7) (14) (17)	First Lien Debt	S +	5.75% (incl. 0.50% PIK)	9.63%	12/15/2028	1,829	1,817	1,564	0.09
Hercules Borrower, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	12/15/2028	4,934	4,910	4,885	0.30
Hercules Borrower, LLC	(6) (8)	First Lien Debt	C +	4.75%	7.04%	12/15/2028	C$ 2,978	2,082	2,078	0.13
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	13,369	13,265	13,369	0.81
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	1,608	1,595	1,608	0.10
HSI Halo Acquisition, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	(14)	—	0.00
Iris Buyer, LLC	(6) (7) (11) (14)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	7,011	6,879	6,958	0.42
Iris Buyer, LLC	(6) (7) (14)	First Lien Debt	S +	5.00%	8.67%	10/02/2030	644	632	639	0.04
Iris Buyer, LLC	(6) (7) (14) (17)	First Lien Debt	S +	5.00%	8.67%	10/02/2029	—	(15)	(7)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Procure Acquireco, Inc. (Procure Analytics)	(6) (8)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	3,790	3,758	3,790	0.23
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	307	303	307	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	12/20/2028	—	(2)	—	0.00
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	11,205	11,107	11,177	0.68
Railpros Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	1,039	1,020	1,031	0.06
Railpros Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(15)	(4)	0.00
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	3,182	3,156	3,146	0.19
Routeware, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	347	339	330	0.02
Routeware, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	68	66	64	0.00
Sherlock Buyer Corp.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.48%	12/06/2030	10,671	10,570	9,762	0.59
Sherlock Buyer Corp.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.48%	12/07/2029	—	(8)	(110)	(0.01)
Surewerx Purchaser III, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	6,131	6,026	6,131	0.37
Surewerx Purchaser III, Inc.	(6) (8) (14)	First Lien Debt	C +	5.25%	7.53%	12/28/2029	C$ 252	183	177	0.01
Surewerx Purchaser III, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.25%	8.98%	12/28/2029	—	(8)	—	0.00
Surewerx Purchaser III, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.25%	8.98%	12/28/2028	67	55	67	0.00
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2034	1,674	836	588	0.04
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2036	4,872	—	1	0.00
Sweep Purchaser, LLC	(6) (7)	First Lien Debt	S +	5.75% PIK	9.52%	06/30/2027	6,994	6,994	6,994	0.42
Sweep Purchaser, LLC	(6) (7)	First Lien Debt	S +	5.75%	9.51%	06/30/2027	3,116	3,116	3,116	0.19
Sweep Purchaser, LLC	(6) (7) (17)	First Lien Debt	S +	5.75%	9.51%	06/30/2027	422	422	422	0.03
Tamarack Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	9,928	9,862	9,903	0.60
Tamarack Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	1,595	1,571	1,586	0.10
Tamarack Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	—	(9)	(5)	0.00
Transit Technologies, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	10,379	10,294	10,094	0.61
Transit Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	991	975	899	0.05
Transit Technologies, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(12)	(47)	0.00
US Infra Svcs Buyer, LLC	(6) (7) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	10.63%	06/13/2028	14,286	14,249	6,006	0.36
US Infra Svcs Buyer, LLC	(6) (7) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	10.63%	06/13/2028	2,016	2,016	847	0.05
US Infra Svcs Buyer, LLC	(6) (7) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)	10.63%	06/13/2028	2,250	2,250	946	0.06

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	10,122	10,042	9,997	0.61
Vensure Employer Services, Inc.	(6) (9) (17)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	—	(3)	(8)	0.00
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	66,297	66,089	66,214	4.02
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	456	454	455	0.03
VRC Companies, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	—	(4)	(2)	0.00
								285,877	265,905	16.14
Construction & Engineering
Arcoro Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	12,783	12,606	12,386	0.75
Arcoro Holdings Corp.	(6) (7) (17)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	—	(24)	(61)	0.00
KPSKY Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.26%	10/19/2028	32,998	32,734	30,306	1.84
KPSKY Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.26%	10/19/2028	7,558	7,493	6,941	0.42
LJ Avalon Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,800	2,750	2,778	0.17
LJ Avalon Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,982	2,960	2,957	0.18
LJ Avalon Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	78	75	73	0.00
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	19,747	19,669	19,599	1.19
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	6,471	6,426	6,423	0.39
Superman Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(11)	(22)	0.00
								84,678	81,380	4.94
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	27,374	27,176	26,043	1.58
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	2,280	2,265	2,169	0.13
								29,441	28,212	1.71
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.43%	12/11/2028	17,702	17,560	13,147	0.80
FORTIS Solutions Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	26,334	26,124	26,170	1.59
FORTIS Solutions Group, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	272	270	270	0.02
FORTIS Solutions Group, LLC	(6) (8) (17)	First Lien Debt	S +	5.50%	9.23%	10/13/2028	1,484	1,473	1,467	0.09
								45,427	41,054	2.49
Distributors
ABB Concise Optical Group, LLC	(6) (8)	First Lien Debt	S +	7.50%	11.39%	02/23/2028	17,008	16,862	16,582	1.01
PT Intermediate Holdings III, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	04/09/2030	42,967	42,698	42,967	2.61
								59,560	59,549	3.61
Diversified Consumer Services
Any Hour, LLC	(6) (9) (10)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	23,721	23,473	21,199	1.29

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	672	665	600	0.04
Any Hour, LLC	(6) (9) (17)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	3,179	3,146	2,809	0.17
Any Hour, LLC	(6) (9)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	7,735	7,643	6,372	0.39
Apex Service Partners, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	30,091	29,722	30,091	1.83
Apex Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	8.73%	10/24/2030	7,166	7,069	7,166	0.43
Apex Service Partners, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.73%	10/24/2029	1,107	1,083	1,107	0.07
Pacvue Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	19,907	19,802	19,907	1.21
Pacvue Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	4,148	4,128	4,148	0.25
Pacvue Intermediate, LLC	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	10/19/2028	—	(9)	—	0.00
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	7,054	6,994	6,913	0.42
DA Blocker Corp.	(6) (8) (14) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(9)	(44)	0.00
DA Blocker Corp.	(6) (8) (14) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	103	97	88	0.01
Eclipse Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	4,244	4,210	4,175	0.25
Eclipse Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(3)	(11)	0.00
Eclipse Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.15%	09/06/2031	—	(3)	(6)	0.00
Essential Services Holding Corporation	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	17,320	17,188	16,278	0.99
Essential Services Holding Corporation	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	1,312	1,293	1,133	0.07
EVDR Purchaser, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	18,471	18,201	18,471	1.12
EVDR Purchaser, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	—	(36)	—	0.00
EVDR Purchaser, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	1,023	980	1,023	0.06
Express Wash Acquisition Company, LLC	(6) (7)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	1,876	1,841	1,839	0.11
Express Wash Acquisition Company, LLC	(6) (7) (17)	First Lien Debt	S +	6.25%	9.92%	04/10/2031	—	(2)	(2)	0.00
FPG Intermediate Holdco, LLC	(6) (7)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	139	137	25	0.00
FPG Intermediate Holdco, LLC	(6) (7) (17)	First Lien Debt	S +	5.00% PIK	8.67%	07/02/2029	32	32	32	0.00
FPG Intermediate Holdco, LLC	(6) (7)	First Lien Debt	S +	5.00% PIK	8.67%	06/29/2029	19	19	19	0.00
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	2,061	2,042	2,030	0.12
GarageCo Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(13)	(45)	0.00
GarageCo Intermediate II, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(14)	0.00
Heartland Home Services	(6) (8)	First Lien Debt	S +	5.75%	9.58%	12/15/2026	1,896	1,895	1,866	0.11
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	1,534	1,521	1,532	0.09
Kodiak Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	48	46	48	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Kodiak Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	—	(4)	(1)	0.00
LHS Borrower, LLC	(6) (8) (10)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	4,071	4,017	3,969	0.24
LHS Borrower, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	139	132	125	0.01
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	9,281	9,222	9,103	0.55
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	6.00%	9.65%	03/01/2028	551	547	540	0.03
Project Accelerate Parent, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	8,575	8,512	8,575	0.52
Project Accelerate Parent, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	02/24/2031	—	(8)	—	0.00
Vertex Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	1,789	1,759	1,727	0.10
Vertex Service Partners, LLC	(6) (8) (17)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	3,598	3,536	3,453	0.21
Vertex Service Partners, LLC	(6) (8) (17)	First Lien Debt	S +	6.00% (incl. 2.53% PIK)	9.73%	11/08/2030	353	346	337	0.02
								181,203	176,577	10.72
Electrical Equipment
Accel International Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	10,892	10,845	10,892	0.66
Accel International Holdings, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	375	367	375	0.02
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	2,155	2,128	1,987	0.12
Spark Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(5)	(68)	0.00
Spark Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	241	236	207	0.01
								13,571	13,393	0.81
Electronic Equipment, Instruments & Components
Dwyer Instruments, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	11,974	11,867	11,884	0.72
Dwyer Instruments, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	4,575	4,526	4,540	0.28
Dwyer Instruments, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	07/20/2029	1,167	1,157	1,157	0.07
Infinite Bidco, LLC	(6) (9)	First Lien Debt	S +	6.25%	9.89%	03/02/2028	12,048	11,909	12,048	0.73
Infinite Bidco, LLC	(9)	Second Lien Debt	S +	7.00%	10.93%	03/02/2029	20,132	20,111	19,742	1.20
Magneto Components Buyco, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.48%	12/05/2030	15,352	15,160	15,352	0.93
Magneto Components Buyco, LLC	(6) (8) (17)	First Lien Debt	S +	5.75%	9.48%	12/05/2029	—	(27)	—	0.00
NDT Global Holding, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	2,736	2,712	2,695	0.16
NDT Global Holding, Inc.	(6) (9) (14) (17)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	536	528	518	0.03
NDT Global Holding, Inc.	(6) (9) (14) (17)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(5)	(9)	0.00
Pamlico Avant Holdings, LP	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	1,538	1,523	1,515	0.09
Pamlico Avant Holdings, LP	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(2)	(3)	0.00
								69,459	69,439	4.21
Financial Services

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
365 Retail Market, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	12,924	12,797	12,797	0.78
365 Retail Market, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(5)	(5)	0.00
365 Retail Market, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	187	172	172	0.01
Applitools, Inc.	(6) (8) (14)	First Lien Debt	S +	6.25% PIK	9.95%	05/25/2029	4,030	4,007	3,324	0.20
Applitools, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	6.25% PIK	9.43%	05/25/2028	130	127	54	0.00
BCTO Bluebill Midco, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	15,778	15,636	15,541	0.94
BCTO Bluebill Midco, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(17)	(30)	0.00
Cerity Partners, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	16,525	16,307	16,442	1.00
Cerity Partners, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(4)	(9)	0.00
Cerity Partners, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	180	178	178	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	8,569	8,494	8,504	0.52
Cliffwater, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	—	(7)	(6)	0.00
GC Waves Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	7,176	7,115	7,116	0.43
GC Waves Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	4,494	4,412	4,436	0.27
GC Waves Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	—	(3)	(2)	0.00
GTCR ABC Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	615	609	609	0.04
GTCR ABC Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(1)	(1)	0.00
GTCR ABC Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(1)	(1)	0.00
MAI Capital Management Intermediate, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	3,364	3,337	3,305	0.20
MAI Capital Management Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	3,118	3,074	3,039	0.18
MAI Capital Management Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(9)	(21)	0.00
PMA Parent Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	4,374	4,327	4,320	0.26
PMA Parent Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(3)	(5)	0.00
SitusAMC Holdings Corporation	(6) (8) (11)	First Lien Debt	S +	5.50%	9.23%	05/14/2031	10,579	10,536	10,579	0.64
Smarsh, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	5,625	5,580	5,384	0.33
Smarsh, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	119	113	73	0.00
Smarsh, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	02/16/2029	461	456	426	0.03
Trintech, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	13,703	13,573	13,395	0.81
Trintech, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(11)	(51)	0.00
Trintech, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(16)	(39)	0.00
								110,773	109,524	6.65
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (7)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.81%	01/04/2028	41,813	41,627	23,388	1.42

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
AMCP Pet Holdings, Inc. (Brightpet)	(6) (7)	First Lien Debt	S +	7.00% (incl. 3.00% PIK)	10.81%	01/04/2028	6,191	6,172	3,463	0.21
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (7) (12)	First Lien Debt	S +	6.25% PIK	10.01%	03/30/2029	10,872	10,853	5,581	0.34
								58,652	32,432	1.97
Ground Transportation
eShipping, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,841	2,827	2,813	0.17
eShipping, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(6) (8) (17)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	—	(2)	(5)	0.00
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	19,542	19,318	19,425	1.18
SV Newco 2, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	12,295	12,148	12,221	0.74
SV Newco 2, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	2,606	2,527	2,561	0.16
								36,815	37,004	2.25
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	1,393	1,379	1,379	0.08
CSHC Buyerco, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	121	119	119	0.01
CSHC Buyerco, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(3)	(3)	0.00
PerkinElmer U.S., LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	5,194	5,125	5,169	0.31
PerkinElmer U.S., LLC	(6) (7) (17)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	(3)	(8)	0.00
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	1,829	1,806	1,829	0.11
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	490	483	490	0.03
Tidi Legacy Products, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(4)	—	0.00
YI, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	5,512	5,442	5,510	0.33
YI, LLC	(6) (7) (17)	First Lien Debt	S +	5.75%	9.39%	12/03/2029	—	(10)	—	0.00
								14,334	14,485	0.88
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	517	510	509	0.03
Advarra Holdings, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	09/15/2031	—	—	(1)	0.00
Blue River PetCare, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	270	270	268	0.02
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(2)	(5)	0.00
Blue River PetCare, LLC	(6) (17)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(1)	(1)	0.00
Gateway US Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	739	736	735	0.04
Gateway US Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	209	207	207	0.01
Gateway US Holdings, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	4.75%	8.48%	09/22/2028	—	—	—	0.00
Heartland Veterinary Partners, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	1,800	1,796	1,800	0.11

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	4,631	4,600	4,631	0.28
Heartland Veterinary Partners, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	4,700	4,676	4,700	0.29
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,801	1,788	1,801	0.11
Heartland Veterinary Partners, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.58%	06/12/2028	—	(1)	—	0.00
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	7,081	7,028	6,842	0.42
iCIMS, Inc.	(6) (8) (17)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	13	13	12	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	11,974	11,902	11,974	0.73
Imagine 360, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(5)	—	0.00
Imagine 360, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(6)	—	0.00
Invictus Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	3,979	3,949	3,979	0.24
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	1,683	1,669	1,683	0.10
Invictus Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	—	(4)	—	0.00
Merative, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	18,027	17,944	18,027	1.09
Merative, LP	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(5)	—	0.00
Merative, LP	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(8)	—	0.00
mPulse Mobile, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	18,082	17,920	17,404	1.06
mPulse Mobile, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(8)	(65)	0.00
mPulse Mobile, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(23)	(97)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	35,553	35,242	35,197	2.14
Pareto Health Intermediate Holdings, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.73%	06/01/2029	—	(9)	(9)	0.00
PPV Intermediate Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	4,270	4,172	4,206	0.26
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	14,821	14,729	14,599	0.89
Promptcare Infusion Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	9.75%	09/01/2027	8,751	8,709	8,751	0.53
Promptcare Infusion Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	9.75%	09/01/2027	2,724	2,710	2,724	0.17
Stepping Stones Healthcare Services, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	01/05/2033	5,496	5,455	5,456	0.33
Stepping Stones Healthcare Services, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(2)	(5)	0.00
Suveto Buyer, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	09/09/2027	11,713	11,684	11,713	0.71
Suveto Buyer, LLC	(6) (8) (17)	First Lien Debt	P +	3.50%	10.25%	09/09/2027	—	(4)	—	0.00
TA Polaris Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	10,378	10,330	10,285	0.62
TA Polaris Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	1,341	1,327	1,302	0.08
TA Polaris Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(6)	(12)	0.00
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.64%	06/28/2029	8,482	8,454	8,439	0.51
Vardiman Black Holdings, LLC	(6) (12)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	6,340	6,340	3,677	0.22
Vardiman Black Holdings, LLC	(6) (12) (13)	First Lien Debt	S +	7.00% PIK	10.75%	03/18/2027	711	703	711	0.04
								184,779	181,437	11.01

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Health Care Technology
Hyland Software, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.39%	09/19/2030	35,817	35,452	35,764	2.17
Hyland Software, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.39%	09/19/2029	—	(14)	(3)	0.00
								35,438	35,761	2.17
Industrial Conglomerates
Aptean, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	25,271	25,147	24,816	1.51
Aptean, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(13)	(59)	0.00
Aptean, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	361	353	333	0.02
Goose Borrower, LP	(6) (8)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	1,855	1,837	1,836	0.11
Goose Borrower, LP	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	—	(3)	(3)	0.00
Raptor Merger Sub Debt, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	26,548	26,136	26,334	1.60
Raptor Merger Sub Debt, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	18	15	15
Raptor Merger Sub Debt, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	651	616	632	0.04
								54,088	53,904	3.27
Insurance Services
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	12,791	12,724	12,759	0.77
Amerilife Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.66%	08/31/2029	3,161	3,144	3,145	0.19
Amerilife Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.66%	08/31/2028	531	523	526	0.03
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	41,451	41,090	41,451	2.52
Foundation Risk Partners Corp.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	9,085	9,006	9,085	0.55
Foundation Risk Partners Corp.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	10/29/2029	2,306	2,265	2,306	0.14
Galway Borrower, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	24,952	24,760	24,601	1.49
Galway Borrower, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	1,967	1,949	1,926	0.12
Galway Borrower, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	703	688	672	0.04
Higginbotham Insurance Agency, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	29,062	28,903	29,062	1.76
Higginbotham Insurance Agency, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	2,940	2,910	2,940	0.18
High Street Buyer, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	5,335	5,301	5,291	0.32
High Street Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	25,587	25,376	25,376	1.54
High Street Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	—	(11)	(18)	0.00
Inszone Mid, LLC	(6) (7) (11)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	4,348	4,294	4,316	0.26
Inszone Mid, LLC	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	17,363	17,187	17,215	1.04
Inszone Mid, LLC	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(16)	(13)	0.00
Integrity Marketing Acquisition, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	35,617	35,617	35,617	2.16

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	0.00
Iris Specialty Acquisition, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	7,366	7,332	7,351	0.45
Iris Specialty Acquisition, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	112	109	109	0.01
Iris Specialty Acquisition, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	248	243	246	0.01
Long Term Care Group, Inc.	(6) (8)	First Lien Debt	S +	6.00%	9.93%	09/08/2027	5,401	5,376	4,861	0.29
Majesco, Inc.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	7,217	7,200	7,163	0.43
Majesco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	—	(2)	(5)	0.00
One, Inc. Software Corporation	(6) (8) (10)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	5,105	5,058	5,029	0.31
One, Inc. Software Corporation	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(5)	(15)	0.00
One, Inc. Software Corporation	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	48,454	48,064	47,286	2.87
Patriot Growth Insurance Services, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	—	(23)	(86)	(0.01)
World Insurance Associates, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	51,024	50,296	50,773	3.08
World Insurance Associates, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	—	(4)	(6)	0.00
								339,350	338,957	20.57
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	11,461	11,357	11,289	0.69
FMG Suite Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(14)	(47)	0.00
FMG Suite Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(17)	(28)	0.00
Spectrio, LLC	(6) (7) (10) (12)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	32,132	32,056	22,913	1.39
Spectrio, LLC	(6) (7) (12)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	12,961	12,951	9,243	0.56
Spectrio, LLC	(6) (7) (12)	First Lien Debt	S +	6.00%	9.67%	12/09/2026	4,132	4,123	2,947	0.18
Triple Lift, Inc.	(6) (8) (10)	First Lien Debt	S +	5.75%	9.58%	05/05/2028	26,600	26,427	25,168	1.53
Triple Lift, Inc.	(6) (8) (17)	First Lien Debt	S +	5.75%	9.58%	05/05/2028	—	(21)	(215)	(0.01)
								86,862	71,270	4.32
IT Services
Apollo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	21,543	21,363	21,117	1.28
Apollo Acquisition, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	14	6	(25)	0.00
Apollo Acquisition, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(19)	(49)	0.00
Bridgepointe Technologies, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	19,057	18,871	18,871	1.15
Bridgepointe Technologies, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	1,194	1,152	1,152	0.07
Bridgepointe Technologies, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(24)	(24)	0.00
Catalis Intermediate, Inc.	(6) (8) (10)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	38,350	38,136	38,145	2.31
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	8,629	8,584	8,583	0.52

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Catalis Intermediate, Inc.	(6) (8) (17)	First Lien Debt	S +	5.25%	9.13%	08/04/2027	—	(19)	(23)	0.00
Cyber US Bidco, LLC	(6) (8) (10)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	4,034	3,996	3,954	0.24
Cyber US Bidco, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(4)	(16)	0.00
Cyber US Bidco, LLC	(6) (8) (14) (17)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(3)	(7)	0.00
GI DI Cornfield Acquisition, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	30,317	30,058	30,198	1.83
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	15,510	15,451	15,449	0.94
Help/Systems Holdings, Inc.	(6) (8)	Second Lien Debt	S +	9.00% PIK	12.74%	05/21/2029	18,644	18,644	15,941	0.97
Idera, Inc.	(6) (8)	Second Lien Debt	S +	6.75%	10.56%	03/02/2029	2,607	2,599	1,565	0.09
Recovery Point Systems, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	5.75%	9.58%	02/14/2028	39,585	39,481	39,585	2.40
Recovery Point Systems, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.58%	02/14/2028	—	(8)	—	0.00
Redwood Services Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	17,276	17,157	17,233	1.05
Redwood Services Group, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	17,504	17,359	17,460	1.06
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	23,617	23,332	23,617	1.43
Ridge Trail US Bidco, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	1,149	1,094	1,149	0.07
Ridge Trail US Bidco, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	—	(30)	—	0.00
Syntax Systems, Ltd.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.49%	10/27/2028	36,736	36,595	36,663	2.22
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (10) (11)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	19,425	19,264	18,454	1.12
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	4,459	4,422	4,236	0.26
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	967	947	842	0.05
UpStack, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	9,750	9,673	9,579	0.58
UpStack, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	1,373	1,353	1,307	0.08
UpStack, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	563	551	536	0.03
Victors Purchaser, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	6,358	6,314	6,358	0.39
Victors Purchaser, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(4)	—	0.00
Victors Purchaser, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	83	78	83	0.01
								336,369	331,933	20.18
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	11,755	11,664	11,625	0.71
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	1,628	1,614	1,610	0.10

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Model N, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	(12)	(19)	0.00
								13,266	13,216	0.80
Machinery
Answer Acquisition, LLC	(6) (7)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	13,189	13,123	12,023	0.73
Answer Acquisition, LLC	(6) (7) (17)	First Lien Debt	S +	6.00%	9.88%	06/30/2028	808	803	698	0.04
Chase Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	10,939	10,824	10,722	0.65
Chase Intermediate, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	10/30/2028	200	196	191	0.01
MHE Intermediate Holdings, LLC	(6) (7) (10) (11)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	11,731	11,679	11,673	0.71
MHE Intermediate Holdings, LLC	(6) (7)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	3,580	3,564	3,562	0.22
MHE Intermediate Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	6.00%	9.89%	07/21/2027	1,500	1,491	1,488	0.09
								41,680	40,357	2.45
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	9,404	9,334	9,266	0.56
Vessco Midco Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	2,714	2,688	2,658	0.16
Vessco Midco Holdings, LLC	(6) (8) (17)	First Lien Debt	P +	3.50%	10.25%	07/24/2031	—	(7)	(13)	0.00
								12,015	11,911	0.72
Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	10,760	10,648	10,580	0.64
Caerus US 1, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	1,575	1,557	1,548	0.09
Caerus US 1, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.00%	8.73%	05/25/2029	841	831	822	0.05
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	8,775	8,737	8,643	0.52
Real Chemistry Intermediate III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	2,613	2,599	2,555	0.16
Real Chemistry Intermediate III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(8)	(29)	0.00
Specialty Pharma III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,689	3,669	0.22
Specialty Pharma III, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	58	55	0.00
								28,111	27,843	1.69
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10) (11)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	3,256	3,242	3,171	0.19
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (17)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	—	(6)	(36)	0.00
Accordion Partners, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	27,186	26,964	26,981	1.64
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	4,549	4,514	4,515	0.27
Accordion Partners, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(23)	(23)	0.00
Aprio Advisory Group, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	90	84	83	0.01
Aprio Advisory Group, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	08/01/2031	—	(1)	(1)	0.00
Ascend Partner Services, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	4,826	4,788	4,765	0.29
Ascend Partner Services, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	8,699	8,627	8,588	0.52

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Ascend Partner Services, LLC	(6) (8) (17)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	—	(12)	(21)	0.00
Bullhorn, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	15,407	15,339	15,296	0.93
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	2,133	2,126	2,118	0.13
Bullhorn, Inc.	(6) (7) (17)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	96	92	90	0.01
Carr, Riggs and Ingram Capital, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	4,259	4,224	4,227	0.26
Carr, Riggs and Ingram Capital, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	770	758	754	0.05
Carr, Riggs and Ingram Capital, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	163	155	155	0.01
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	12,940	12,890	12,876	0.78
ComPsych Investment Corp.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	—	(7)	(20)	0.00
Deerfield Dakota Holding, LLC	(6) (8) (10)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	27,894	27,646	27,375	1.66
Deerfield Dakota Holding, LLC	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	943	920	895	0.05
GPS Merger Sub, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	9,403	9,302	9,403	0.57
GPS Merger Sub, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	318	307	318	0.02
GPS Merger Sub, LLC	(6) (7) (17)	First Lien Debt	S +	5.00%	8.64%	10/02/2029	343	326	343	0.02
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	10,626	10,561	10,626	0.64
IG Investment Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(7)	—	0.00
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	5,703	5,677	5,703	0.35
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/02/2029	1,875	1,861	1,875	0.11
IQN Holding Corp.	(6) (8) (17)	First Lien Debt	S +	5.25%	8.98%	05/02/2028	270	268	270	0.02
KENG Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	3,140	3,094	3,093	0.19
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	3,856	3,802	3,798	0.23
KENG Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.16%	08/01/2029	—	(12)	(18)	0.00
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	2,180	2,162	2,164	0.13
UHY Advisors, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	1,466	1,451	1,450	0.09
UHY Advisors, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	123	119	119	0.01
Verdantas, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	12,338	12,198	12,030	0.73
Verdantas, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	2,039	2,008	1,978	0.12
Verdantas, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	386	373	352	0.02
WIPFLI Advisory, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	5,846	5,819	5,788	0.35
WIPFLI Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	361	355	339	0.02
WIPFLI Advisory, LLC	(6) (8) (17)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(7)	(15)	0.00
								171,977	171,404	10.40
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	10,729	10,723	10,729	0.65
Associations, Inc.	(6) (7) (17)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	443	442	443	0.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Associations, Inc.	(6) (7) (17)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	—	(1)	—	0.00
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	17,734	17,660	17,734	1.08
Inhabitiq, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(10)	—	0.00
Inhabitiq, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	(12)	—	0.00
MRI Software, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	43,542	43,450	43,443	2.64
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	28	28	28	0.00
MRI Software, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	433	431	429	0.03
Pritchard Industries, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	24,629	24,500	23,966	1.45
Pritchard Industries, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.60%	10/13/2027	5,889	5,857	5,730	0.35
Zarya Intermediate, LLC	(6) (7) (11) (14)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	34,611	34,611	34,219	2.08
Zarya Intermediate, LLC	(6) (7) (14) (17)	First Lien Debt	S +	6.50%	10.17%	07/01/2027	1,564	1,564	1,523	0.09
								139,243	138,244	8.39
Software
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2028	23,693	23,624	23,393	1.42
Alert Media, Inc.	(6) (7) (17)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	04/12/2028	747	733	693	0.04
Anaplan, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.17%	06/21/2029	32,546	32,254	32,383	1.97
Appfire Technologies, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	20,374	20,349	20,341	1.23
Appfire Technologies, LLC	(6) (7) (17)	First Lien Debt	S +	4.75%	8.48%	03/09/2028	—	(1)	—	0.00
Apryse Software Corp.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	27,704	27,458	27,703	1.68
Apryse Software Corp.	(6) (9) (17)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	1,347	1,327	1,347	0.08
Archduke Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	3,776	3,741	3,684	0.22
Archduke Buyer, Inc.	(6) (9) (17)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	—	(2)	(7)	0.00
Artifact Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	31,700	31,453	31,700	1.92
Artifact Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	—	(28)	—	0.00
Artifact Bidco, Inc.	(6) (9) (17)	First Lien Debt	S +	4.15%	7.88%	07/26/2030	—	(37)	—	0.00
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	22,200	22,028	21,502	1.30
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	10,571	10,484	10,239	0.62
AuditBoard, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(30)	(133)	(0.01)
Banyan Software Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	12,022	11,926	11,871	0.72
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	11,502	11,382	11,293	0.69
Banyan Software Holdings, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	240	230	224	0.01
Bottomline Technologies, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.23%	05/14/2029	3,601	3,565	3,601	0.22
Bottomline Technologies, Inc.	(6) (8) (17)	First Lien Debt	S +	4.50%	8.23%	05/15/2028	—	(2)	—	0.00
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.24%	06/09/2027	38,275	38,202	38,275	2.32

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CLEO Communications Holding, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.24%	06/09/2027	—	(20)	—	0.00
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	2,219	2,185	2,219	0.13
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	1,085	1,070	1,085	0.07
Coupa Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	554	545	554	0.03
Cyara AcquisitionCo, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	5,895	5,817	5,777	0.35
Cyara AcquisitionCo, LLC	(6) (7) (17)	First Lien Debt	S +	5.50%	9.23%	06/28/2029	—	(4)	(6)	0.00
Diligent Corporation	(6) (8)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	28,138	27,987	27,618	1.68
Diligent Corporation	(6) (8) (17)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	1,084	1,071	1,034	0.06
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	19,407	19,129	18,703	1.13
E-Discovery AcquireCo, LLC	(6) (7) (17)	First Lien Debt	S +	6.25%	9.81%	08/29/2029	1,272	1,245	1,185	0.07
Emburse, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	3,684	3,676	3,684	0.22
Emburse, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	—	0.00
Emburse, Inc.	(6) (8) (17)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	—	0.00
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	18,585	18,355	18,213	1.11
Espresso Bidco, Inc.	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	4,598	4,535	4,498	0.27
Espresso Bidco, Inc.	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(27)	(44)	0.00
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	23,717	23,625	23,717	1.44
Everbridge Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	3,228	3,205	3,228	0.20
Everbridge Holdings, LLC	(6) (8) (17)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	—	(12)	—	0.00
Formstack Acquisition, Co.	(6) (7) (11)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	10,773	10,662	10,672	0.65
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	1,048	1,038	1,038	0.06
Formstack Acquisition, Co.	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	459	439	439	0.03
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	13,761	13,640	13,369	0.81
Fullsteam Operations, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(19)	(131)	(0.01)
Fullsteam Operations, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	497	484	453	0.03
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	13,112	13,024	13,112	0.80
Granicus, Inc.	(6) (8) (17)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	8,130	8,072	8,130	0.49
Granicus, Inc.	(6) (8) (17)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	144	132	144	0.01
GS AcquisitionCo, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	59,101	58,909	55,465	3.37
GS AcquisitionCo, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	24	24	23	0.00
GS AcquisitionCo, Inc.	(6) (7) (17)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	2,468	2,460	2,316	0.14
Hootsuite, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	22,050	21,815	21,719	1.32

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Hootsuite, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	300	276	263	0.02
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	5,156	5,087	5,156	0.31
Icefall Parent, Inc.	(6) (7) (17)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	—	(6)	—	0.00
Jawbreaker Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	5,064	5,016	4,988	0.30
Jawbreaker Parent, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(3)	(10)	0.00
Jawbreaker Parent, Inc.	(6) (9) (17)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(6)	(10)	0.00
LegitScript, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	25,896	25,635	25,573	1.55
LegitScript, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.89%	06/24/2029	685	678	676	0.04
LegitScript, LLC	(6) (8) (17)	First Lien Debt	S +	5.25%	8.89%	06/24/2028	2,500	2,473	2,448	0.15
LogRhythm, Inc.	(6) (7)	First Lien Debt	S +	7.5% (incl. 6.75% PIK)	11.16%	07/02/2029	9,167	8,985	7,952	0.48
LogRhythm, Inc.	(6) (7) (17)	First Lien Debt	S +	7.5% (incl. 6.75% PIK)	11.16%	07/02/2029	—	(16)	(120)	(0.01)
Montana Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.39%	07/22/2029	8,381	8,340	8,381	0.51
Montana Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.39%	07/22/2028	—	(3)	—	0.00
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	14,483	14,319	14,229	0.86
Nasuni Corporation	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(32)	(53)	0.00
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	6,796	6,763	6,677	0.41
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.37%	06/11/2029	—	(2)	(8)	0.00
Oak Purchaser, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	3,560	3,542	3,498	0.21
Oak Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	2,779	2,763	2,716	0.16
Oak Purchaser, Inc.	(6) (8) (17)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	112	109	102	0.01
Onit, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	18,195	18,052	18,195	1.10
Onit, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(28)	—	0.00
Onit, Inc.	(6) (8) (17)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(18)	—	0.00
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	8,325	8,257	8,012	0.49
Optimizely North America, Inc.	(6) (8) (14)	First Lien Debt	E +	5.75% (incl. 3.00% PIK)	7.80%	10/30/2031	€3,064	3,304	3,372	0.20
Optimizely North America, Inc.	(6) (8) (14)	First Lien Debt	SA +	6.00% (incl. 3.00% PIK)	9.73%	10/30/2031	£1,021	1,318	1,305	0.08
Optimizely North America, Inc.	(6) (8) (14) (17)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.14%	10/30/2031	—	(9)	(46)	0.00
Pound Bidco, Inc.	(6) (7) (10) (14)	First Lien Debt	S +	5.25%	8.89%	05/01/2029	23,870	23,819	23,582	1.43
Pound Bidco, Inc.	(6) (7) (10) (14) (17)	First Lien Debt	S +	5.25%	8.89%	05/01/2029	788	785	773	0.05

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Project Leopard Holdings, Inc.	(9) (14)	First Lien Debt	S +	5.25%	9.01%	07/20/2029	6,060	5,838	3,642	0.22
Revalize, Inc.	(6) (7)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	19,470	19,441	17,560	1.07
Revalize, Inc.	(6) (7) (17)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.13%	04/16/2029	30	30	23	0.00
Riskonnect Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	5,592	5,532	5,565	0.34
Riskonnect Parent, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	4,123	4,076	4,103	0.25
Riskonnect Parent, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	137	128	133	0.01
Rivet Bidco Limited	(6) (9) (14)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	635	629	629	0.04
Rivet Bidco Limited	(6) (9) (14) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(2)	(2)	0.00
Rivet Bidco Limited	(6) (9) (14) (17)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	58	57	57	0.00
Runway Bidco, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	10,791	10,702	10,521	0.64
Runway Bidco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(11)	(68)	0.00
Runway Bidco, LLC	(6) (9) (17)	First Lien Debt	S +	4.50%	8.23%	12/17/2031	—	(11)	(34)	0.00
Saturn Borrower, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	11,315	11,203	10,989	0.67
Saturn Borrower, Inc.	(6) (7) (17)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	513	495	459	0.03
Securonix, Inc.	(6) (8)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	22,236	22,084	17,952	1.09
Securonix, Inc.	(6) (8) (17)	First Lien Debt	S +	7.75% (incl. 3.75% PIK)	11.42%	04/05/2029	1,261	1,238	532	0.03
Trunk Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	9,462	9,427	9,455	0.57
Trunk Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	634	630	634	0.04
Trunk Acquisition, Inc.	(6) (7) (17)	First Lien Debt	S +	5.75%	9.49%	02/19/2030	—	(1)	(1)	0.00
User Zoom Technologies, Inc.	(6) (8)	First Lien Debt	S +	7.25% (incl. 1.25% PIK)	10.90%	04/05/2029	42,025	41,591	40,028	2.43
Vanco Payment Solutions, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	3,706	3,672	3,632	0.22
Vanco Payment Solutions, LLC	(6) (8) (17)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(2)	(3)	0.00
								757,860	739,780	44.95
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	13,057	12,997	12,927	0.78
Jeppesen Holdings, LLC	(6) (9) (17)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(3)	(7)	0.00
								12,994	12,920	0.78
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	2,813	2,789	2,792	0.17
CCI Buyer, Inc.	(6) (8) (17)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(1)	(1)	0.00
Mobile Communications America, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	5,806	5,752	5,806	0.35

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Mobile Communications America, Inc.	(6) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	1,537	1,518	1,537	0.09
Mobile Communications America, Inc.	(6) (7) (17)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	—	(8)	—	0.00
								10,050	10,134	0.61
Total Debt Investments - non-controlled/non-affiliated								$3,479,057	$3,367,018	204.33%
Debt Investments - non-controlled/affiliated
Distributors
Alpine Acquisition Corp. II	(6) (7) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	3,764	3,764	3,764	0.23
Alpine Acquisition Corp. II	(6) (7) (17) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(2)	—	0.00
Alpine Acquisition Corp. II	(6) (7) (17) (18)	First Lien Debt	S +	5.25%	8.79%	01/14/2031	—	(29)	—	0.00
								3,733	3,764	0.23
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(6) (18)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	2,349	2,349	2,349	0.14
Abracon Borrower, LLC	(6) (17) (18)	First Lien Debt	S +	5.50%	9.38%	06/10/2030	10	—	—	0.00
								2,349	2,349	0.14
Health Care Providers & Services
DCA Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.25%	06/02/2031	11,702	11,702	11,702	0.71
DCA Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	10.25%	06/02/2031	1,732	1,715	1,715	0.10
								13,417	13,417	0.81
Professional Services
KWOR Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	1,116	1,116	1,116	0.07
KWOR Acquisition, Inc.	(6) (7) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(12)	—	0.00
KWOR Acquisition, Inc.	(6) (7) (17) (18)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(18)	—	0.00
KWOR Acquisition, Inc.	(6) (7) (18)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	1,187	1,187	777	0.05
								2,273	1,893	0.11
Total Debt Investments - non-controlled/affiliated								$21,772	$21,423	1.30%
Total Debt Investments								$3,500,829	$3,388,441	205.63%

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AASC Holdings, LP	(6) (15) (16)	Common Equity		11/14/2025	508	687	663	0.04
						687	663	0.04
Automobile Components
Continental Group Holdings, LP	(6) (12) (15) (16)	Common Equity		07/16/2025	7,758	—	—	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (15) (16)	Common Equity		06/29/2021	8,500	850	1,672	0.10
						850	1,672	0.10
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(6) (15) (16)	Common Equity		01/17/2025	240,000	228	344	0.02
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (15) (16)	Common Equity		12/20/2021	1,000,000	1,000	1,832	0.11
Surewerx Topco, LP	(6) (14) (15) (16)	Common Equity		12/28/2022	512	512	650	0.04
						1,740	2,826	0.17
Containers & Packaging
BP Purchaser, LLC	(6) (15) (16)	Common Equity		10/12/2021	1,383,156	1,379	—	0.00
BP Purchaser, LLC Rights	(6) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25% PIK	06/24/2022	1,000,000	1,599	976	0.06
						3,053	976	0.06
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.50% PIK	09/05/2024	83	1,017	965	0.06
FPG Parent, LLC	(6) (15) (16)	Common Equity		07/25/2025	341	—	—	0.00
Leaf Home, LLC	(6) (15)	Preferred Equity	14.00% PIK	09/05/2025	500	542	663	0.04
Leaf Home, LLC	(6) (15) (16)	Warrants		09/05/2025	2	—	—	0.00
LUV Car Wash	(6) (15) (16)	Common Equity		04/06/2022	123	123	70	0.00
						1,682	1,698	0.10
Electrical Equipment
Sparkstone Electrical Group	(6) (15) (16)	Common Equity		10/15/2024	1,500	150	69	0.00
						150	69	—
Financial Services
Applitools, Inc.	(6) (14) (15) (16)	Common Equity		07/18/2025	1,050,864	602	366	0.02
GTCR ABC Holdings, LLC	(6) (15) (16)	Common Equity		04/14/2026	99,900	—	—	0.00
GTCR ABC Holdings, LLC	(6) (15) (16)	Preferred Equity	8.00% PIK	04/14/2026	100	101	101	0.01
						703	467	0.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Food Products
Pet Holdings, Inc. (Brightpet)	(6) (15) (16)	Common Equity			03/22/2021	17,543	2,013	—	0.00
							2,013	—	0.00
Health Care Providers & Services
mPulse Mobile, Inc.	(6) (15) (16)	Common Equity			12/17/2021	165,761	1,220	842	0.05
SDB Holdco, LLC	(6) (12) (15) (16)	Common Equity			03/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (14) (15) (16)	Common Equity			11/19/2021	19,257	1,926	2,430	0.15
Vardiman Black Holdings, LLC	(6) (12) (15)	Preferred Equity		6.00% PIK	03/29/2024	2,649,446	1,974	—	0.00
							5,120	3,272	0.20
Insurance Services
Amerilife Holdings, LLC	(6) (15) (16)	Common Equity			09/01/2022	908	25	51	0.00
Frisbee Holdings, LP (Fetch)	(6) (15) (16)	Common Equity			10/31/2022	21,744	277	794	0.05
Integrity Marketing Acquisition, LLC	(6) (15)	Preferred Equity		10.50% PIK	12/21/2021	3,250,000	5,127	3,234	0.20
							5,429	4,079	0.25
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (15) (16)	Common Equity			09/09/2025	500,000	—	—	0.00
FMG Suite Holdings, LLC	(6) (15)	Preferred Equity		8.00% PIK	09/09/2025	500,000	533	513	0.03
							533	513	0.03
IT Services
Help HP SCF Investor, LP (Help/Systems)	(14) (15) (16)	Preferred Equity	S +	7.50% PIK	05/12/2021	9,613,957	6,993	6,338	0.38
Help HP SCF Investor, LP (Help/Systems)	(14) (15) (16)	Common Equity			05/12/2021	5,607	5,468	9,843	0.60
Recovery Point Systems, Inc.	(6) (15) (16)	Common Equity			03/05/2021	1,000,000	1,000	604	0.04
							13,461	16,785	1.02
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (15) (16)	Common Equity			03/09/2021	29,441	2,944	677	0.04
Verdantas, LLC	(6) (15) (16)	Common Equity			05/03/2024	4,780	5	7	0.00
Verdantas, LLC	(6) (15)	Preferred Equity		10.00% PIK	05/03/2024	473,220	585	664	0.04
							3,534	1,348	0.08
Real Estate Management & Development
Pritchard Industries, LLC	(6) (15) (16)	Common Equity			10/13/2021	1,882,739	1,938	1,385	0.08

Software
Diligent Corporation	(6) (15)	Preferred Equity		10.50% PIK	04/05/2021	5,000	8,262	7,761	0.47

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(6) (15) (16)	Common Equity			11/27/2023	2,966	100	248	0.02
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity	S +	10.75% PIK	06/25/2022	1,531	3,291	2,850	0.17
Revalize, Inc.	(6) (15)	Preferred Equity	S +	10.00% PIK	12/14/2021	2,255	3,951	3,198	0.19
Reveal Data Solutions	(6) (15) (16)	Common Equity			08/29/2023	477,846	621	400	0.02
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	S +	10.50% PIK	07/07/2022	1,012,200	1,676	1,731	0.11
							17,901	16,188	0.98
Total Equity Investments - non-controlled/non-affiliated							$58,794	$51,941	3.15%
Equity Investments - non-controlled/affiliated
Distributors
48Forty TopCo, LLC	(6) (15) (16) (18)	Common Equity			01/14/2026	1,076	—	—	0.00
48Forty TopCo, LLC	(6) (15) (16) (18)	Preferred Equity			01/14/2026	1,076	4,361	4,236	0.26
							4,361	4,236	0.26
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(6) (15) (16) (18)	Common Equity			06/08/2026	1,337	734	734	0.04

Health Care Providers & Services
DCA TopCo, LP	(6) (15) (16) (18)	Common Equity			06/02/2026	753,466	6,391	6,391	0.39

Professional Services
KWOR Intermediate I, Inc.	(6) (15) (16) (18)	Common Equity			02/28/2025	637	244	—	0.00
KWOR Intermediate I, Inc.	(6) (12) (15) (18)	Preferred Equity	S +	8.00% PIK	02/28/2025	680,778	754	—	0.00
							998	—	0.00
Total Equity Investments - non-controlled/affiliated							$12,484	$11,361	0.69%
Equity Investments - controlled/affiliated
Investments in Joint Ventures
Capstone Lending, LLC	(15) (19)	Common Equity			02/19/2026	104,531,615	104,532	102,544	6.22
Total Equity Investments - controlled/affiliated							$104,532	$102,544	6.22%

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Total Equity Investments						$175,810	$165,846	10.06%
Total Portfolio Investments						$3,676,639	$3,554,287	215.69%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares			3.49%			14,357	14,357	0.87
Cash and Cash Equivalents						65,816	65,816	3.99
Total Cash and Cash Equivalents and Short Term Investments						$80,173	$80,173	4.87%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$3,756,812	$3,634,460	220.56%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company “controls” one of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was an “affiliated person” of four of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt” for further information.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, the 1-month E at 2.20%, the 1-month S at 3.65%, the 3-month S at 3.73%, the 6-month S at 3.85%, the SA at 3.73% and the P at 6.75%.
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
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee (the “Valuation Designee”) under the supervision of the Company’s Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(7)
Loan includes interest rate floor of 1.00%.
(8)
Loan includes interest rate floor of 0.75%.
(9)
Loan includes interest rate floor of 0.50%.
(10)
Assets or a portion thereof are pledged as collateral for the BNP Funding Facility (as defined below). See Note 6 “Debt” for further information.
(11)
Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Issued Debt (as defined below). See Note 6 “Debt” for further information.
(12)
Investment was on non-accrual status as of June 30, 2026.
(13)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies" for further informatio
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 7.82% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $165,846 or 10.06% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

(17)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$937	$(4)
365 Retail Market, LLC	Revolver	05/06/2033	1,374	(13)
AA&D Midco, Inc.	Revolver	11/29/2030	1,576	(16)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	09/10/2027	1,400	(36)
Accel International Holdings, Inc.	Revolver	04/26/2032	1,499	—
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(23)
Advarra Holdings, Inc.	Delayed Draw Term Loan	09/14/2026	41	(1)
Alert Media, Inc.	Revolver	04/12/2028	3,520	(44)
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	2,769	(7)
Amerilife Holdings, LLC	Revolver	08/31/2028	1,593	(4)
Answer Acquisition, LLC	Revolver	06/30/2028	441	(39)
Any Hour, LLC	Revolver	05/23/2030	308	(33)
Apex Service Partners, LLC	Revolver	10/24/2029	1,304	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	1,977	(39)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,498	(50)
Appfire Technologies, LLC	Revolver	03/09/2028	167	—
Applitools, Inc.	Revolver	05/25/2028	303	(53)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	1,251	(7)
Aprio Advisory Group, LLC	Revolver	08/01/2031	117	(1)
Apryse Software Corp.	Revolver	06/28/2032	949	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	3,294	(59)
Aptean, Inc.	Revolver	01/30/2031	1,220	(22)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(7)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(61)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	161	(2)
Ascend Partner Services, LLC	Revolver	08/11/2031	1,684	(21)
Assembly Intermediate, LLC	Revolver	10/19/2028	2,074	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	398	—
Associations, Inc.	Revolver	07/03/2028	678	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	710	(3)
Atlas US Finco, Inc.	Revolver	12/09/2028	632	(8)
AuditBoard, Inc.	Revolver	07/14/2031	4,229	(133)
AWP Group Holdings, Inc.	Revolver	12/22/2032	887	(13)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	5,178	(65)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,064	(13)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	1,972	(30)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	701	(5)
Blue River PetCare, LLC	Revolver	08/01/2029	127	(1)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	6,263	(35)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	2,486	(24)
Bullhorn, Inc.	Revolver	10/01/2029	622	(5)
Caerus US 1, Inc.	Revolver	05/25/2029	329	(6)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,410	(11)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	837	(6)
Catalis Intermediate, Inc.	Revolver	08/04/2027	4,237	(23)
CCI Buyer, Inc.	Revolver	05/13/2032	166	(1)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	1,539	(8)
Cerity Partners, LLC	Delayed Draw Term Loan	01/21/2027	191	(1)
Cerity Partners, LLC	Revolver	07/28/2031	195	(1)
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	1,910	(32)
Chase Intermediate, LLC	Revolver	10/30/2028	330	(6)
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
Cliffwater, LLC	Revolver	04/22/2032	823	(6)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	(20)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,033	(17)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	2,487	—
Consor Intermediate II, LLC	Revolver	05/12/2031	915	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	9,500	(95)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,414	(14)
Coupa Holdings, LLC	Revolver	02/27/2029	277	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	1,385	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	176	(1)
CSHC Buyerco, LLC	Revolver	04/29/2033	260	(2)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	(6)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	795	(16)
Cyber US Bidco, LLC	Revolver	12/30/2032	349	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(44)
DA Blocker Corp.	Revolver	02/10/2032	632	(13)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,628	(30)
Diligent Corporation	Revolver	08/02/2030	1,661	(31)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	125	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
Dwyer Instruments, Inc.	Revolver	07/20/2029	209	(2)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	719	(12)
Eclipse Buyer, Inc.	Revolver	09/06/2031	365	(6)
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	1,113	(40)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Emburse, Inc.	Revolver	05/28/2032	658	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	199	(4)
Energy Labs Holdings Corp.	Revolver	04/07/2028	92	(2)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	398	(8)
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(44)
Essential Services Holding Corporation	Revolver	06/17/2030	1,670	(101)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	5,385	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	2,208	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	5,083	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,344	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	112	(2)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,354	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	—
FLS Holding, Inc.	Revolver	12/15/2028	23	(3)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	3,113	(47)
FMG Suite Holdings, LLC	Revolver	09/09/2032	1,868	(28)
Formstack Acquisition, Co.	Revolver	03/28/2030	1,728	(16)
FORTIS Solutions Group, LLC	Revolver	10/13/2028	1,214	(8)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	30	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,403	—
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	21	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	4,587	(131)
Fullsteam Operations, LLC	Revolver	08/08/2031	1,032	(29)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	958	(14)
Galway Borrower, LLC	Revolver	09/29/2028	1,511	(21)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	3,030	(45)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	909	(14)
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	2,453	(20)
GC Waves Holdings, Inc.	Revolver	10/04/2030	271	(2)
Goose Borrower, LP	Revolver	03/02/2033	329	(3)
GPS Merger Sub, LLC	Delayed Draw Term Loan	10/04/2027	956	—
GPS Merger Sub, LLC	Revolver	10/02/2029	1,370	—
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	929	—
Granicus, Inc.	Revolver	01/17/2031	1,656	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	2	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	256	(1)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	128	(1)
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	2,187	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	375	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	1,550	—
High Street Buyer, Inc.	Revolver	04/14/2028	2,136	(18)
Hootsuite, Inc.	Revolver	05/22/2030	2,200	(33)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	—
Hyland Software, Inc.	Revolver	09/19/2029	1,741	(3)
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
iCIMS, Inc.	Revolver	08/18/2028	32	(1)
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	1,718	—
Imagine 360, LLC	Revolver	10/02/2028	1,064	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,976	—
Inhabitiq, Inc.	Revolver	01/12/2032	3,110	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	2,296	(17)
Inszone Mid, LLC	Revolver	11/30/2029	1,787	(13)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	353	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
IQN Holding Corp.	Revolver	05/02/2028	180	—
Iris Buyer, LLC	Revolver	10/02/2029	1,001	(8)
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	1,130	(2)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	844	(2)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	660	(10)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	660	(10)
Jeppesen Holdings, LLC	Revolver	11/01/2032	653	(7)
Jonathan Acquisition Company	Revolver	05/11/2029	295	(4)
KENG Acquisition, Inc.	Revolver	08/01/2029	1,171	(18)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	488	(1)
Kodiak Buyer, LLC	Revolver	07/26/2032	429	(1)
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	865	(24)
LeadVenture, Inc.	Revolver	06/23/2032	797	(22)
LegitScript, LLC	Revolver	06/24/2028	1,667	(21)
LHS Borrower, LLC	Revolver	09/04/2031	395	(10)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	280	(2)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	572	(5)
LogRhythm, Inc.	Revolver	07/02/2029	909	(120)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	659	(12)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	2,400	(12)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	1,217	(21)
Majesco, Inc.	Revolver	01/07/2033	628	(5)
ManTech International CP	Revolver	09/14/2028	507	(2)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,071	—
Merative, LP	Revolver	09/30/2032	1,812	—
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,000	(5)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	612	—
Mobile Communications America, Inc.	Revolver	10/16/2029	960	—
Model N, Inc.	Revolver	06/27/2031	1,741	(19)
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	1,731	(65)
mPulse Mobile, Inc.	Revolver	02/25/2033	2,596	(97)
MRI Software, LLC	Revolver	02/10/2028	1,300	(3)
Nasuni Corporation	Revolver	09/10/2030	3,017	(53)
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	686	(10)
NDT Global Holding, Inc.	Revolver	06/04/2032	613	(9)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	431	(8)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	860	(15)
Oak Purchaser, Inc.	Revolver	05/31/2028	447	(8)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(23)
OEConnection, LLC	Revolver	12/23/2032	231	(6)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	—
Onit, Inc.	Revolver	01/27/2032	2,315	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(46)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	208	(3)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	939	(9)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,577	(86)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,613	(8)
PMA Parent Holdings, LLC	Revolver	01/31/2031	354	(4)
Pound Bidco, Inc.	Revolver	05/01/2029	375	(5)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
Project Potter Buyer, LLC	Revolver	04/23/2027	1,173	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	2,432	(6)
Railpros Parent, LLC	Revolver	05/24/2032	1,737	(4)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(34)
Randy's Holdings, Inc.	Revolver	11/01/2029	798	(10)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	616	(3)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	1,791	(14)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	1,287	(19)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(29)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Recovery Point Systems, Inc.	Revolver	02/14/2028	4,000	—
Redwood Services Group, LLC	Delayed Draw Term Loan	01/03/2027	8	—
Revalize, Inc.	Revolver	04/16/2029	41	(4)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	7,116	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,756	—
Riskonnect Parent, LLC	Revolver	12/07/2028	778	(4)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	501	(2)
Rivet Bidco Limited	Revolver	04/08/2032	75	(1)
RoadOne IntermodaLogistics	Revolver	12/29/2028	35	(3)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(13)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(68)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(34)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,363	(39)
Securonix, Inc.	Revolver	04/05/2029	2,521	(486)
Sherlock Buyer Corp.	Revolver	12/07/2029	1,286	(110)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	953	(41)
Smarsh, Inc.	Revolver	02/16/2029	343	(15)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	875	(68)
Spark Buyer, LLC	Revolver	10/15/2031	197	(15)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	96	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	726	—
Stepping Stones Healthcare Services, LLC	Revolver	12/18/2032	625	(4)
Superman Holdings, LLC	Revolver	08/29/2031	2,901	(22)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	301	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	1,050	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	122	—
Suveto Buyer, LLC	Revolver	09/09/2027	1,296	—
SV Newco 2, Inc.	Revolver	06/02/2031	4,856	(29)
Sweep Purchaser, LLC	Revolver	06/30/2027	984	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(27)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	1,297	(12)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	2,440	(6)
Tamarack Intermediate, LLC	Revolver	03/12/2029	1,853	(5)
Tank Holding Corp.	Revolver	03/31/2028	707	(30)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,534	(77)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	356	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	1,835	(50)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	550	(15)
Transit Technologies, LLC	Revolver	08/20/2030	1,705	(47)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	2,284	(51)
Trintech, Inc.	Revolver	01/28/2033	1,713	(38)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(215)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	(1)
Two Six Labs, LLC	Revolver	08/20/2030	3,392	(25)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	740	(6)
UHY Advisors, Inc.	Revolver	11/21/2031	461	(3)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2026	2,378	(42)
UpStack, Inc.	Revolver	08/25/2031	938	(16)
V Global Holdings, LLC	Revolver	01/02/2029	355	(30)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	2,250	(51)
Vamos Bidco, Inc.	Revolver	01/30/2032	562	(13)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	503	(9)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	644	(8)
Verdantas, LLC	Delayed Draw Term Loan	11/08/2026	382	(10)
Verdantas, LLC	Revolver	05/06/2030	954	(24)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	(21)
Vertex Service Partners, LLC	Revolver	11/08/2030	107	(4)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	46	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	1,093	(16)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	920	(13)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,030	—
Victors Purchaser, LLC	Revolver	12/23/2032	764	—
VRC Companies, LLC	Revolver	06/29/2027	1,540	(2)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,831	(18)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,462	(15)
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	(6)
YI, LLC	Revolver	12/03/2029	883	—
Zarya Intermediate, LLC	Revolver	07/01/2027	2,085	(24)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/15/2029	658	(6)
Zenith Acquisitionco, LLC	Revolver	11/26/2032	259	(2)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$399,902	$(4,827)
First Lien Debt — non-controlled/affiliated
Abracon Group Holding, LLC	Revolver	06/10/2030	201	(9)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	161	—
Alpine Acquisition Corp. II	Revolver	01/14/2031	645	—
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$2,203	$(9)
Total Unfunded Commitments			$402,105	$(4,836)

(18)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for six months ended June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (e)	Gross Reductions (f)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$4,789	$191	$(2,159)	$(928)	$—	$1,893	$171
Alpine Acquisition Corp. II(b)	—	8,095	—	(95)	—	8,000	164
Abracon Group Holding, LLC(c)	—	3,141	(58)	—	—	3,083	14
DCA Buyer, LLC(d)	—	19,808	—	—	—	19,808	108
Total	$4,789	$31,235	$(2,217)	$(1,023)	$—	$32,784	$457

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Inclusive of positions titled 48Forty TopCo, LLC.

(c) Inclusive of positions titled Abracon TopCo, LLC.

(d) Inclusive of positions titled DCA TopCo, LP

(e) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(f) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(19) As defined in the 1940 Act, the Company is deemed to be a “control person” of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company’s voting securities (“controlled affiliate”). Transactions related to investments in controlled affiliates for the six months ended June 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
Capstone Lending LLC	$—	$104,532	$—	$(1,987)	$—	$102,544	$4,181
Total	$—	$104,532	$—	$(1,987)	$—	$102,544	$4,181

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

Additional Information

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Interest Rate Swaps(a)(b)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Change in Unrealized Appreciation/ (Depreciation)
BNP Paribas(c)	2029 Notes	6.41%	S + 2.37%	05/17/2029	$350,000	$245	—	$(6,592)
BNP Paribas(c)	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	(3,418)	—	(6,735)
Wells Fargo(e)	2031 Notes	6.10%	S + 2.20%	07/15/2031	350,000	(1,070)	—	(1,070)
					$1,050,000	$(4,243)	$—	$(14,397)

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

(e) For further details, see Note 12 “Subsequent Events” to our consolidated financial statements included in this report.

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

(17)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$5,239	$—	$(450)	$—	$4,789	$446
Total	$—	$5,239	$—	$(450)	$—	$4,789	$446

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

(18) Assets or a portion thereof are pledged as collateral for the CLO 2025-1 Issued Debt (as defined below). See Note 6 “Debt.”

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

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Company had certain investments in seven and four portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2026 and December 31, 2025 was $106,451 and $60,392, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company accrued $800 and $1,634 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2025, the Company accrued $200 and $827 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3) SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On November 25, 2019, the Company entered into an investment advisory agreement with our Adviser (the "Original Investment Advisory Agreement").

On January 24, 2024, the Company entered into the Amended and Restated Investment Advisory Agreement with the Adviser (as amended and restated, the “Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved by the Board in August 2026 and will continue from year to year if approved annually by the Board of Directors or the Company’s stockholders, including, in each case, a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors").

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee (the “Base Management Fee”) and an incentive fee. The cost of both the Base Management Fee and the incentive fee are ultimately borne by the stockholders.

Base Management Fee

The Base Management Fee is calculated at an annual rate of 1.00% of the Company's average gross assets at the end of the two most recently completed calendar quarters, including assets purchased with borrowed funds or other forms of leverage but excluding cash and cash equivalents.

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

For the three and six months ended June 30, 2026, Base Management Fees were $9,182 and $18,612, respectively. For the three and six months ended June 30, 2025, Base Management Fees were $9,624 and $18,601, net of waiver, respectively. As of June 30, 2026 and December 31, 2025, $9,182 and $9,596, respectively, were payable to the Investment Adviser relating to Base Management Fees.

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

For the three and six months ended June 30, 2026, income based incentive fees were $6,518 and $12,318, respectively. For the three and six months ended June 30, 2025, income based incentive fees were $9,279 and $18,747, net of waiver respectively. As of June 30, 2026 and December 31, 2025, $6,518 and $7,281, respectively, were payable to the Investment Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2026, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and six months ended June 30, 2025, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of June 30, 2026 and December 31, 2025, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to an administration agreement (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the

Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement will continue from year to year if approved annually by the Board, including a majority of the Independent Directors. The Administration Agreement was most recently re-approved in August 2026.

For the three and six months ended June 30, 2026, the Company incurred $61 and $122, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2025, the Company incurred $85 and $145, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of June 30, 2026 and December 31, 2025, $51 and $91, respectively, were payable to affiliates.

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

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of June 30, 2026 and December 31, 2025, MS Credit Partners Holdings held approximately 11.5% and 11.3% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

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

Morgan Stanley & Co. LLC served as an underwriter in connection with the public offering of the Company’s 2031 Notes (as defined below in Note 12. “Subsequent Events”) and received fees of $193 at closing on July 9, 2026.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,414,546	$3,308,689	93.1%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	77,453	72,603	2.0	83,428	75,210	2.0
Other Debt Investments	8,830	7,149	0.2	11,857	10,114	0.3
Equity	71,278	63,302	1.8	57,636	54,724	1.5
Investments in Joint Venture	104,532	102,544	2.9	—	—	0.0
Total	$3,676,639	$3,554,287	100.0%	$3,839,039	$3,771,546	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	0.8%	1.5%
Air Freight & Logistics	0.1	0.4
Automobile Components	3.3	3.2
Automobiles	2.0	3.8
Banks	0.1	0.1
Beverages	0.1	0.1
Building Products	0.4	0.4
Chemicals	0.6	0.5
Commercial Services & Supplies	7.6	7.7
Construction & Engineering	2.3	2.3
Consumer Staples Distribution & Retail	0.8	0.8
Containers & Packaging	1.2	1.1
Distributors	1.9	1.8
Diversified Consumer Services	5.0	4.9
Electrical Equipment	0.4	0.4
Electronic Equipment, Instruments & Components	2.0	2.3
Financial Services	3.1	3.1
Food Products	0.9	1.2
Ground Transportation	1.0	0.9
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	5.8	5.2
Health Care Technology	1.0	1.6
Industrial Conglomerates	1.5	1.6
Insurance Services	9.7	10.7
Interactive Media & Services	2.0	2.0
Investments in Joint Venture	2.9	—
IT Services	9.8	8.9
Life Sciences Tools & Services	0.4	0.4
Machinery	1.1	1.0
Multi-Utilities	0.3	0.7
Pharmaceuticals	0.8	0.7
Professional Services	4.9	5.7
Real Estate Management & Development	3.9	3.7
Software	21.2	20.2
Transportation Infrastructure	0.4	0.3
Wireless Telecommunication Services	0.3	0.4
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$12,904	$12,882	0.4%	0.8%	$12,951	$13,114	0.3%	0.8%
Canada	124,994	125,174	3.5	7.6	123,765	124,411	3.3	7.1
United Kingdom	13,720	13,634	0.4	0.8	13,160	13,299	0.4	0.8
United States	3,525,021	3,402,597	95.7	206.5	3,689,163	3,620,722	96.0	207.1
Total	$3,676,639	$3,554,287	100.0%	215.7%	$3,839,039	$3,771,546	100.0%	215.8%

Capstone Lending

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

As of June 30, 2026, the Company and the JV Partner made equity contributions of $104,532 and $26,133, respectively, to Capstone Lending.

On February 19, 2026, Capstone Lending entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third party lender, providing for total commitments of up to $500,000. The JV Credit Facility is secured by substantially all the assets of Capstone Lending.

The following table presents the selected consolidated statement of assets and liabilities information of Capstone Lending as of June 30, 2026:

As of
June 30, 2026
Assets
Investments, at fair value (cost of $326,883)	$324,390
Cash	19,581
Other Assets	4,388
Total assets	348,359

Liabilities
Debt	212,750
Other liabilities	7,429
Total liabilities	$220,179

Total Members' Equity	$128,180

The following table presents the selected consolidated statements of operations information of Capstone Lending for the period from January 2, 2026 (commencement of operations of Capstone Lending) to June 30, 2026:

	For the three months ended	For the period from January 2, 2026 to
	June 30, 2026	June 30, 2026
Income
Investment income	$7,056	$9,875
Expenses
Net operating expenses	3,278	4,640
Net investment income (loss)	$3,778	$5,235
Total net realized and change in unrealized gain (loss)	(668)	(2,493)
Net increase (decrease) in members' equity resulting from operations	$3,110	$2,742

Below is a summary of Capstone Lending’s portfolio as of June 30, 2026:

As of
June 30, 2026
Investment Commitments	$425,620
Total investments, at fair value	$324,390
Number of portfolio companies	58
Number of industries	25
Weighted average yield on total portfolio, at cost(1)	8.8%
Weighted average yield on total portfolio, at fair value(1)	8.8%
Average position size of investments	5,593

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of Capstone Lending divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of June 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Jonathan Acquisition Company	(2) (5)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	4,432	$4,376	$4,366	3.41%
Jonathan Acquisition Company	(2) (6)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	55	48	46	0.04
Two Six Labs, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	6,665	6,624	6,624	5.17
Two Six Labs, LLC	(3) (6)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(13)	(13)	(0.01)
								11,035	11,023	8.60
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	357	355	353	0.28
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	317	314	301	0.23
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	—	—	(1)	0.00
Drivecentric Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	6,750	6,710	6,750	5.27
Drivecentric Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(14)	—	—
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	3,030	3,019	2,977	2.32
								10,384	10,380	8.10
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	2,696	2,683	2,651	2.07
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(6)	(21)	(0.02)
								2,677	2,630	2.05
Beverages
Vamos Bidco, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	2,673	2,661	2,613	2.04
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(2)	(25)	(0.02)
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	56	55	49	0.04
								2,714	2,637	2.06
Capital Markets
TS Imagine, Inc.	(3) (5)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	2,441	2,404	2,404	1.88
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	—	(2)	(2)	0.00
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	9.91%	06/12/2031	31	27	27	0.02
								2,429	2,429	1.89
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	5,644	5,603	5,623	4.39
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	965	949	958	0.75
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	7,056	6,954	6,954	5.43
AWP Group Holdings, Inc.	(2) (6)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	254	240	240	0.19
Firebird Acquisition Corp, Inc.	(3) (5)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	5,809	5,801	5,809	4.53
Firebird Acquisition Corp, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	1,965	1,963	1,965	1.53
Firebird Acquisition Corp, Inc.	(3) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	(1)	—	0.00
Railpros Parent, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	5,433	5,403	5,419	4.23
Railpros Parent, LLC	(3) (5) (6)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	504	499	500	0.39
Railpros Parent, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(5)	(2)	(0.00)
								27,406	27,466	21.43
Construction & Engineering

Consolidated Schedule of Investments as of June 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	1,618	1,621	1,605	1.25
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,278	2,270	2,261	1.76
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	68	67	64	0.05
								3,958	3,930	3.07
Diversified Consumer Services
DA Blocker Corp.	(3) (5)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	5,643	5,617	5,530	4.31
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(3)	(35)	(0.03)
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	82	80	71	0.06
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	4,975	4,956	4,975	3.88
GarageCo Intermediate II, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	2,404	2,385	2,368	1.85
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(21)	(53)	(0.04)
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(8)	(16)	(0.01)
Kodiak Buyer, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	2,302	2,283	2,298	1.79
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	72	67	71	0.06
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.98%	07/23/2032	—	(5)	(1)	—
LHS Borrower, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	2,422	2,397	2,362	1.84
LHS Borrower, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	49	47	44	0.03
								17,795	17,614	13.74
Diversified Telecommunication Services
Orbcomm, Inc.	(3) (5)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	6,087	6,028	6,028	4.70
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	183	177	177	0.14
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	—	(10)	(10)	(0.01)
								6,195	6,195	4.83
Electrical Equipment
Accel International Holdings, Inc.	(4) (5)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	4,608	4,600	4,608	3.59
Accel International Holdings, Inc.	(4) (6)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	159	157	159	0.12
								4,757	4,767	3.72
Electronic Equipment, Instruments & Components
Magneto Components Buyco, LLC	(3) (5)	First Lien Debt	S +	5.75%	9.48%	12/05/2030	5,487	5,481	5,487	4.28
Magneto Components Buyco, LLC	(3) (6)	First Lien Debt	S +	5.75%	9.48%	12/05/2029	—	(1)	—	0.00
NDT Global Holding, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	6,848	6,810	6,746	5.26
NDT Global Holding, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	1,343	1,332	1,297	1.01
NDT Global Holding, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(9)	(23)	(0.02)
								13,613	13,507	10.54
Financial Services
BCTO Bluebill Midco, Inc.	(3) (5)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	7,556	7,509	7,442	5.81
BCTO Bluebill Midco, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(6)	(14)	(0.01)
SitusAMC Holdings Corporation	(3) (5)	First Lien Debt	S +	5.50%	9.23%	05/14/2031	1,980	1,976	1,980	1.54
								9,479	9,408	7.34
Ground Transportation
SV Newco 2, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	2,453	2,447	2,438	1.90
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	2,472	2,463	2,427	1.89
								4,910	4,865	3.80
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	5,536	5,481	5,481	4.28
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	480	472	472	0.37

Consolidated Schedule of Investments as of June 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(10)	(10)	(0.01)
PerkinElmer U.S., LLC	(2) (5)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	532	531	530	0.41
PerkinElmer U.S., LLC	(2) (6)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	—	(5)	0.00
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	4,317	4,313	4,317	3.37
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	1,826	1,825	1,826	1.42
Tidi Legacy Products, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(1)	—	0.00
								12,611	12,611	9.84
Health Care Providers & Services
Merative, LP	(3) (5)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	5,736	5,722	5,736	4.47
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	—	—	0.00
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(1)	—	0.00
mPulse Mobile, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	8,840	8,784	8,509	6.64
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(2)	(32)	(0.02)
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(8)	(48)	(0.04)
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	14,843	14,777	14,695	11.46
								29,272	28,860	22.51
Industrial Conglomerates
Aptean, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	8,387	8,379	8,236	6.43
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	3	(38)	(0.03)
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	88	88	81	0.06
								8,470	8,279	6.46
Insurance Services
Fetch, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	6,800	6,734	6,732	5.25
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(10)	(10)	(0.01)
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(12)	(12)	(0.01)
Foundation Risk Partners Corp.	(3) (5) (6)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	1,393	1,391	1,393	1.09
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	300	297	283	0.22
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	2,668	2,634	2,601	2.03
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(4)	(4)	0.00
Iris Specialty Acquisition, LLC	(4) (5)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	5,695	5,668	5,684	4.43
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	86	82	84	0.07
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	192	188	190	0.15
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	1,481	1,478	1,445	1.13
								18,446	18,386	14.34
Interactive Media & Services
FMG Suite Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	4,515	4,486	4,447	3.47
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(3)	(18)	(0.01)
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(5)	(11)	(0.01)
								4,478	4,418	3.45
IT Services
Apollo Acquisition, Inc.	(3) (5)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	922	914	903	0.70
Apollo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	22	2	(40)	(0.03)
Apollo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(4)	(9)	(0.01)
Bridgepointe Technologies, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	5,257	5,206	5,206	4.06
Bridgepointe Technologies, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	330	318	318	0.25
Bridgepointe Technologies, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(7)	(7)	(0.01)
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	6,503	6,476	6,487	5.06

Consolidated Schedule of Investments as of June 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Redwood Services Group, LLC	(3) (5) (6)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	8,358	8,328	8,337	6.50
Thrive Buyer, Inc. (Thrive Networks)	(3) (5)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	5,138	5,115	4,881	3.81
Thrive Buyer, Inc. (Thrive Networks)	(3) (5)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	1,180	1,175	1,121	0.87
Thrive Buyer, Inc. (Thrive Networks)	(3) (6)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	256	253	223	0.17
UpStack, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	4,875	4,835	4,790	3.74
UpStack, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	686	671	653	0.51
UpStack, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.63%	08/25/2031	281	275	268	0.21
								33,557	33,131	25.85
Multi-Utilities
Vessco Midco Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	3,549	3,536	3,498	2.73
Vessco Midco Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	—	(9)	(50)	(0.04)
								3,527	3,448	2.69
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	4,410	4,402	4,344	3.39
Real Chemistry Intermediate III, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	1,313	1,311	1,284	1.00
Real Chemistry Intermediate III, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(2)	(15)	(0.01)
								5,711	5,613	4.38
Professional Services
Deerfield Dakota Holding, LLC	(3) (5)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	13,017	12,934	12,775	9.97
Deerfield Dakota Holding, LLC	(3) (6)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	440	432	418	0.33
Verdantas, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	3,064	3,035	2,987	2.33
Verdantas, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	3,596	3,559	3,495	2.73
Verdantas, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	88	85	79	0.06
WIPFLI Advisory, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	1,846	1,842	1,828	1.43
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	114	113	107	0.08
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(1)	(5)	0.00
								21,999	21,684	16.92
Software
Apryse Software Corp.	(4) (5)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	11,082	11,017	11,081	8.64
Apryse Software Corp.	(4) (6)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	539	533	539	0.42
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	6,432	6,426	6,432	5.02
Coupa Holdings, LLC	(3)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	586	581	586	0.46
Coupa Holdings, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	299	299	299	0.23
Emburse, Inc.	(3) (5)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	7,000	6,999	7,000	5.46
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	1	—	0.00
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	—	—	0.00
Espresso Bidco, Inc.	(3) (5)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	3,717	3,687	3,643	2.84
Espresso Bidco, Inc.	(3) (5) (6)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	920	911	900	0.70
Espresso Bidco, Inc.	(3) (6)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(4)	(9)	(0.01)
Fullsteam Operations, LLC	(3) (5)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	8,654	8,601	8,407	6.56
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(6)	(82)	(0.06)

Consolidated Schedule of Investments as of June 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	313	307	285	0.22
Onit, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	9,421	9,379	9,421	7.35
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(6)	—	0.00
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(6)	—	0.00
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	5,559	5,506	5,448	4.25
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(3)	(5)	0.00
								54,222	53,945	42.08
Transportation Infrastructure
Jeppesen Holdings, LLC	(4) (5)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	6,533	6,516	6,468	5.05
Jeppesen Holdings, LLC	(4) (6)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(1)	(3)	0.00
								6,515	6,465	5.04
Wireless Telecommunication Services
CCI Buyer, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	10,784	10,726	10,704	8.35
CCI Buyer, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(3)	(5)	0.00
								10,723	10,699	8.35
Total First Lien Debt								$326,883	$324,390	253.07%
Total Portfolio Investments								$326,883	$324,390	253.07%

(1) Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternative base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026, the reference rates for our variable loans were the C at 2.34%, 1-month E at 2.20%, 1-month S at 3.65%, 3-month S at 3.73%, 6-month S at 3.85%, SA at 3.73%, and the P at 6.75%.

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,642	$3,305,047	$3,308,689	$—	$19,669	$3,611,829	$3,631,498
Second Lien Debt	—	19,742	52,861	72,603	—	24,113	51,097	75,210
Other Debt Investments	—	—	7,149	7,149	—	—	10,114	10,114
Equity	—	—	47,121	47,121	—	—	38,413	38,413
Subtotal	$—	$23,384	$3,412,178	$3,435,562	$—	$43,782	$3,711,453	$3,755,235
Investment measured at net asset value(1)(2)				118,725				16,311
Total Investments				$3,554,287				$3,771,546
Cash and cash equivalents	$65,816	$—	$—	$65,816	$81,434	$—	$—	$81,434
Unaffiliated money market fund	$14,357	$—	$—	$14,357	$12,976	$—	$—	$12,976

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,421,628	$49,192	$7,593	$40,233	$3,518,646
Purchases of investments(1)	145,645	—	—	7,225	152,870
Proceeds from principal repayments and sales of investments(2)	(251,436)	—	—	(454)	(251,890)
Accretion of discount/amortization of premium	3,363	27	3	—	3,393
Payment-in-kind	3,926	685	280	1,563	6,454
Net change in unrealized appreciation (depreciation)	(24,815)	2,957	(727)	(1,453)	(24,038)
Net realized gains (losses)	(7,265)	—	—	7	(7,258)
Transfers into/(out) of Level 3(3)	14,001	—	—	—	14,001
Fair value, end of period	$3,305,047	$52,861	$7,149	$47,121	$3,412,178
Net change in unrealized appreciation (depreciation) from investments still held as of June 30,2026	$(24,815)	$2,957	$(727)	$(1,453)	$(24,038)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,611,829	$51,097	$10,114	$38,413	$3,711,453
Purchases of investments(1)	255,701	—	—	11,500	267,201
Proceeds from principal repayments and sales of investments(2)	(521,885)	(2,116)	(2,127)	(454)	(526,582)
Accretion of discount/amortization of premium	6,753	111	29	—	6,893
Payment-in-kind	6,918	1,382	569	2,469	11,338
Net change in unrealized appreciation (depreciation)	(49,769)	2,387	63	(4,814)	(52,133)
Net realized gains (losses)	(18,938)	—	(1,499)	7	(20,430)
Transfers into/(out) of Level 3(3)	14,438	—	—	—	14,438
Fair value, end of period	$3,305,047	$52,861	$7,149	$47,121	$3,412,178
Net change in unrealized appreciation (depreciation) from investments still held as of June 30,2026	$(49,413)	$2,387	$(1,414)	$(4,814)	$(53,254)

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

	June 30, 2026
				Range(2)
Asset Category	Fair Value	Valuation Technique(1)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,191,868	Yield Analysis	Discount Rate	7.40%	22.00%	10.13%
	99,798	Market Approach	EBITDA Multiple	6.25	12.00x	7.96x
	13,381	Market Approach	Revenue Multiple	0.45x	0.60x	0.54x
Investments in second lien debt	51,156	Yield Analysis	Discount Rate	13.45%	20.42%	15.48%
	1,705	Market Approach	EBITDA Multiple	6.25x	9.50x	7.37x
Investments in other securities:
Other debt investments	6,372	Yield Analysis	Discount Rate			18.45%
	777	Market Approach	EBITDA Multiple			6.25x
Preferred equity	13,655	Income Approach	Discount Rate	9.98%	18.00%	16.27%
	13,238	Market Approach	EBITDA Multiple	6.25	18.00x	13.79x
Common equity	17,696	Market Approach	EBITDA Multiple	6.25	17.75	12.09x
	2,532	Market Approach	Revenue Multiple	1.00x	20.25	10.98x
Total Investments	$3,412,178

(1)
During the six months ended June 30, 2026, five debt investments with a combined fair value of $39.2 million transitioned from a yield analysis to a market approach using an EBITDA multiple. One equity investment with a fair value of $4.2 million transitioned from a yield analysis to a market approach using an EBITDA multiple. Two debt investment with a fair value of $18.2 million transitioned from market approach using an EBITDA multiple to a market approach using a revenue multiple. One equity investment with a fair value of $1.4 million transitioned from market approach using an EBITDA multiple to market approach using a revenue multiple.
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

		June 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$351,000	351,000	$351,000	$351,000
Truist Credit Facility	3	215,678	215,678	308,153	308,153
CLO 2025-1 Issued Debt(1)	3	306,109	309,000	306,131	309,000
2027 Notes(2)	2	424,249	423,258	423,510	424,703
2029 Notes(2)(3)	3	345,737	350,217	351,603	356,850
2030 Notes(2)(3)	3	340,182	346,630	346,275	353,359
Total		$1,982,955	$1,995,783	$2,086,672	$2,103,065

(1)
As of June 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,891 and $2,869, respectively.
(2)
As of June 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $619, $2,244 and $3,534 and unamortized original issuance discount of $132, $2,236 and $2,914, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.
(3)
Inclusive of change in fair market value of effective hedge.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows.

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	215,678	1,222,547	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	309,000	309,000	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	350,000	350,000	—
Total	$3,484,000	$2,000,678	$1,471,547	$3,484,000	$2,093,153	$1,381,072

(1)
As of June 30, 2026 and December 31, 2025, a letter of credit of $11,775 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,060 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of June 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,891 and $2,869, respectively.
(3)
As of June 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $619, $2,244 and $3,534 and unamortized original issuance discount of $132, $2,236 and $2,914, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.

The Company's summary information of its debt obligations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate (1)	5.40%	6.02%	5.41%	6.06%
Combined weighted average effective interest rate (2)	5.92%	6.47%	5.88%	6.47%
Combined weighted average debt outstanding	$2,038,557	$2,046,092	$2,035,406	$2,038,571

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

BNP Funding Facility

On October 14, 2020, the Company entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of June 30, 2026, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 1.95% and, after the reinvestment period, 2.45%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027, and the facility has a final maturity date of August 21, 2029.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,964	$5,250	$9,906	$10,444
Facility unused commitment fees	337	470	367	935
Amortization of deferred financing costs	427	408	842	808
Total	$5,728	$6,128	$11,115	$12,187
Weighted average interest rate	5.59%	6.57%	5.61%	6.57%
Weighted average effective interest rate	6.08%	7.08%	6.09%	7.08%
Weighted average outstanding balance	$351,000	$316,000	$351,000	$316,000

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of June 30, 2026, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Borrowings under the Truist Credit Facility bear interest at a per annum rate equal to (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the highest of (a) the prime rate as publicly announced by Truist Bank, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions, as published by the Federal Reserve Bank of New York plus (ii) 0.5%, and (c) Term SOFR (as defined in the Truist Credit Facility agreement) on such day plus 1% per annum) plus either (A) 0.65% or (B) 0.775%, based on certain borrowing base conditions and (y) for loans for which the Company elects the term benchmark option, Term SOFR, for borrowings denominated in U.S. dollars, or the applicable term benchmark rate for borrowings denominated in certain foreign currencies, in each case for the related interest period for such borrowing plus (A) 1.65% or (B) 1.775% per annum, based on certain borrowing base conditions, or such other applicable margin as is applicable to such foreign currency borrowings. The Company pays an unused fee of 0.350% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any letter of credit issued and outstanding under the Truist Credit Facility, as applicable. The availability period of the Truist Credit Facility will terminate on April 23, 2030 and has a final maturity date of April 23, 2031.

The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$3,537	$8,773	$6,998	$19,226
Facility unused commitment fees	1,106	803	2,202	1,442
Amortization of deferred financing costs	897	642	1,499	1,202
Total	$5,540	$10,218	$10,699	$21,870
Weighted average interest rate	5.52%	6.20%	5.56%	6.25%
Weighted average effective interest rate	6.92%	6.65%	6.75%	6.64%
Weighted average outstanding balance	$253,557	$560,037	$250,406	$612,212

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

The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,781	$4,781	$9,563	$9,563
Accretion of original issuance discount	53	53	106	106
Amortization of debt issuance cost	414	283	642	560
Total	$5,248	$5,117	$10,311	$10,229
Stated interest rate	4.50%	4.50%	4.50%	4.50%
Weighted average effective interest rate	4.89%	4.77%	4.83%	4.76%

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

The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$—	$4,326	$—	$9,516
Amortization of debt issuance costs	—	303	—	605
Total	$—	$4,629	$—	$10,121
Stated interest rate	—%	7.55%	—%	7.55%
Weighted average effective interest rate	—%	7.97%	—%	7.98%

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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended December 31, 2025. For the three and six months ended June 30, 2026, the Company made payments of $5,952 and $11,518, respectively. The swap adjusted interest expense is included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. As of June 30, 2026, the interest rate swaps had a fair value of $245. Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “other assets” on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,097	$5,567	$10,230	$10,949
Accretion of original issuance discount	194	194	385	385
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	44	(27)	(41)	(51)
Amortization of debt issuance costs	195	259	388	574
Total	$5,530	$5,993	$10,962	$11,857
Stated interest rate	6.15%	6.15%	6.15%	6.15%
Weighted average effective interest rate	6.20%	6.88%	6.25%	6.80%

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

In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the three and six months ended June 30, 2026, the Company made payments of $113 and $113, respectively. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of June 30, 2026, the interest rate swaps had a fair value of ($3,418). Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$5,253	$2,450	$10,419	$2,450
Accretion of original issuance discount	187	88	372	88
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	31	(9)	7	(9)
Amortization of debt issuance costs	226	93	446	93
Total	$5,697	$2,622	$11,244	$2,622
Stated interest rate	6.00%	6.00%	6.00%	6.00%
Weighted average effective interest rate	6.40%	6.44%	6.39%	6.44%

Debt Securitization

The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.

CLO 2025-1 Issued Debt

On September 17, 2025 (the "Closing Date"), CLO 2025-1 Issuer completed a $401.20 million term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the 2025-1 Debt Securitization (collectively, the “CLO 2025-1 Issued Debt”) were issued by CLO 2025-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company.

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

As of June 30, 2026, there were 103 portfolio companies with a total fair value of $395,173 securing the CLO 2025-1 Issued Debt. The pool of loans in the 2025-1 Debt Securitization must meet certain requirements, set forth in the documents governing the 2025-1 Debt Securitization.

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

The following table presents information on the CLO 2025-1 Issued Debt incurred in the 2025-1 Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1	Senior Secured Floating Rate	$182,000	S + 1.54%	AAA
Class A-1 Loan	Senior Secured Floating Rate	50,000	S + 1.54%	AAA
Class A-2	Senior Secured Floating Rate	16,000	S + 1.70%	AAA
Class B	Senior Secured Floating Rate	24,000	S + 1.90%	AA
Class C	Secured Deferrable Floating Rate	32,000	S + 2.40%	A
Class D(1)	Secured Deferrable Floating Rate	24,000	S + 3.55%	BBB-
Total CLO 2025-1 Senior Secured Debt		328,000
Subordinated Notes(2)		73,200	None	Not Rated
Total CLO 2025-1 Issued Debt		401,200
(1)
The Company retained $19.0 million of the Class D Notes.
(2)
The Company retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization which are eliminated in consolidation.

The summary information of the CLO 2025-1 Issued Debt is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,196	$—	$8,217	$—
Amortization of debt issuance costs	63	—	125	—
Total	$4,259	$—	$8,342	$—
Stated interest rate	5.37%	—%	5.29%	—%
Weighted average effective interest rate	5.45%	—%	5.37%	—%

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $402,105 and $497,340 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS

Equity

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	June 30, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(19,620)	$29,624
Net investment income (loss) after taxes	78,670	176,026
Net realized gain (loss)	(20,602)	(7,422)
Net change in unrealized appreciation (depreciation)	(54,650)	(46,510)
Dividends declared	(76,428)	(174,035)
Tax reclassification of stockholders’ equity	—	2,697
Total distributable earnings (loss), end of period	$(92,630)	$(19,620)

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

For the three and six months ended June 30, 2026 and June 30, 2025, there were no shares issued through ATM offerings.

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

The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the six months ended June 30, 2026 and June 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the six months ended June 30, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
May 05, 2026	June 30, 2026	July 24, 2026	$0.45	392,395	(1)
			$0.90	786,228
For the six months ended June 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	$438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	$0.50	$400,773	(1)
			$1.00	839,047

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

The following table summarizes the shares repurchased under the share repurchase program during the six months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
Total Repurchases	1,771,973		1,771,973

The following table summarizes the shares repurchased under the share repurchase plan during the six months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
Total Repurchases	1,548,459		1,548,459

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator—net increase/(decrease) in net assets resulting from operations	$7,928	$36,096	$3,418	$65,766
Denominator—weighted average shares outstanding	84,754,809	87,189,801	85,262,160	87,798,346
Basic and diluted earnings (loss) per share	$0.09	$0.41	$0.04	$0.75

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Share Data:(1)
Net asset value, beginning of period	$20.26	$20.81
Net investment income (loss)	0.92	1.02
Net unrealized and realized gain (loss)(2)	(0.88)	(0.24)
Net increase (decrease) in net assets resulting from operations	0.04	0.78
Dividends declared	(0.90)	(1.00)
Repurchase of common stock	0.10	—
Total increase (decrease) in net assets	(0.76)	(0.22)
Net asset value, end of period	$19.50	$20.59
Per share market value, end of period	15.12	18.72
Shares outstanding, end of period	84,504,322	86,962,629
Weighted average shares outstanding	85,262,160	87,798,346
Total return based on net asset value(3)	2.0%	4.1%
Total return based on market value(4)	(2.8)%	(4.6)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,647,868	$1,790,299
Ratio of net expenses to average net assets(5)	11.0%	11.2%
Ratio of expenses before waivers to average net assets(5)	11.0%	11.3%
Ratio of net investment income to average net assets(5)	10.0%	10.9%
Asset coverage ratio(6)	182.7%	187.0%
Portfolio turnover rate	9.8%	10.8%

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

(11) SENIOR SECURITIES

The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
CLO 2025-1 Issued Debt
June 30, 2026 (unaudited)	$309,000	1,827	—	N/A(4)
December 31, 2025	$309,000	1,830	—	N/A(4)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
June 30, 2026 (unaudited)	$425,000	1,827	—	N/A(4)
December 31, 2025	$425,000	1,830	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
June 30, 2026 (unaudited)	$350,000	1,827	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
June 30, 2026 (unaudited)	$350,000	1,827	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
Truist Credit Facility
June 30, 2026 (unaudited)	$215,678	1,827	—	N/A(4)
December 31, 2025	$308,153	1,830	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
June 30, 2026 (unaudited)	$351,000	1,827	—	N/A(4)
December 31, 2025	$351,000	1,830	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)

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

2031 Notes

On July 9, 2026, the Company issued $350,000 in aggregate principal amount of 6.100% notes due 2031 (the “2031 Notes”), pursuant a Base Indenture, as supplemented by the Fourth Supplemental Indenture dated July 9, 2026.

The 2031 Notes will mature on July 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time prior to June 15, 2031 at par value plus a “make-whole” premium calculated in accordance with terms under “optional redemption” in the Indenture and at par value on June 15, 2031 or thereafter. The 2031 Notes bear interest at a rate of 6.100% per year payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2027. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the offering of the 2031 Notes, on June 30, 2026 the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.10% per annum and pays a floating interest rate of SOFR + 2.20% per annum on $350,000 of the 2031 Notes on a quarterly basis, commencing on October 15, 2026. The Company designated the interest swap as the hedging instrument in a qualifying hedge accounting relationship.

Distribution Declared

On August 4, 2026, the Board declared a distribution of $0.45 per share, which is payable on or around October 23, 2026 to shareholders of record as of September 30, 2026.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflict and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,414,546	$3,308,689	93.1%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	77,453	72,603	2.0	83,428	75,210	2.0
Other Debt Investments	8,830	7,149	0.2	11,857	10,114	0.3
Equity	71,278	63,302	1.8	57,636	54,724	1.5
Investments in Joint Venture	104,532	102,544	2.9	—	—	0.0
Total	$3,676,639	$3,554,287	100.0%	$3,839,039	$3,771,546	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	229	227
Number of industries	36	35
Number of new investment commitments in portfolio companies	12	44
Number of portfolio companies exited or fully repaid	10	25
Percentage of performing debt bearing a floating rate, at fair value	99.6%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.4%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.1%	9.3%
Weighted average yield on debt and income producing investments, at fair value(3)	9.4%	9.5%
Weighted average yield on total portfolio, at cost(4)	8.7%	9.2%
Weighted average yield on total portfolio, at fair value(4)	9.0%	9.4%
Weighted average 12-month EBITDA	$159.2	$155.3
Median 12-month EBITDA	90.3	90.3
Weighted average net leverage through tranche(5)	5.9x	5.9x
Weighted average interest coverage(6)	1.8x	1.7x
Weighted average loan to value(7)	39.0%	39.9%
Percentage of debt investments with one or more financial covenants	53.5%	54.1%
Percentage of our debt investments that are sponsor backed	98.3%	98.9%
Percentage of loans and other debt in support of LBOs and acquisitions	65.1%	69.9%
Percentage of our debt portfolio subject to business cycle volatility	4.8%	4.7%
Average position size of our investments, at fair value (in millions)	$15.5	$16.6

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross principal balance(1)	$154,988	$171,601
Less: Syndications	(60,000)	(22,547)
Net new investments committed	$94,988	$149,054
Investments, at cost
Investments, beginning of period	$3,768,424	$3,826,731
New investments purchased	146,236	204,003
Net accretion of discount on investments	3,411	3,856
Payment-in-kind	6,454	4,118
Net realized gain (loss) on investments	(7,406)	25
Investments sold or repaid	(240,480)	(207,526)
Investments, end of period	$3,676,639	$3,831,207
Amount of investments funded, at principal
First lien debt investments	$106,465	$206,675
Equity(2)	—	—
Investment in Joint Venture(3)	10,000	—
Total	$116,465	$206,675
Amount of investments sold/fully repaid, at principal
First lien debt investments	$218,949	$157,595
Equity(2)	—	—
Total	$218,949	$157,595

(1)
Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded, excluding investments in Capstone Lending.
(3)
Represents dollar amount of equity investments funded in Capstone Lending.

Capstone Lending

Capstone Lending, a Delaware limited liability company, was formed as a joint venture (“Capstone Lending”) between us and a large institutional investor (the “JV Partner”), commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending’s principal purpose is to make investments, primarily in senior loans issued by middle-market companies. We and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. We and the JV Partner have equal control of Capstone Lending’s investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending’s investment committee or board of directors, each of which consists of an equal number of representatives of us and the JV Partner.

As of June 30, 2026, we and the JV Partner made equity contributions of $104,532 and $26,133, respectively, to Capstone Lending

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$40,189	1.10%	$73,976	2.0%
Risk rating 2	3,325,571	93.6	3,535,074	93.7
Risk rating 3	123,854	3.5	125,908	3.3
Risk rating 4	64,673	1.8	36,588	1.0
Total	$3,554,287	100.0%	$3,771,546	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,570,188	97.1%	$3,778,647	98.4%
Non-accrual(1)	106,451	2.9	60,392	1.6
Total	$3,676,639	100.0%	$3,839,039	100.0%

(1) As of June 30, 2026 and December 31, 2025, the Company had certain investments in seven and four portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$88,774	$99,508	$177,838	$200,966
Less: Net expenses	49,814	55,651	97,534	110,254
Net investment income (loss) before taxes	38,960	43,857	80,304	90,712
Less: Excise tax expense	800	200	1,634	827
Net investment income (loss) after taxes	38,160	43,657	78,670	89,885
Net change in unrealized appreciation (depreciation)	(22,801)	(7,652)	(54,650)	(24,759)
Net realized gain (loss)	(7,431)	91	(20,602)	640
Net increase (decrease) in net assets resulting from operations	$7,928	$36,096	$3,418	$65,766

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$77,695	$93,796	$159,435	$188,763
Payment-in-kind income	4,930	3,887	9,034	8,089
Dividend income	4,785	650	6,882	1,244
Other income	1,364	1,175	2,487	2,870
Total investment income	$88,774	$99,508	$177,838	$200,966

In the table above, total investment income decreased from $99,508 for the three months ended June 30, 2025 to $88,774 for the three months ended June 30, 2026. The decrease was primarily driven by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost decreased from 10.1% as of June 30, 2025 to 9.1% as of June 30, 2026. For the six months ended June 30, 2026 and June 30, 2025, 5.1% and 4.0% of our total investment income was comprised of PIK interest.

Additionally, for the three and six months ended June 30, 2026, we recorded $1,399 and $2,696, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,354 and $3,021 for the same periods in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$32,018	$34,707	$62,683	$68,886
Management fees	9,182	9,624	18,612	19,242
Income based incentive fees	6,518	9,279	12,318	19,122
Professional fees	1,716	1,698	3,190	3,306
Directors’ fees	130	130	259	259
Administrative service fees	61	85	122	145
General and other expenses	189	128	350	310
Total expenses	49,814	55,651	97,534	111,270
Management fees waiver	—	—	—	(641)
Incentive fees waiver	—	—	—	(375)
Net expenses	$49,814	$55,651	$97,534	$110,254
Excise tax expense	$800	$200	$1,634	$827

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased from $34,707 for the three months ended June 30, 2025 to $32,018 for the three months ended June 30, 2026. The decrease was primarily due to the reduction of our average interest rate which decreased from 6.02% as of June 30, 2025 to 5.40% as of June 30, 2026, mainly driven by declining base rates and a shift in our funding mix toward lower costing debt.

Management Fees

Base management fees were $9,182 and $18,612 for the three and six months ended June 30, 2026 and $9,624 and $18,601 for the three and six months ended June 30, 2025, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees were $6,518 and $12,318 for the three and six months ended June 30, 2026 and $9,279 and $18,747 for the three and six months ended June 30, 2025, respectively. The decrease was primarily a result of the incentive fee cap, which limits the amount of incentive fees payable to the adviser due to net realized losses. For the six months ended June 30, 2026, net realized losses were primarily driven by the restructuring of our first lien debt investments in Abracon Group Holdings LLC and Vardiman Black Holdings LLC.

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

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$(7,407)	$25	$(20,580)	$587
Foreign currency and other transactions	(24)	66	(22)	53
Net realized gain (loss)	(7,431)	91	(20,602)	640
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(22,793)	(7,753)	(54,631)	(24,859)
Foreign currency translations and other transactions	(8)	101	(19)	100
Net unrealized appreciation (depreciation)	(22,801)	(7,652)	(54,650)	(24,759)
Net realized and unrealized gains (losses)	$(30,232)	$(7,561)	$(75,252)	$(24,119)

For the three and six months ended June 30, 2026, net realized losses were $7,431 and $20,602 which was primarily due to the restructuring of our first lien debt investments in Abracon Group Holdings LLC and Vardiman Black Holdings LLC.

For the three and six months ended June 30, 2026, net change in unrealized depreciation on our investments of $22,793 and $54,631 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and six months ended June 30, 2025, net change in unrealized depreciation on our investments of $7,753 and $24,859 was primarily driven by changes in spreads in the primary and secondary markets.

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

As of June 30, 2026, we had approximately $71,573 of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $249,000 and $1,222,547 of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $402,105.

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

At-the-market (“ATM”) Offering

We may, from time to time, issue and sell shares of our common stock through public or at-the-market (“ATM”) offerings. On March 28, 2025, we entered into equity distribution agreements (the “Equity Distribution Agreements”), by and among us, the Adviser, and each of Truist Securities, Inc., Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, Raymond James & Associates, Inc. and Regions Securities LLC.

For further details regarding the Equity Distribution Agreements, see Note 8 “Net Assets” to our consolidated financial statements included in this Report.

For the three and six months ended June 30, 2026 and June 30, 2025, there were no shares issued through ATM offerings.

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

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 and June 30, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the six months ended June 30, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
May 05, 2026	June 30, 2026	July 24, 2026	$0.45	392,395	(1)
			$0.90	786,228
For the six months ended June 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	$438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	$0.50	$400,773	(1)
			$1.00	839,047
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

The following table summarizes the shares repurchased under our share repurchase program during the six months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
Total Repurchases	1,771,973		1,771,973

The following table summarizes the shares repurchased under our share repurchase program during the six months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
Total Repurchases	1,548,459		1,548,459

Debt

Our outstanding debt obligations were as follows (each as defined in Note 6 "Debt" in the notes to the accompanying consolidated financial statements):

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$351,000	$249,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	215,678	1,222,547	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000	—	309,000	309,000	—
2027 Notes(3)	425,000	425,000	—	425,000	425,000	—
2029 Notes(3)	350,000	350,000	—	350,000	350,000	—
2030 Notes(3)	350,000	350,000	—	350,000	350,000	—
Total	$3,484,000	$2,000,678	$1,471,547	$3,484,000	$2,093,153	$1,381,072
(1)
As of June 30, 2026 and December 31, 2025, a letter of credit of $11,775 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,060 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of June 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $2,891 and $2,869, respectively.
(3)
As of June 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $619, $2,244 and $3,534 and unamortized original issuance discount of $132, $2,236 and $2,914, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes and 2030 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626 and $3,798 and unamortized original issuance discount of $238, $2,621 and $3,286, respectively.

For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

2031 Notes

On July 9, 2026, we issued $350,000,000 in aggregate principal amount of 6.100% notes due 2031 (the “2031 Notes”), pursuant to a Base Indenture, as supplemented by the Fourth Supplemental Indenture dated July 9, 2026.

The 2031 Notes will mature on July 15, 2031 and may be redeemed in whole or in part at our option at any time prior to June 15, 2031 at par value plus a “make-whole” premium calculated in accordance with terms under “optional redemption” in the Indenture and at par value on June 15, 2031 or thereafter. The 2031 Notes bear interest at a rate of 6.100% per year payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2027. The 2031 Notes are general unsecured obligations of we that rank senior in right of payment to all of the our existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of the our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the our subsidiaries, financing vehicles or similar facilities.

In connection with the offering of the 2031 Notes, on June 30, 2026 the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.10% per annum and pays a floating interest rate of SOFR + 2.20% per annum on $350,000 of the 2031 Notes on a quarterly basis, commencing on October 15, 2026. The Company designated the interest swap as the hedging instrument in a qualifying hedge accounting relationship.

Distribution Declaration

On August 4, 2026, our Board declared a distribution of $0.45 per share, which is payable on or around October 23, 2026 to shareholders of record as of September 30, 2026.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of June 30, 2026, approximately 99.6% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$102,299	$(38,000)	$64,299
Up 200 basis points	$68,200	$(25,334)	$42,866
Up 100 basis points	$34,100	$(12,667)	$21,433
Up 25 basis points	$8,525	$(3,167)	$5,358
Down 25 basis points	$(8,525)	$3,167	$(5,358)
Down 100 basis points	$(34,100)	$12,667	$(21,433)
Down 200 basis points	$(68,163)	$25,334	$(42,830)
Down 300 basis points	$(98,022)	$38,000	$(60,021)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed below and previously disclosed under Item 1A of our Annual Report on Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

On February 26, 2026, our Board approved the February 2026 Share Repurchase Program under which we can repurchase up to $100 million in the aggregate of our Common Stock at prices below the net asset value per share over a 24-month period, in accordance with all applicable securities laws and regulations. The February 2026 Share Repurchase Program is discretionary, and whether purchases will be made under the February 2026 Share Repurchase Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict.

The following table summarizes the shares repurchased under our share repurchase program during the six months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
Total Repurchases	1,771,973		1,771,973

*Shares repurchased under the February 2026 Share Repurchase Program

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit
4.1

Fourth Supplemental Indenture, dated July 9, 2026, relating to the 6.100% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on July 9, 2026 (File No. 814-01332)).

4.2	Form of 6.100% due 2031 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on July 9, 2026 (File No. 814-01332)).
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

Dated: August 6, 2026	Morgan Stanley Direct Lending Fund
	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)