Form 10-Q
period 2026-09-30
Morgan Stanley Direct Lending Fund
filed 2026-11-05
CIK 1782524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding at November 4, 2026 was 83,301,477.

MORGAN STANLEY DIRECT LENDING FUND

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

Morgan Stanley Direct Lending Fund

Consolidated Statements of Assets and Liabilities

(In thousands, except share and per share amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $3,429,014 and $3,833,800)	$3,281,007	$3,766,757
Non-controlled/affiliated investments, at fair value (amortized cost of $3,314 and $5,239)	1,868	4,789
Controlled/affiliated investments, at fair value (amortized cost of $150,997 and $0)	148,675	—
Total investments, at fair value (cost of $3,583,325 and $3,839,039)	3,431,550	3,771,546
Cash and cash equivalents (restricted cash of $29,172 and $3,820)	92,931	81,434
Investments in unaffiliated money market fund (cost of $11,216 and $12,976)	11,216	12,976
Deferred financing costs	17,595	16,874
Interest and dividend receivable from non-controlled/non-affiliated investments	27,677	26,332
Interest receivable from non-controlled/affiliated investments	21	89
Dividend receivable from controlled/affiliated investments	3,357	—
Receivable for investments sold/repaid	3,143	455
Other assets	534	10,390
Total assets	$3,588,024	$3,920,096

Liabilities
Debt (net of unamortized debt issuance costs of $12,624 and $10,545)	$1,903,389	$2,086,672
Distributions payable	37,735	43,222
Management fees payable	8,837	9,596
Income based incentive fees payable	441	7,281
Interest and other financing expenses payable	29,161	20,945
Payable to affiliates (Note 3)	101	91
Accrued expenses and other liabilities	38,234	4,200
Total liabilities	2,017,898	2,172,007

Commitments and contingencies (Note 7)

Net assets
Preferred stock, $0.001 par value (1,000,000 shares authorized; no shares issued and outstanding)	—	—
Common stock, par value $0.001 (500,000,000 shares authorized; 83,685,377 and 86,276,305 shares issued and outstanding)	84	86
Paid-in capital in excess of par value	1,727,634	1,767,623
Distributable earnings (loss)	(157,592)	(19,620)
Total net assets	$1,570,126	$1,748,089
Total liabilities and net assets	$3,588,024	$3,920,096
Net asset value per share	$18.76	$20.26

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Operations (Unaudited)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$76,186	$93,477	$235,593	$282,171
Payment-in-kind income	4,547	3,969	13,478	11,973
Dividend income	1,177	685	3,850	1,929
Other income	805	1,467	3,279	4,337
From non-controlled/affiliated investments:
Interest income	28	36	65	106
Payment-in-kind income	36	88	138	174
Dividend income	—	—	27	—
Other income	2	—	7	—
From controlled/affiliated investments:
Interest income	26	—	26	—
Payment-in-kind income	29	—	29	—
Dividend income	3,304	—	7,485	—
Total investment income	86,140	99,722	263,977	300,690
Expenses:
Interest and other financing expenses	33,183	33,903	95,865	102,788
Management fees	8,837	9,628	27,449	28,870
Income based incentive fees	441	9,281	12,759	28,404
Professional fees	2,081	2,530	5,271	5,836
Directors’ fees	129	129	387	388
Administrative service fees	99	81	221	228
General and other expenses	359	38	710	348
Total expenses	45,129	55,590	142,662	166,862
Management fees waiver (Note 3)	—	—	—	(641)
Incentive fees waiver (Note 3)	—	—	—	(375)
Net expenses	45,129	55,590	142,662	165,846
Net investment income (loss) before taxes	41,011	44,132	121,315	134,844
Excise tax expense	750	402	2,384	1,229
Net investment income (loss) after taxes	40,261	43,730	118,931	133,615
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(38,164)	22	(58,744)	609
Foreign currency and other transactions	(22)	4	(43)	57
Net realized gain (loss)	(38,186)	26	(58,787)	666
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(28,979)	(15,909)	(80,694)	(40,808)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(69)	(222)	(998)	(182)
Net change in unrealized appreciation (depreciation) on controlled/affiliated investments	(333)	—	(2,321)	—
Translation of assets and liabilities in foreign currencies	2	(24)	(17)	76
Net unrealized appreciation (depreciation)	(29,379)	(16,155)	(84,030)	(40,914)
Net realized and unrealized gain (loss)	(67,565)	(16,129)	(142,817)	(40,248)
Net increase (decrease) in net assets resulting from operations	$(27,304)	$27,601	$(23,886)	$93,367
Earnings per share (basic and diluted)	$(0.32)	$0.32	$(0.28)	$1.07
Weighted average shares outstanding (basic and diluted)	84,031,223	86,844,648	84,847,339	87,476,954

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

(In thousands, except share and per share amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net assets at the beginning of period	$1,647,868	$1,790,299	$1,748,089	$1,842,156
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	40,261	43,730	118,931	133,615
Net realized gain (loss)	(38,186)	26	(58,787)	666
Net change in unrealized appreciation (depreciation)	(29,379)	(16,155)	(84,030)	(40,914)
Net increase (decrease) in net assets resulting from operations	(27,304)	27,601	(23,886)	93,367

Distributions to stockholders from:
Distributable earnings	(37,658)	(43,406)	(114,086)	(130,897)
Total distributions to stockholders	(37,658)	(43,406)	(114,086)	(130,897)

Capital transactions:
Issuance of common stock, net of underwriting and offering costs(1)	—	(40)	—	(163)
Repurchase of common stock	(12,780)	(2,843)	(39,991)	(32,852)
Net increase (decrease) in net assets resulting from capital transactions	(12,780)	(2,883)	(39,991)	(33,015)
Total increase (decrease) in net assets	(77,742)	(18,688)	(177,963)	(70,545)
Net assets at end of period	$1,570,126	$1,771,611	$1,570,126	$1,771,611
Distributions per share	$0.45	$0.50	$1.35	$1.50

(1) Includes costs incurred in connection with the Company's at-the-market (“ATM”) program. See Note 8 "Net Assets."

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(23,886)	$93,367
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	84,014	40,990
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	17	(76)
Net unrealized (appreciation) depreciation on interest rate swap attributed to unsecured notes	27	(30)
Net realized (gain) loss on investments	58,744	(609)
Net realized (gain) loss on foreign currency and other transactions	43	(57)
(Increase) decrease in investments in unaffiliated money market fund	1,760	(1,075)
Net accretion of discount and amortization of premium on investments	(9,196)	(12,268)
Payment-in-kind interest and dividend capitalized	(17,117)	(13,377)
Amortization of deferred financing costs	3,748	3,078
Amortization of debt issuance costs and original issuance discount on unsecured notes	4,150	3,806
Purchases of investments and change in payable for investments purchased	(435,442)	(607,794)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	656,010	594,898
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,344)	706
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	68	(46)
(Increase) decrease in interest and dividend receivable from controlled/affiliated investments	(3,357)	—
(Increase) decrease in other assets	9,856	(6,179)
(Decrease) increase in payable to affiliates	10	147
(Decrease) increase in management fees payable	(759)	2,586
(Decrease) increase in income based incentive fees payable	(6,840)	325
(Decrease) increase in interest payable	8,216	952
(Decrease) increase in accrued expenses and other liabilities	(9,831)	(2,200)
Net cash provided by (used in) operating activities	318,891	97,144
Cash flows from financing activities:
Borrowings on debt	683,181	1,391,345
Repayments on debt	(821,746)	(1,301,000)
Deferred financing costs paid	(4,469)	(4,471)
Debt issuance costs paid	(4,760)	(7,433)
Distributions paid in cash	(119,573)	(140,627)
Proceeds from issuance of common stock, net of underwriting & offering costs	—	(163)
Repurchases of common stock	(39,991)	(32,852)
Net cash provided by (used in) financing activities	(307,358)	(95,201)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,533	1,943
Effect of foreign exchange rate changes on cash	(36)	133
Cash, cash equivalents and restricted cash, beginning of period	81,434	63,396
Cash, cash equivalents and restricted cash, end of period	$92,931	$65,472

Morgan Stanley Direct Lending Fund

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$2,792	$2,567
Interest expense paid	$80,441	$94,478
Distributions payable	$37,735	$43,499
Non-cash purchases of investments	$(44,676)	$(5,756)
Non-cash sales of investments	$44,676	$5,756

The accompanying notes are an integral part of these unaudited consolidated financial statements

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	3,440	$3,409	$3,440	0.22%
AA&D Midco, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	63	50	63	0.00
Jonathan Acquisition Company	(6) (7)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	2,653	2,621	2,633	0.17
Jonathan Acquisition Company	(6) (18)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(4)	(2)	0.00
ManTech International CP	(6) (8) (11)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	4,101	4,099	4,081	0.26
ManTech International CP	(6) (8)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	59	58	58	0.00
ManTech International CP	(6) (18)	First Lien Debt	S +	4.50%	8.32%	09/14/2028	—	—	(3)	0.00
Two Six Labs, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	17,102	17,003	17,034	1.08
Two Six Labs, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(24)	(14)	0.00
Zenith Acquisitionco, LLC	(6) (9) (10)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	1,376	1,369	1,362	0.09
Zenith Acquisitionco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	32	30	25	0.00
Zenith Acquisitionco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.26%	01/13/2033	—	(1)	(3)	0.00
								28,610	28,674	1.83
Air Freight & Logistics
R1 Holdings, LLC	(6)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	1,609	1,588	1,480	0.09
R1 Holdings, LLC	(6)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	148	146	136	0.01
R1 Holdings, LLC	(6) (18)	First Lien Debt	S +	6.75%	10.57%	12/29/2028	240	236	216	0.01
								1,970	1,832	0.12
Automobile Components
Continental Acquisition Holdings, Inc.	(6) (12)	First Lien Debt	S +	7.00% PIK		07/20/2028	6,473	6,415	2,440	0.16
OEConnection, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	1,493	1,486	1,463	0.09
OEConnection, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(2)	(17)	0.00
OEConnection, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(1)	(5)	0.00
PAI Holdco, Inc.	(6) (7)	Second Lien Debt	S +	7.50% (incl. 2.00% PIK)	11.41%	10/30/2028	28,134	27,927	27,677	1.76
Randy's Holdings, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	7,170	7,063	7,098	0.45
Randy's Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	2,194	2,144	2,145	0.14
Randy's Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.90%	11/01/2029	292	280	283	0.02
Sonny's Enterprises, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	44,725	44,481	43,667	2.78
Sonny's Enterprises, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	111	110	108	0.01
Spectrum Automotive Holdings Corp.	(6) (8) (10) (11)	First Lien Debt	S +	5.25%	9.15%	06/29/2028	18,737	18,651	18,737	1.19
Spectrum Automotive Holdings Corp.	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	06/29/2028	12,960	12,876	12,960	0.83
Spectrum Automotive Holdings Corp.	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	06/29/2027	—	(1)	—	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
								121,429	116,556	7.42
Automobiles
COP Collisionright Parent, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	8,924	8,827	8,835	0.56
COP Collisionright Parent, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	7,164	7,059	7,009	0.45
COP Collisionright Parent, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	(14)	(14)	0.00
Drivecentric Holdings, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	26,595	26,395	26,595	1.69
Drivecentric Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(1)	—	0.00
Drivecentric Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(25)	—	0.00
LeadVenture, Inc.	(6) (8) (10)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	8,742	8,630	8,378	0.53
LeadVenture, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	811	795	741	0.05
LeadVenture, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	06/23/2032	196	185	161	0.01
Vehlo Purchaser, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	4,045	4,026	3,984	0.25
Vehlo Purchaser, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	15,395	15,302	15,166	0.97
Vehlo Purchaser, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(2)	(8)	0.00
								71,177	70,847	4.51
Banks
Computer Services, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	2,240	2,230	2,206	0.14
Computer Services, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(2)	(15)	0.00
								2,228	2,191	0.14
Beverages
Vamos Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	5,332	5,289	5,239	0.33
Vamos Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	673	661	634	0.04
Vamos Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	405	400	393	0.03
								6,350	6,266	0.40
Chemicals
Tank Holding Corp.	(6) (8) (10) (11)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	15,275	15,174	14,786	0.94
Tank Holding Corp.	(6) (8)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	479	473	466	0.03
Tank Holding Corp.	(6) (8) (18)	First Lien Debt	P +	4.75%	11.75%	03/31/2028	80	76	54	0.00
V Global Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	4,775	4,744	4,409	0.28
V Global Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.75%	9.63%	01/02/2029	360	357	309	0.02
								20,824	20,024	1.28
Commercial Services & Supplies
Astra Service Partners, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	4,500	4,469	4,441	0.28
Astra Service Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	1,480	1,470	1,461	0.09
Atlas US Finco, Inc.	(6) (7) (14)	First Lien Debt	S +	4.50%	8.23%	12/09/2029	13,014	12,885	12,871	0.82
Atlas US Finco, Inc.	(6) (7) (14) (18)	First Lien Debt	S +	4.50%	8.23%	12/09/2028	—	(3)	(7)	0.00
AWP Group Holdings, Inc.	(6) (7) (10)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	8,858	8,734	8,724	0.56
AWP Group Holdings, Inc.	(6) (18)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	357	340	339	0.02
BPG Holdings IV Corp.	(6) (12)	First Lien Debt	S +	7.85% PIK		07/29/2029	12,178	11,737	4,860	0.31

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Consor Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	7,670	7,623	7,670	0.49
Consor Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	—	(15)	—	0.00
Consor Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	305	297	305	0.02
CRCI Longhorn Holdings, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	9,709	9,636	9,709	0.62
CRCI Longhorn Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	2,016	1,998	2,016	0.13
CRCI Longhorn Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(12)	—	0.00
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	459	457	451	0.03
Energy Labs Holdings Corp.	(6) (7)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	468	463	456	0.03
Energy Labs Holdings Corp.	(6) (7) (18)	First Lien Debt	S +	5.00%	9.00%	04/07/2028	148	147	145	0.01
Firebird Acquisition Corp, Inc.	(6) (8)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	5,836	5,813	5,836	0.37
Firebird Acquisition Corp, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	2,256	2,244	2,256	0.14
Firebird Acquisition Corp, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(4)	—	0.00
FLS Holding, Inc.	(6) (7) (14)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	19,218	19,074	15,476	0.99
FLS Holding, Inc.	(6) (7) (14)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	4,506	4,471	3,629	0.23
FLS Holding, Inc.	(6) (7) (14) (18)	First Lien Debt	S +	5.75% (incl. 1.70% PIK)	9.97%	12/15/2028	1,840	1,828	1,477	0.09
Hercules Borrower, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	12/15/2028	4,922	4,900	4,885	0.31
Hercules Borrower, LLC	(6) (8)	First Lien Debt	C +	4.75%	7.17%	12/15/2028	CAD 2,970	2,078	2,076	0.13
HSI Halo Acquisition, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	13,349	13,250	13,349	0.85
HSI Halo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	1,603	1,591	1,603	0.10
HSI Halo Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.82%	06/28/2030	—	(13)	—	0.00
Iris Buyer, LLC	(6) (14) (11)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	8,390	8,253	8,308	0.53
Iris Buyer, LLC	(6) (14) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2031	643	629	634	0.04
Iris Buyer, LLC	(6) (14) (18)	First Lien Debt	S +	5.25%	8.92%	10/02/2030	—	(16)	(11)	0.00
Procure Acquireco, Inc. (Procure Analytics)	(6) (8)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	3,780	3,751	3,780	0.24
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	306	302	306	0.02
Procure Acquireco, Inc. (Procure Analytics)	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	12/20/2028	—	(1)	—	0.00
Railpros Parent, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	11,177	11,082	11,149	0.71
Railpros Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	1,037	1,018	1,028	0.07
Railpros Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	—	(14)	(4)	0.00
Routeware, Inc.	(6) (7)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	3,182	3,157	3,151	0.20
Routeware, Inc.	(6)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	422	418	417	0.03

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Routeware, Inc.	(6) (18)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(4)	(10)	0.00
Routeware, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(2)	(3)	0.00
Sherlock Buyer Corp.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.82%	12/06/2030	10,643	10,548	9,484	0.60
Sherlock Buyer Corp.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.82%	12/07/2029	—	(7)	(140)	-0.01
Surewerx Purchaser III, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	6,116	6,018	6,116	0.39
Surewerx Purchaser III, Inc.	(6) (8) (14)	First Lien Debt	C +	5.25%	7.54%	12/28/2029	CAD 251	183	177	0.01
Surewerx Purchaser III, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.25%	9.41%	12/28/2029	—	(7)	—	0.00
Surewerx Purchaser III, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.25%	9.41%	12/28/2028	—	(11)	—	0.00
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2034	1,674	836	178	0.01
Sweep Midco, LLC	(6) (16)	Second Lien Debt				03/12/2036	4,872	—	1	0.00
Sweep Purchaser, LLC	(6) (7)	First Lien Debt	S +	5.75% PIK	9.71%	06/30/2028	7,148	7,148	7,116	0.45
Sweep Purchaser, LLC	(6) (7)	First Lien Debt	S +	5.75%	9.71%	06/30/2028	3,108	3,108	3,094	0.20
Sweep Purchaser, LLC	(6) (7) (18)	First Lien Debt	S +	5.75%	9.71%	06/30/2028	563	563	556	0.04
Tamarack Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	9,901	9,842	9,878	0.63
Tamarack Intermediate, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	2,242	2,216	2,232	0.14
Tamarack Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	—	(8)	(5)	0.00
Transit Technologies, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	10,353	10,272	9,925	0.63
Transit Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	989	973	854	0.05
Transit Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(11)	(63)	0.00
US Infra Svcs Buyer, LLC	(6) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)		06/13/2028	14,286	14,262	2,206	0.14
US Infra Svcs Buyer, LLC	(6) (10) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)		06/13/2028	2,016	1,992	311	0.02
US Infra Svcs Buyer, LLC	(6) (12)	First Lien Debt	S +	6.75% (incl. 5.75% PIK)		06/13/2028	2,250	2,225	347	0.02
Vensure Employer Services, Inc.	(6) (9) (11)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	10,248	10,170	10,191	0.65
Vensure Employer Services, Inc.	(6) (9) (18)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	—	(3)	(3)	0.00
VRC Companies, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	66,123	65,968	65,965	4.20
VRC Companies, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	455	453	453	0.03
VRC Companies, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	—	(3)	(4)	0.00
								290,758	261,642	16.66
Construction & Engineering
Arcoro Holdings Corp.	(6) (7) (11)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	12,750	12,584	12,140	0.77
Arcoro Holdings Corp.	(6) (7) (18)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	—	(23)	(94)	-0.01
KPSKY Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.42%	10/19/2028	32,911	32,675	30,561	1.95
KPSKY Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.42%	10/19/2028	7,538	7,479	6,999	0.45
LJ Avalon Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	2,793	2,746	2,765	0.18
LJ Avalon Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	3,234	3,211	3,201	0.20

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
LJ Avalon Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(3)	(7)	0.00
Superman Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	19,697	19,622	19,549	1.25
Superman Holdings, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	6,455	6,412	6,407	0.41
Superman Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(10)	(22)	0.00
								84,693	81,499	5.19
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(6)	First Lien Debt	S +	5.50%	9.32%	02/03/2031	2,280	2,266	2,133	0.14
PDI TA Holdings, Inc.	(6) (8)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.82%	02/03/2031	27,480	27,291	25,711	1.64
								29,557	27,844	1.77
Containers & Packaging
BP Purchaser, LLC	(6) (8)	First Lien Debt	S +	7.50% (incl. 1.00% PIK)	11.71%	12/11/2028	17,697	17,568	14,059	0.90
FORTIS Solutions Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	26,265	26,077	26,226	1.67
FORTIS Solutions Group, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	271	270	271	0.02
FORTIS Solutions Group, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.67%	10/13/2028	1,900	1,885	1,896	0.12
								45,800	42,452	2.70
Distributors
ABB Concise Optical Group, LLC	(6) (8)	First Lien Debt	S +	7.50%	11.72%	02/23/2028	17,008	16,883	16,710	1.06
Alpine Acquisition Corp. II	(6) (7)	First Lien Debt	S +	5.00%	8.69%	01/14/2031	1,612	1,612	1,612	0.10
Alpine Acquisition Corp. II	(6) (7)	First Lien Debt	S +	5.25%	8.94%	01/14/2031	2,151	2,151	2,151	0.14
Alpine Acquisition Corp. II	(6) (7) (18)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(2)	—	0.00
Alpine Acquisition Corp. II	(6) (7) (18)	First Lien Debt	S +	4.75%	8.44%	01/14/2031	—	(28)	—	0.00
PT Intermediate Holdings III, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.82%	04/09/2030	37,966	37,745	37,966	2.42
								58,361	58,439	3.72
Diversified Consumer Services
Any Hour, LLC	(6) (9) (10)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	23,888	23,655	15,986	1.02
Any Hour, LLC	(6) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	677	670	453	0.03
Any Hour, LLC	(6) (12)	Unsecured Debt		13.00% PIK		05/23/2031	7,735	7,643	—	0.00
Any Hour, LLC	(6) (9) (18)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	3,230	3,199	2,060	0.13
Apex Service Partners, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	30,015	29,664	30,015	1.91
Apex Service Partners, LLC	(6) (7)	First Lien Debt	S +	5.00%	9.07%	10/24/2030	7,147	7,056	7,147	0.46
Apex Service Partners, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	9.07%	10/24/2029	—	(22)	—	0.00
DA Blocker Corp.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	7,054	6,996	6,930	0.44
DA Blocker Corp.	(6) (8) (14) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(8)	(39)	0.00
DA Blocker Corp.	(6) (8) (14) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(6)	(13)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Eclipse Buyer, Inc.	(6) (9) (11)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	4,244	4,212	4,178	0.27
Eclipse Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(3)	(6)	0.00
Essential Services Holding Corporation	(6)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	17,401	17,275	16,260	1.04
Essential Services Holding Corporation	(6) (18)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	1,312	1,294	1,117	0.07
EVDR Purchaser, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	18,424	18,168	17,895	1.14
EVDR Purchaser, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	2,046	2,006	1,953	0.12
Express Wash Acquisition Company, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	1,871	1,838	1,778	0.11
Express Wash Acquisition Company, LLC	(6) (7) (18)	First Lien Debt	S +	6.25%	10.01%	04/10/2031	—	(2)	(6)	(0.00)
FPG Intermediate Holdco, LLC	(6) (12)	First Lien Debt	S +	5.00% PIK		07/02/2029	143	141	18	0.00
FPG Intermediate Holdco, LLC	(6)	First Lien Debt	S +	5.00% PIK		07/02/2029	53	53	53	0.00
GarageCo Intermediate II, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	2,061	2,043	2,035	0.13
GarageCo Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(13)	(38)	0.00
GarageCo Intermediate II, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	121	114	110	0.01
Heartland Home Services, Inc.	(6) (8)	First Lien Debt	S +	5.75%	9.75%	12/15/2026	1,891	1,890	1,836	0.12
Kodiak Buyer, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	1,534	1,521	1,527	0.10
Kodiak Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	129	126	126	0.01
Kodiak Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(4)	(2)	0.00
LHS Borrower, LLC (Leaf Home)	(6) (8) (10)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	4,056	4,004	3,883	0.25
LHS Borrower, LLC (Leaf Home)	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	139	132	116	0.01
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	9,281	9,230	9,132	0.58
Lightspeed Solution, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.66%	03/01/2028	551	548	542	0.03
Pacvue Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	19,907	19,816	19,907	1.27
Pacvue Intermediate, LLC	(6) (7)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	4,148	4,131	4,148	0.26
Pacvue Intermediate, LLC	(6) (7) (18)	First Lien Debt	S +	5.25%	9.32%	10/19/2028	—	(8)	—	0.00
Project Accelerate Parent, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	8,553	8,493	8,553	0.54
Project Accelerate Parent, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	02/24/2031	—	(8)	—	0.00
Vertex Service Partners, LLC	(6) (8) (10)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	1,803	1,774	1,656	0.11
Vertex Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	3,626	3,567	3,264	0.21
Vertex Service Partners, LLC	(6) (8) (18)	First Lien Debt	S +	6.00% (incl. 2.48% PIK)	10.07%	11/08/2030	418	412	381	0.02
								181,597	162,955	10.38
Diversified Telecommunication Services
Spectrotel MidCo II, LLC	(6)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	1,273	1,257	1,257	0.08
Spectrotel MidCo II, LLC	(6) (18)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(1)	(1)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Spectrotel MidCo II, LLC	(6) (18)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(3)	(3)	0.00
								1,253	1,253	0.08
Electrical Equipment
Accel International Holdings, Inc.	(6) (9) (10)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	10,892	10,846	10,892	0.69
Accel International Holdings, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(7)	—	0.00
Spark Buyer, LLC	(6) (8)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	2,149	2,124	1,945	0.12
Spark Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	258	253	216	0.01
								13,216	13,053	0.83
Electronic Equipment, Instruments & Components
Abracon Borrower, LLC	(6) (17)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	2,349	2,349	2,349	0.15
Abracon Borrower, LLC	(6) (17) (18)	First Lien Debt	S +	5.50%	9.72%	06/10/2030	10	1	10	0.00
Infinite Bidco, LLC	(6) (7) (11)	First Lien Debt	S +	6.25%	9.98%	03/02/2028	12,017	11,898	12,017	0.77
Infinite Bidco, LLC	(9)	Second Lien Debt	S +	7.00%	11.08%	03/02/2029	20,132	20,113	19,910	1.27
Magneto Components Buyco, LLC	(6) (8) (10)	First Lien Debt	S +	5.75%	9.65%	12/05/2030	15,314	15,131	15,314	0.98
Magneto Components Buyco, LLC	(6) (8) (18)	First Lien Debt	S +	5.75%	9.65%	12/05/2029	—	(25)	—	0.00
NDT Global Holding, Inc.	(6) (9) (14)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	2,729	2,706	2,709	0.17
NDT Global Holding, Inc.	(6) (9) (14) (18)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	535	527	526	0.03
NDT Global Holding, Inc.	(6) (9) (14) (18)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(5)	(5)	0.00
Pamlico Avant Holdings, LP	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	1,534	1,520	1,522	0.10
Pamlico Avant Holdings, LP	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(2)	(2)	0.00
								54,213	54,350	3.46
Financial Services
365 Retail Market, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	12,924	12,800	12,795	0.81
365 Retail Market, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(4)	(9)	0.00
365 Retail Market, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(15)	(16)	0.00
Applitools, Inc.	(6) (8) (14)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2029	4,132	4,112	2,872	0.18
Applitools, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	6.25% PIK	9.98%	05/25/2028	133	131	—	0.00
BCTO Bluebill Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	15,778	15,641	15,541	0.99
BCTO Bluebill Buyer, Inc.	(6) (8)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	1,972	1,956	1,943	0.12
Cerity Partners, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	12,059	11,915	12,059	0.77
Cerity Partners, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	540	536	540	0.03
Cerity Partners, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	126	125	126	0.01
Cliffwater, LLC	(6) (8) (10)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	8,547	8,475	8,526	0.54
Cliffwater, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	—	(7)	(2)	0.00
GC Waves Holdings, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	7,158	7,100	7,158	0.46
GC Waves Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	4,483	4,405	4,483	0.29
GC Waves Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	—	(3)	—	0.00
GTCR ABC Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	615	610	609	0.04

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
GTCR ABC Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(1)	(3)	0.00
GTCR ABC Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(1)	(1)	0.00
MAI Capital Management Intermediate, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,794	1,780	1,776	0.11
MAI Capital Management Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,663	1,640	1,629	0.10
MAI Capital Management Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(5)	(7)	0.00
PMA Parent Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	4,374	4,329	4,320	0.28
PMA Parent Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(3)	(4)	0.00
SitusAMC Holdings Corporation	(6) (8) (11)	First Lien Debt	S +	5.50%	9.58%	05/14/2031	10,552	10,511	10,552	0.67
Smarsh, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	5,625	5,584	5,318	0.34
Smarsh, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	119	114	61	0.00
Smarsh, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	02/16/2029	396	392	352	0.02
Trintech, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	13,703	13,577	13,429	0.86
Trintech, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(10)	(46)	0.00
Trintech, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(16)	(34)	0.00
								105,668	103,967	6.62
Food Products
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	506	501	501	0.03
Envero Midco 2, LLC	(6)	First Lien Debt	E +	4.75%	7.32%	09/01/2033	€145	166	163	0.01
Envero Midco 2, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(1)	(1)	0.00
Envero Midco 2, LLC	(6) (18)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(1)	(1)	0.00
Teasdale Foods, Inc. (Teasdale Latin Foods)	(6) (12)	First Lien Debt	S +	6.25% PIK		03/30/2029	10,844	10,826	3,619	0.23
								11,491	4,281	0.27
Ground Transportation
eShipping, LLC	(6) (8)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,834	2,821	2,806	0.18
eShipping, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(6) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(2)	(5)	0.00
SV Newco 2, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	19,492	19,278	19,376	1.23
SV Newco 2, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	12,264	12,123	12,191	0.78
SV Newco 2, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	5,476	5,401	5,431	0.35
								39,618	39,788	2.53
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	1,393	1,379	1,379	0.09
CSHC Buyerco, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	121	119	118	0.01
CSHC Buyerco, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(3)	(3)	0.00
PerkinElmer U.S., LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	5,194	5,132	5,169	0.33

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PerkinElmer U.S., LLC	(6) (7) (18)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	290	287	282	0.02
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	1,825	1,803	1,825	0.12
Tidi Legacy Products, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	489	482	489	0.03
Tidi Legacy Products, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	49	46	49	0.00
YI, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	5,498	5,432	5,490	0.35
YI, LLC	(6) (7) (18)	First Lien Debt	S +	5.75%	9.65%	12/03/2029	—	(9)	(2)	0.00
								14,668	14,796	0.94
Health Care Providers & Services
Advarra Holdings, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.40%	09/15/2031	516	509	509	0.03
Blue River PetCare, LLC	(6) (10)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	269	270	267	0.02
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(5)	0.00
Blue River PetCare, LLC	(6) (18)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(1)	0.00
DCA Buyer, LLC	(6) (8)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.07%	06/02/2031	11,761	11,761	11,761	0.75
DCA Buyer, LLC	(6)	First Lien Debt	S +	5.00%	8.69%	06/02/2031	1,727	1,711	1,727	0.11
Gateway US Holdings, Inc.	(6) (8) (14)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	737	734	733	0.05
Gateway US Holdings, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	207	206	205	0.01
Gateway US Holdings, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	4.75%	8.65%	09/22/2028	—	—	—	0.00
Heartland Veterinary Partners, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	1,795	1,792	1,795	0.11
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	4,713	4,685	4,713	0.30
Heartland Veterinary Partners, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	5,338	5,314	5,338	0.34
Heartland Veterinary Partners, LLC	(6) (7)	Second Lien Debt		14.50% (incl. 7.00% PIK)	14.50%	09/11/2028	1,833	1,821	1,833	0.12
Heartland Veterinary Partners, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.70%	06/12/2028	—	(1)	—	0.00
Imagine 360, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	11,943	11,879	11,939	0.76
Imagine 360, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	(5)	—	0.00
Invictus Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	3,969	3,940	3,969	0.25
Invictus Buyer, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	1,679	1,666	1,679	0.11
Invictus Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	—	(4)	—	0.00
Merative, LP	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	17,982	17,902	17,982	1.15
Merative, LP	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(4)	—	0.00
Merative, LP	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(8)	—	0.00
mPulse Mobile, Inc.	(6) (8) (10)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	18,037	17,879	17,090	1.09
mPulse Mobile, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(7)	(91)	-0.01
mPulse Mobile, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(22)	(136)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	35,463	35,170	35,197	2.24
Pareto Health Intermediate Holdings, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	9.07%	06/01/2029	—	(8)	(7)	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
PPV Intermediate Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	4,259	4,168	4,174	0.27
PPV Intermediate Holdings, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	14,783	14,697	14,562	0.93
Promptcare Infusion Buyer, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	10.00%	09/01/2027	8,728	8,695	8,728	0.56
Promptcare Infusion Buyer, Inc.	(6) (7)	First Lien Debt	S +	6.00%	10.00%	09/01/2027	2,718	2,706	2,718	0.17
Stepping Stones Healthcare Services, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	5,496	5,456	5,466	0.35
Stepping Stones Healthcare Services, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	100	98	97	0.01
Suveto Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	09/09/2027	11,683	11,659	11,683	0.74
Suveto Buyer, LLC	(6) (18)	First Lien Debt	S +	4.50%	8.40%	09/09/2027	—	(3)	—	0.00
TA Polaris Buyer, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	10,378	10,332	10,051	0.64
TA Polaris Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	1,341	1,328	1,204	0.08
TA Polaris Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(6)	(41)	0.00
Tivity Health, Inc.	(6) (8) (11)	First Lien Debt	S +	5.00%	8.90%	06/28/2029	8,460	8,434	8,460	0.54
Vardiman Black Holdings, LLC	(6) (12)	First Lien Debt	S +	7.00% PIK		03/18/2027	6,340	6,340	1,934	0.12
Vardiman Black Holdings, LLC	(6) (12) (13)	First Lien Debt	S +	7.00% PIK		03/18/2027	705	697	705	0.04
								191,779	186,238	11.86
Health Care Technology
Hyland Software, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	09/19/2030	35,725	35,380	35,725	2.28
Hyland Software, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	09/19/2029	—	(13)	—	0.00
								35,367	35,725	2.28
Industrial Conglomerates
Aptean, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	27,292	27,161	26,882	1.71
Aptean, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	(5)	(18)	0.00
Aptean, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	678	670	654	0.04
Raptor Merger Sub Debt, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	26,479	26,092	26,373	1.68
Raptor Merger Sub Debt, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	47	44	44	0.00
Raptor Merger Sub Debt, LLC	(6) (8) (18)	First Lien Debt	P +	3.75%	10.75%	04/01/2030	244	211	234	0.01
Velotic Borrower, LP	(6) (8)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	1,855	1,838	1,842	0.12
Velotic Borrower, LP	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	—	(3)	(2)	0.00
								56,008	56,009	3.57
Insurance Services
Amerilife Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	9,698	9,647	9,674	0.62
Amerilife Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	2,476	2,464	2,465	0.16
Amerilife Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.80%	08/31/2028	404	399	400	0.03
Foundation Risk Partners Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	41,343	41,000	41,343	2.63
Foundation Risk Partners Corp.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	9,061	8,987	9,061	0.58
Foundation Risk Partners Corp.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	10/29/2029	2,516	2,477	2,516	0.16
Galway Borrower, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	20,754	20,611	20,643	1.31
Galway Borrower, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	1,782	1,766	1,768	0.11

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Galway Borrower, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	295	284	285	0.02
Higginbotham Insurance Agency, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	24,669	24,537	24,669	1.57
Higginbotham Insurance Agency, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	2,495	2,471	2,495	0.16
High Street Buyer, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	5,321	5,292	5,278	0.34
High Street Buyer, Inc.	(6) (8) (10)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	25,521	25,339	25,312	1.61
High Street Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	—	(9)	(17)	0.00
Inszone Mid, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	4,337	4,286	4,305	0.27
Inszone Mid, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	18,383	18,213	18,235	1.16
Inszone Mid, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(15)	(13)	0.00
Integrity Marketing Acquisition, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	35,526	35,526	35,526	2.26
Integrity Marketing Acquisition, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	—	—	—	0.00
Iris Specialty Acquisition, LLC	(6) (9)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	7,366	7,333	7,341	0.47
Iris Specialty Acquisition, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	112	109	108	0.01
Iris Specialty Acquisition, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	248	243	245	0.02
Long Term Care Group, Inc.	(6) (8)	First Lien Debt	S +	6.00%	10.00%	09/08/2027	5,389	5,369	4,985	0.32
Majesco, Inc.	(6) (9) (10) (11)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	7,217	7,201	7,163	0.46
Majesco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	—	(2)	(5)	0.00
One, Inc. Software Corporation	(6) (8) (10)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	5,105	5,059	5,029	0.32
One, Inc. Software Corporation	(6) (8) (18)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(15)	0.00
One, Inc. Software Corporation	(6) (8) (18)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(6)	0.00
Patriot Growth Insurance Services, LLC	(6) (8) (10) (11)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	48,329	47,979	47,236	3.01
Patriot Growth Insurance Services, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	—	(21)	(81)	(0.01)
World Insurance Associates, LLC	(6) (7) (10) (11)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	50,895	50,210	49,726	3.17
World Insurance Associates, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	—	(4)	(29)	0.00
								326,743	325,642	20.74
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (8) (10) (11)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	11,432	11,332	11,261	0.72
FMG Suite Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(13)	(47)	0.00
FMG Suite Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(16)	(28)	0.00
Spectrio, LLC	(6) (10) (12)	First Lien Debt	S +	6.00%		12/09/2026	32,132	32,055	15,163	0.97
Spectrio, LLC	(6) (12)	First Lien Debt	S +	6.00%		12/09/2026	12,961	12,951	6,116	0.39
Spectrio, LLC	(6) (12)	First Lien Debt	S +	6.00%		12/09/2026	4,132	4,123	1,950	0.12
Triple Lift, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50%	9.65%	05/05/2028	26,530	26,379	25,747	1.64
Triple Lift, Inc.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.65%	05/05/2028	—	(18)	(118)	(0.01)
								86,793	60,044	3.82

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
IT Services
Apollo Acquisition, Inc.	(6) (11)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	20,899	20,731	20,714	1.32
Apollo Acquisition, Inc.	(6) (8)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	590	585	585	0.04
Apollo Acquisition, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	1,163	1,149	1,145	0.07
Apollo Acquisition, Inc.	(6) (18)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(18)	(22)	0.00
Bridgepointe Technologies, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	19,057	18,876	18,912	1.20
Bridgepointe Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	1,340	1,299	1,283	0.08
Bridgepointe Technologies, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(23)	(19)	0.00
Catalis Intermediate, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	38,249	38,043	38,111	2.43
Catalis Intermediate, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	8,606	8,561	8,575	0.55
Catalis Intermediate, Inc.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.72%	02/04/2028	—	(15)	(15)	0.00
Cyber US Bidco, LLC	(6) (8) (10)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	4,024	3,987	3,962	0.25
Cyber US Bidco, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(3)	(12)	0.00
Cyber US Bidco, LLC	(6) (8) (14) (18)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(3)	(5)	0.00
GI DI Cornfield Acquisition, LLC	(6) (11)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	30,241	30,005	30,176	1.92
GI DI Cornfield Acquisition, LLC	(6) (10)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	15,353	15,300	15,320	0.98
Help/Systems Holdings, Inc.	(6) (8)	Second Lien Debt	S +	9.00% PIK	12.86%	05/21/2029	19,073	19,073	14,972	0.95
Idera, Inc.	(8)	Second Lien Debt	S +	6.75%	10.71%	03/02/2029	2,607	2,599	1,825	0.12
PPT Purchaser, LLC	(6) (11)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	6,358	6,315	6,309	0.40
PPT Purchaser, LLC	(6) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(4)	(8)	0.00
PPT Purchaser, LLC	(6) (18)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	78	74	72	0.00
Redwood Services Group, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	17,232	17,122	17,103	1.09
Redwood Services Group, LLC	(6) (8)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	17,472	17,332	17,340	1.10
Ridge Trail US Bidco, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	23,557	23,284	23,557	1.50
Ridge Trail US Bidco, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	1,146	1,094	1,146	0.07
Ridge Trail US Bidco, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(29)	—	0.00
Syntax Systems, Ltd.	(6) (8) (11) (14)	First Lien Debt	S +	4.75%	8.75%	10/27/2028	31,644	31,534	31,612	2.01
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	19,549	19,394	18,425	1.17
Thrive Buyer, Inc. (Thrive Networks)	(6) (8)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	4,488	4,452	4,230	0.27
Thrive Buyer, Inc. (Thrive Networks)	(6) (8) (18)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	1,234	1,215	1,090	0.07
UpStack, Inc.	(6) (11)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	10,856	10,771	10,699	0.68
UpStack, Inc.	(6) (18)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	1,841	1,815	1,780	0.11
UpStack, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	—	(10)	(23)	0.00
								294,505	288,839	18.40
Life Sciences Tools & Services
Model N, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	7,849	7,791	7,697	0.49

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Model N, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	1,087	1,078	1,066	0.07
Model N, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	(8)	(22)	0.00
								8,861	8,741	0.56
Machinery
Answer Acquisition, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	13,027	12,970	11,968	0.76
Answer Acquisition, LLC	(6) (7) (18)	First Lien Debt	S +	6.00%	10.22%	06/30/2028	666	662	565	0.04
Chase Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	10,911	10,807	10,772	0.69
Chase Intermediate, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.57%	10/30/2028	200	196	194	0.01
MHE Intermediate Holdings, LLC	(6) (7) (10) (11)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	11,731	11,691	11,652	0.74
MHE Intermediate Holdings, LLC	(6) (7)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	3,570	3,558	3,544	0.23
MHE Intermediate Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	6.00%	10.05%	07/21/2027	1,500	1,493	1,481	0.09
								41,377	40,176	2.56
Media
Chrysler 3, Inc.	(6)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	982	970	970	0.06
Chrysler 3, Inc.	(6) (18)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(2)	(2)	0.00
Chrysler 3, Inc.	(6) (18)	First Lien Debt	S +	5.50%	9.57%	09/28/2033	—	(2)	(2)	0.00
								966	966	0.06
Multi-Utilities
Vessco Midco Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	9,404	9,337	9,314	0.59
Vessco Midco Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	2,944	2,918	2,907	0.19
Vessco Midco Holdings, LLC	(6) (18)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	—	(6)	(9)	0.00
								12,249	12,212	0.78

Pharmaceuticals
Caerus US 1, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	10,732	10,629	10,268	0.65
Caerus US 1, Inc.	(6) (8) (14)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	1,571	1,555	1,503	0.10
Caerus US 1, Inc.	(6) (18)	First Lien Debt	S +	5.00%	9.07%	05/25/2031	—	—	—	0.00
Caerus US 1, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.00%	9.07%	05/27/2031	841	832	791	0.05
Real Chemistry Intermediate III, Inc.	(6) (9)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	8,775	8,738	8,643	0.55
Real Chemistry Intermediate III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	3,003	2,989	2,944	0.19
Real Chemistry Intermediate III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(8)	(29)	0.00
Specialty Pharma III, Inc.	(6) (9) (10)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	3,706	3,689	3,669	0.23
Specialty Pharma III, Inc.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(5)	0.00
								28,422	27,784	1.77
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (10) (11)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	3,256	3,245	3,170	0.20

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Abacus Data Holdings, Inc. (AbacusNext)	(6) (7) (18)	First Lien Debt	S +	6.00%	9.54%	09/10/2027	—	(5)	(37)	0.00
Accordion Partners, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	27,118	26,904	26,819	1.71
Accordion Partners, LLC	(6) (8)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	4,538	4,504	4,488	0.29
Accordion Partners, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(22)	(34)	0.00
Aprio Advisory Group, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	111	105	111	0.01
Aprio Advisory Group, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.82%	08/01/2031	—	(1)	—	0.00
Ascend Partner Services, LLC	(6) (8) (11)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	4,813	4,777	4,657	0.30
Ascend Partner Services, LLC	(6) (8)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	4,396	4,361	4,253	0.27
Ascend Partner Services, LLC	(6) (8) (18)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(8)	(37)	0.00
Bullhorn, Inc.	(6) (7) (11)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	15,407	15,344	15,316	0.98
Bullhorn, Inc.	(6) (7)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	2,133	2,126	2,120	0.14
Bullhorn, Inc.	(6) (7) (18)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	96	93	91	0.01
Carr, Riggs and Ingram Capital, LLC	(6) (9) (11)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	4,248	4,214	4,216	0.27
Carr, Riggs and Ingram Capital, LLC	(6) (9) (18)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	976	964	960	0.06
Carr, Riggs and Ingram Capital, LLC	(6) (9) (18)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	453	445	445	0.03
ComPsych Investment Corp.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	12,908	12,859	12,875	0.82
ComPsych Investment Corp.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	—	(7)	(10)	0.00
Consertus, Inc.	(6) (7) (10)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	633	624	624	0.04
Consertus, Inc.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	576	555	555	0.04
Crowe Advisory, LLC	(6) (8)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	1,567	1,552	1,552	0.10
Crowe Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	—	(2)	(2)	0.00
Crowe Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.26%	08/09/2032	—	(2)	(2)	0.00
Deerfield Dakota Holding, LLC	(6) (8) (10)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	28,019	27,780	27,054	1.72
Deerfield Dakota Holding, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	900	878	811	0.05
Guidepoint Security Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	9,379	9,284	9,376	0.60
Guidepoint Security Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	317	307	316	0.02
Guidepoint Security Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.90%	10/02/2029	—	(15)	(1)	0.00
iCIMS, Inc.	(6) (8)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	7,081	7,035	6,924	0.44
iCIMS, Inc.	(6) (8) (18)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	20	20	19	0.00
IG Investment Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	10,599	10,541	10,599	0.68
IG Investment Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(6)	—	0.00
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	5,689	5,665	5,689	0.36
IQN Holding Corp.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/02/2029	1,875	1,862	1,875	0.12
IQN Holding Corp.	(6) (8) (18)	First Lien Debt	S +	5.25%	9.32%	05/02/2028	277	276	277	0.02
KENG Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	3,132	3,090	3,070	0.20
KENG Acquisition, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	3,846	3,797	3,769	0.24

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KENG Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.32%	08/01/2029	—	(11)	(23)	0.00
UHY Advisors, Inc.	(6) (8)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	2,175	2,158	2,158	0.14
UHY Advisors, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	1,961	1,944	1,945	0.12
UHY Advisors, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	123	119	119	0.01
Valkyrie Buyer, LLC	(6) (8) (11)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	14,722	14,556	14,577	0.93
Valkyrie Buyer, LLC	(6) (8) (18)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	161	149	148	0.01
WIPFLI Advisory, LLC	(6) (8) (10)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	5,846	5,820	5,788	0.37
WIPFLI Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	361	355	339	0.02
WIPFLI Advisory, LLC	(6) (8) (18)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(6)	(15)	0.00
								178,223	176,944	11.32
Real Estate Management & Development
Associations, Inc.	(6) (7)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	10,701	10,696	10,701	0.68
Associations, Inc.	(6) (7) (18)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	484	484	484	0.03
Associations, Inc.	(6) (7) (18)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	14,263	14,206	13,950	0.89
Inhabitiq, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(8)	(88)	-0.01
Inhabitiq, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(10)	(55)	0.00
MRI Software, LLC	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	43,426	43,348	43,366	2.76
MRI Software, LLC	(6) (7)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	28	28	28	0.00
MRI Software, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	433	431	431	0.03
Pritchard Industries, LLC	(6) (8) (11)	First Lien Debt	S +	5.75%	9.85%	10/13/2027	24,564	24,460	23,931	1.52
Pritchard Industries, LLC	(6) (8)	First Lien Debt	S +	5.75%	9.85%	10/13/2027	5,874	5,848	5,722	0.36
Vacation Rental Brands, LLC	(6)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	648	636	636	0.04
Vacation Rental Brands, LLC	(6) (18)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	—	(6)	(6)	0.00
Zarya Intermediate, LLC	(6) (7) (11) (14)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	34,523	34,523	34,139	2.17
Zarya Intermediate, LLC	(6) (7) (14) (18)	First Lien Debt	S +	6.50%	10.26%	07/01/2027	1,564	1,564	1,523	0.10
								136,200	134,762	8.58
Software
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	5.25%	8.99%	04/12/2028	20,860	20,812	20,579	1.31
Alert Media, Inc.	(6) (7)	First Lien Debt	S +	5.25% PIK	8.99%	04/12/2028	2,920	2,913	2,919	0.19
Alert Media, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	8.99%	04/12/2028	747	736	684	0.04
Anaplan, Inc.	(6) (8)	First Lien Debt	S +	4.50%	8.26%	06/21/2029	27,464	27,236	27,327	1.74
Appfire Technologies, LLC	(6) (7) (11)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	20,320	20,303	20,275	1.29
Appfire Technologies, LLC	(6) (7) (18)	First Lien Debt	S +	4.75%	8.82%	03/09/2028	—	(1)	—	0.00
Apryse Software Corp.	(6) (9) (10) (11)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	27,704	27,466	27,704	1.76
Apryse Software Corp.	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	1,347	1,328	1,347	0.09
Archduke Buyer, Inc.	(6) (9)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	3,776	3,742	3,769	0.24
Archduke Buyer, Inc.	(6) (9) (18)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	—	(2)	(1)	0.00
Artifact Bidco, Inc.	(6) (9) (11)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	31,699	31,463	31,699	2.02

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Artifact Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	—	(27)	—	0.00
Artifact Bidco, Inc.	(6) (9) (18)	First Lien Debt	S +	4.15%	8.22%	07/26/2030	—	(35)	—	0.00
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	22,370	22,206	22,113	1.41
AuditBoard, Inc.	(6) (8)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	10,652	10,569	10,530	0.67
AuditBoard, Inc.	(6) (8) (18)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(29)	(49)	(0.00)
Banyan Software Holdings, LLC	(6) (7) (11)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	11,991	11,900	11,841	0.75
Banyan Software Holdings, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	11,944	11,830	11,672	0.74
Banyan Software Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(9)	(16)	0.00
Bottomline Technologies, Inc.	(6) (8) (11)	First Lien Debt	S +	4.50%	8.57%	05/14/2029	3,592	3,559	3,592	0.23
Bottomline Technologies, Inc.	(6) (8) (18)	First Lien Debt	S +	4.50%	8.57%	05/15/2028	—	(1)	—	0.00
CLEO Communications Holding, LLC	(6) (7) (10)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	38,177	38,123	38,177	2.43
CLEO Communications Holding, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	—	(14)	—	0.00
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	2,213	2,181	2,213	0.14
Coupa Holdings, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	1,082	1,068	1,082	0.07
Coupa Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	554	546	554	0.04
Cyara AcquisitionCo, LLC	(6) (7)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	5,895	5,823	5,808	0.37
Cyara AcquisitionCo, LLC	(6) (7) (18)	First Lien Debt	S +	5.50%	9.57%	06/28/2029	—	(4)	(5)	0.00
Diligent Corporation	(6) (8)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	24,020	23,898	23,399	1.49
Diligent Corporation	(6) (8)	First Lien Debt	S+	8.42% PIK	12.18%	08/02/2030	4,248	4,227	4,138	0.26
Diligent Corporation	(6) (8) (18)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	1,427	1,415	1,356	0.09
E-Discovery AcquireCo, LLC	(6) (7)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	19,358	19,100	18,638	1.19
E-Discovery AcquireCo, LLC	(6) (7) (18)	First Lien Debt	S +	6.25%	10.01%	08/29/2029	1,748	1,724	1,663	0.11
Emburse, Inc.	(6) (8) (10)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	3,684	3,676	3,684	0.23
Emburse, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	0.00
Emburse, Inc.	(6) (8) (18)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	0.00
Espresso Bidco, Inc.	(6) (8)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	18,585	18,363	18,213	1.16
Espresso Bidco, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	4,598	4,537	4,498	0.29
Espresso Bidco, Inc.	(6) (8) (18)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(26)	(44)	0.00
Everbridge Holdings, LLC	(6) (8) (11)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	23,657	23,569	23,657	1.51
Everbridge Holdings, LLC	(6) (8) (18)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	3,220	3,198	3,220	0.21
Everbridge Holdings, LLC	(6) (7) (18)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	—	(11)	—	0.00
Formstack Acquisition, Co.	(6) (7) (11)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	10,753	10,648	10,675	0.68
Formstack Acquisition, Co.	(6) (7)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	1,041	1,031	1,033	0.07
Formstack Acquisition, Co.	(6) (7) (18)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	459	440	444	0.03
Fullsteam Operations, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	13,761	13,645	13,532	0.86
Fullsteam Operations, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	833	810	756	0.05

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Fullsteam Operations, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(12)	(26)	0.00
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	13,154	13,071	13,154	0.84
Granicus, Inc.	(6) (8)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	9,082	9,023	9,064	0.58
Granicus, Inc.	(6) (8) (18)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	—	(11)	—	0.00
GS AcquisitionCo, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	58,944	58,776	52,116	3.32
GS AcquisitionCo, Inc.	(6) (8)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	24	24	21	0.00
GS AcquisitionCo, Inc.	(6) (7) (18)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	2,468	2,461	2,182	0.14
Hootsuite, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	21,994	21,772	21,719	1.38
Hootsuite, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	300	277	269	0.02
Icefall Parent, Inc.	(6) (7)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	5,156	5,092	5,156	0.33
Icefall Parent, Inc.	(6) (7) (18)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	—	(6)	—	0.00
Jawbreaker Parent, Inc.	(6) (9) (10)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	5,051	5,004	4,975	0.32
Jawbreaker Parent, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(3)	(10)	0.00
Jawbreaker Parent, Inc.	(6) (9) (18)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(6)	(10)	0.00
LegitScript, LLC	(6) (8) (11)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	25,829	25,588	25,506	1.62
LegitScript, LLC	(6) (8)	First Lien Debt	S +	5.25%	9.15%	06/24/2029	683	677	674	0.04
LegitScript, LLC	(6) (8) (18)	First Lien Debt	S +	5.25%	9.15%	06/24/2028	2,500	2,476	2,448	0.16
LogRhythm, Inc.	(6) (12)	First Lien Debt	S +	7.50% PIK		07/02/2029	9,585	9,412	7,548	0.48
LogRhythm, Inc.	(6) (7) (18)	First Lien Debt	S +	5.50%	9.23%	07/02/2029	159	144	(9)	(0.00)
Montana Buyer, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.65%	07/22/2029	8,359	8,322	8,359	0.53
Montana Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.65%	07/22/2028	—	(3)	—	0.00
Nasuni Corporation	(6) (8)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	14,483	14,327	14,319	0.91
Nasuni Corporation	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	1,207	1,177	1,173	0.07
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (11)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	6,779	6,748	6,677	0.43
Netwrix Corporation And Concept Searching, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.51%	06/11/2029	—	(2)	(6)	0.00
Oak Purchaser, Inc.	(6) (8) (10)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	3,560	3,544	3,497	0.22
Oak Purchaser, Inc.	(6) (8)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	2,779	2,765	2,716	0.17
Oak Purchaser, Inc.	(6) (8) (18)	First Lien Debt	S +	5.50%	9.23%	05/31/2028	112	110	102	0.01
Onit, Inc.	(6) (8) (10) (11)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	18,149	18,012	18,149	1.16
Onit, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(26)	—	0.00
Onit, Inc.	(6) (8) (18)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(18)	—	0.00
Optimizely North America, Inc.	(6) (8) (11) (14)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	8,357	8,293	7,939	0.51
Optimizely North America, Inc.	(6) (8) (14)	First Lien Debt	E +	5.75% (incl. 2.5% PIK)	8.36%	10/30/2031	€3,076	3,319	3,311	0.21

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Optimizely North America, Inc.	(6) (8) (14)	First Lien Debt	SA +	6.00% (incl. 2.5% PIK)	9.73%	10/30/2031	£1,025	1,324	1,294	0.08
Optimizely North America, Inc.	(6) (8) (14) (18)	First Lien Debt	S +	5.50% (incl. 2.5% PIK)	9.57%	10/30/2031	—	(9)	(62)	0.00
Pound Bidco, Inc.	(6) (7) (10) (14)	First Lien Debt	S +	5.25%	9.15%	05/01/2029	23,810	23,770	23,591	1.50
Pound Bidco, Inc.	(6) (7) (10) (14) (18)	First Lien Debt	S +	5.25%	9.15%	05/01/2029	788	786	777	0.05
Project Leopard Holdings, Inc.	(9) (14)	First Lien Debt	S +	5.25%	9.17%	07/20/2029	6,045	5,839	3,272	0.21
Revalize, Inc.	(6) (7)	First Lien Debt	S +	6.50% (incl. 1.75% PIK)	10.72%	04/16/2029	19,557	19,530	17,703	1.13
Revalize, Inc.	(6) (18)	First Lien Debt	S +	6.25%	10.47%	04/16/2029	32	32	25	0.00
Riskonnect Parent, LLC	(6) (8) (11)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	5,578	5,524	5,551	0.35
Riskonnect Parent, LLC	(6) (8)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	4,113	4,070	4,092	0.26
Riskonnect Parent, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	8.49%	12/07/2028	137	129	133	0.01
Rivet Bidco Limited	(6) (9) (14)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	635	629	629	0.04
Rivet Bidco Limited	(6) (9) (14) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(2)	(5)	0.00
Rivet Bidco Limited	(6) (9) (14) (18)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(1)	(1)	0.00
Runway Bidco, LLC	(6) (9) (11)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	10,764	10,678	10,575	0.67
Runway Bidco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(10)	(48)	0.00
Runway Bidco, LLC	(6) (9) (18)	First Lien Debt	S +	4.50%	8.57%	12/17/2031	—	(10)	(24)	0.00
Saturn Borrower, Inc.	(6) (7) (11)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	11,286	11,185	10,905	0.69
Saturn Borrower, Inc.	(6) (7) (18)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	600	584	537	0.03
Securonix, Inc.	(6)	First Lien Debt	S +	7.00%	10.75%	04/05/2029	22,447	22,307	10,723	0.68
Securonix, Inc.	(6) (18)	First Lien Debt	S +	7.00%	10.86%	04/05/2029	1,681	1,660	(294)	-0.02
Trunk Acquisition, Inc.	(6) (7) (11)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	9,438	9,405	9,438	0.60
Trunk Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	632	628	632	0.04
Trunk Acquisition, Inc.	(6) (7) (18)	First Lien Debt	S +	5.75%	9.75%	02/19/2030	—	(1)	—	0.00
User Zoom Technologies, Inc.	(6) (8)	First Lien Debt	S +	7.25% (incl. 1.25% PIK)	11.06%	04/05/2029	39,019	38,671	36,580	2.33
User Zoom Technologies, Inc.	(6) (8)	First Lien Debt	S +	7.75% (incl. 1.75% PIK)	11.59%	04/05/2029	3,153	3,103	2,988	0.19
Vanco Payment Solutions, LLC	(6) (8)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	3,293	3,264	3,235	0.21
Vanco Payment Solutions, LLC	(6) (8) (18)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(2)	(3)	0.00
								757,334	725,932	46.29
Transportation Infrastructure
Jeppesen Holdings, LLC	(6) (9)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	13,057	12,999	12,927	0.82
Jeppesen Holdings, LLC	(6) (9) (18)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(3)	(7)	0.00
								12,996	12,920	0.82
Wireless Telecommunication Services
CCI Buyer, Inc.	(6) (8)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	2,806	2,782	2,788	0.18

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments (1) (2)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(3)	Maturity Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
CCI Buyer, Inc.	(6) (8) (18)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(1)	(1)	0.00
Mobile Communications America, Inc.	(6) (7) (10) (11)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	5,791	5,741	5,791	0.37
Mobile Communications America, Inc.	(6) (7) (18)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	1,572	1,555	1,572	0.10
Mobile Communications America, Inc.	(6) (7) (18)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	77	70	77	0.00
								10,147	10,227	0.65
Total Debt Investments - non-controlled/non-affiliated								$3,361,451	$3,215,870	204.82%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(6) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	1,122	1,122	1,122	0.07
KWOR Acquisition, Inc.	(6) (18) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(12)	—	0.00
KWOR Intermediate I, Inc.	(6) (19)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	1,223	1,223	746	0.05
KWOR Acquisition, Inc.	(6) (18) (19)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(17)	—	0.00
								2,316	1,868	0.12
Total Debt Investments - non-controlled/affiliated								$2,316	$1,868	$0
Debt Investments - controlled/affiliated
Food Products
AMCP Pet Holdings, Inc. (Brightpet)	(6) (20)	First Lien Debt	S +	7.00% (incl. 6.00% PIK)	10.94%	09/23/2031	15,316	15,316	15,316	0.98
AMCP Pet Holdings, Inc. (Brightpet)	(6) (12) (20)	First Lien Debt	S +	7.00% PIK		09/23/2031	35,740	—	—	0.00
AMCP Pet Holdings, Inc. (Brightpet)	(6) (18) (20)	First Lien Debt	S +	7.00% (incl. 6.00% PIK)	10.94%	09/23/2031	6,202	5,869	5,869	0.37
								21,185	21,185	1.35
Total Debt Investments- controlled/affiliated								$21,185	$21,185	1.35%
Total Debt Investments								$3,384,952	$3,238,923	206.28%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Holdings, LP	(6) (15) (16)	Common Equity		11/14/2025	508	687	722	0.05
Automobile Components

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Continental Group Holdings, LP	(6) (15) (16)	Common Equity		07/16/2025	7,758	—	—	0.00
Shelby Co-invest, LP (Spectrum Automotive)	(6) (15) (16)	Common Equity		06/29/2021	8,500	850	1,812	0.12
						850	1,812	0.12
Commercial Services & Supplies
Firebird Co-Invest, LP	(6) (15) (16)	Common Equity		01/17/2025	240,000	228	356	0.02
Procure Acquiom Financial, LLC (Procure Analytics)	(6) (15) (16)	Common Equity		12/20/2021	1,000,000	1,000	1,889	0.12
Surewerx Topco, LP	(6) (14) (15) (16)	Common Equity		12/28/2022	512	512	747	0.05
						1,740	2,992	0.19
Containers & Packaging
BP Purchaser, LLC	(6) (15) (16)	Common Equity		12/10/2021	1,383,156	1,379	—	0.00
BP Purchaser, LLC Rights	(6) (15) (16)	Common Equity		03/12/2024	1,666,989	75	—	0.00
FORTIS Solutions Group, LLC	(6) (15)	Preferred Equity	12.25% PIK	06/24/2022	1,000,000	1,649	1,617	0.10
						3,103	1,617	0.10
Distributors
48Forty TopCo, LLC	(6) (15) (16)	Common Equity		01/14/2026	1,076	—	—	0.00
48Forty TopCo, LLC	(6) (15)	Preferred Equity		01/14/2026	1,076	4,361	4,115	0.26
						4,361	4,115	0.26
Diversified Consumer Services
Eclipse Topco, Inc.	(6) (15)	Preferred Equity	12.25% PIK	09/05/2024	83	1,017	985	0.06
FPG Parent, LLC	(6) (15) (16)	Common Equity		07/25/2025	341	—	—	0.00
Leaf Home, LLC	(6) (15)	Preferred Equity	14.00% PIK	09/05/2025	500	562	671	0.04
Leaf Home, LLC	(6) (15) (16)	Warrants		09/05/2025	2	—	—	0.00
LUV Car Wash	(6) (15) (16)	Common Equity		04/06/2022	123	123	70	0.00
						1,702	1,726	0.10
Electrical Equipment
Sparkstone Electrical Group, LLC	(6) (15) (16)	Common Equity		10/15/2024	1,500	150	61	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
Abracon TopCo, LLC	(6) (15) (16)	Common Equity		06/08/2026	1,337	734	1,846	0.12
Financial Services
Applitools, Inc.	(6) (14) (15) (16)	Common Equity		07/18/2025	1,050,864	601	—	0.00
GTCR ABC Holdings, LLC	(6) (15) (16)	Common Equity		04/14/2026	99,900	—	—	0.00
GTCR ABC Holdings, LLC	(6) (15)	Preferred Equity	8.00% PIK	04/14/2026	100	104	100	0.01
						705	100	0.01
Health Care Providers & Services
DCA TopCo, LP	(6) (15) (16)	Common Equity		06/02/2026	753,466	6,391	6,894	0.44
mPulse Holdings, Inc.	(6) (15) (16)	Common Equity		12/17/2021	165,761	1,220	577	0.04
SDB Holdco, LLC	(6) (15) (16)	Common Equity		03/29/2024	5,460,555	—	—	0.00
Suveto Buyer, LLC	(6) (14) (15) (16)	Common Equity		11/19/2021	19,257	1,926	2,525	0.16
Vardiman Black Holdings, LLC	(6) (12) (15)	Preferred Equity	6.00% PIK	03/29/2024	2,649,446	1,974	—	0.00
						11,511	9,996	0.64
Insurance Services
Amerilife Holdings, LLC	(6) (15) (16)	Common Equity		09/01/2022	908	25	48	0.00
Frisbee Holdings, LP (Fetch)	(6) (15) (16)	Common Equity		10/31/2022	21,744	277	806	0.05
Integrity Marketing Group, LLC	(6) (15)	Preferred Equity	12.50% PIK	12/21/2021	2,203,184	3,577	3,567	0.23
						3,879	4,421	0.28
Interactive Media & Services
FMG Suite Holdings, LLC	(6) (15) (16)	Common Equity		09/09/2025	500	—	—	0.00
FMG Suite Holdings, LLC	(6) (15)	Preferred Equity	8.00% PIK	09/09/2025	500	544	513	0.03
						544	513	0.03
IT Services
Help HP SCF Investor, LP (Help/Systems)	(14) (15)	Preferred Equity	7.50% PIK	05/12/2021	5,607	5,468	10,027	0.64

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Help HP SCF Investor, LP (Help/Systems)	(14) (15)	Common Equity		05/12/2021	70,459	6,993	6,344	0.40
Recovery Point Systems, Inc.	(6) (15) (16)	Common Equity		03/05/2021	1,000,000	1,000	50	0.00
						13,461	16,421	1.05
Professional Services
Abacus Data Holdings, Inc. (AbacusNext)	(6) (15) (16)	Common Equity		03/09/2021	29,441	2,944	595	0.04
National CPMA, LLC (Consertus)	(6) (15) (16)	Common Equity		09/01/2026	11,921	180	180	0.01
Valkyrie Topco, LLC	(6) (15) (16)	Common Equity		05/03/2024	4,780	5	6	0.00
Valkyrie Topco, LLC	(6) (15)	Preferred Equity	10.00% PIK	05/03/2024	473,220	600	600	0.04
						3,729	1,381	0.09
Real Estate Management & Development
LJ Pritchard Topco Holdings, LLC	(6) (15) (16)	Common Equity		10/13/2021	1,882,739	1,938	1,482	0.09
Software
AQ Software Corporation (Revalize)	(6) (15)	Preferred Equity	10.00% PIK	12/14/2021	2,255	3,951	3,050	0.19
Diligent Corporation	(6) (15)	Preferred Equity	10.50% PIK	04/05/2021	5,000	8,709	8,128	0.52
Fullsteam Operations, LLC	(6) (15) (16)	Common Equity		11/27/2023	2,966	100	248	0.02
Knockout Intermediate Holdings I, Inc.	(6) (15)	Preferred Equity	10.75% PIK	06/25/2022	1,531	3,291	2,402	0.15
Reveal Data Solutions	(6) (15) (16)	Common Equity		08/29/2023	477,846	621	375	0.02
RSK Holdings, Inc. (Riskonnect)	(6) (15)	Preferred Equity	10.50% PIK	07/07/2022	1,012,200	1,797	1,729	0.11
						18,469	15,932	1.01
Total Equity Investments - non-controlled/non-affiliated						$67,563	$65,137	4.15%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(6) (15) (16) (19)	Common Equity		02/28/2025	637	244	—	0.00

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
KWOR Intermediate I, Inc.	(6) (12) (15) (19)	Preferred Equity	S + 8.00% PIK	02/28/2025	680,778	754	—	0.00
						998	—	0.00
Total Equity Investments - non-controlled/affiliated						$998	$-	0.00%
Equity Investments - controlled/affiliated
Food Products
BrightPet Topco, LLC	(6) (15) (16) (20)	Common Equity		9/23/2026	306,310	$-	$-	0.00
Investments in Joint Ventures
Capstone Lending, LLC	(15) (20)	Common Equity		2/19/2026	129,811,615	129,812	127,490	8.12
Total Equity Investments - controlled/affiliated						$129,812	$127,490	8.12%
Total Equity Investments						$198,373	$192,627	12.27%
Total Portfolio Investments						$3,583,325	$3,431,550	218.55%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares			3.74%			11,216	11,216	0.71
Cash and Cash Equivalents						92,931	92,931	5.92
Total Cash and Cash Equivalents and Short Term Investments						$104,147	$104,147	6.63%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$3,687,472	$3,535,697	225.19%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company “controls” two of its portfolio companies, as indicated below. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Unless otherwise indicated, the Company’s investments are pledged as collateral supporting the amounts outstanding under the Truist Credit Facility (as defined below). See Note 6 “Debt” for further information.
(3)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, 3-month C at 2.43%,1-month E at 2.50%, 3-month E at 2.62%, 1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, SA at 3.73% and the P at 7.00%.
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
(12)
Investment was on non-accrual status as of September 30, 2026.
(13)
The investment includes an exit fee that is receivable upon certain conditions being met. See Note 2 "Significant Accounting Policies" for further information.
(14)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 7.97% of total assets as calculated in accordance with regulatory requirements.
(15)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities was $192,627 or 12.27% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(16)
Non-income producing security.
(17)
Loan includes interest rate floor of 2.00%.
(18)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$937	$(9)
365 Retail Market, LLC	Revolver	05/06/2033	1,561	(16)
AA&D Midco, Inc.	Revolver	11/29/2030	1,512	—
AWP Group Holdings, Inc.	Revolver	12/22/2032	847	(13)
Abacus Data Holdings, Inc. (AbacusNext)	Revolver	09/10/2027	1,400	(37)
Abracon Borrower, LLC	Revolver	06/10/2030	201	—
Accel International Holdings, Inc.	Revolver	04/26/2032	1,874	—
Accordion Partners, LLC	Revolver	11/17/2031	3,043	(34)
Alert Media, Inc.	Revolver	04/12/2028	3,520	(52)
Alpine Acquisition Corp. II	Delayed Draw Term Loan	01/14/2028	161	—
Alpine Acquisition Corp. II	Revolver	01/14/2031	645	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	02/28/2027	2,026	(5)
Amerilife Holdings, LLC	Revolver	08/31/2028	1,211	(3)
Answer Acquisition, LLC	Revolver	06/30/2028	583	(47)
Any Hour, LLC	Revolver	05/23/2030	308	(102)
Apex Service Partners, LLC	Revolver	10/24/2029	2,411	—
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	828	(7)
Apollo Acquisition, Inc.	Revolver	12/30/2030	2,498	(22)
Appfire Technologies, LLC	Revolver	03/09/2028	167	—
Applitools, Inc.	Revolver	05/25/2028	303	(92)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/23/2027	1,230	—
Aprio Advisory Group, LLC	Revolver	08/01/2031	117	—
Apryse Software Corp.	Revolver	06/28/2032	949	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	1,208	(18)
Aptean, Inc.	Revolver	01/30/2031	903	(14)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(1)
Arcoro Holdings Corp.	Revolver	03/28/2030	1,957	(94)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	7,759	—
Artifact Bidco, Inc.	Revolver	07/26/2030	5,542	—
Ascend Partner Services, LLC	Revolver	08/11/2031	1,136	(37)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	355	—
Associations, Inc.	Revolver	07/03/2028	678	—
Atlas US Finco, Inc.	Revolver	12/09/2028	632	(7)
AuditBoard, Inc.	Revolver	07/14/2031	4,229	(49)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	4,704	(59)
Banyan Software Holdings, LLC	Revolver	01/02/2031	1,304	(16)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	701	(5)
Blue River PetCare, LLC	Revolver	08/01/2029	127	(1)
Bottomline Technologies, Inc.	Revolver	05/15/2028	267	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	6,117	(47)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bridgepointe Technologies, LLC	Revolver	04/18/2033	2,486	(19)
Bullhorn, Inc.	Revolver	10/01/2029	622	(4)
CCI Buyer, Inc.	Revolver	05/13/2032	166	(1)
CLEO Communications Holding, LLC	Revolver	06/09/2027	12,502	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	8,357	(84)
COP Collisionright Parent, LLC	Revolver	01/29/2030	1,414	(14)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2027	446	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	1,647	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	176	(2)
CSHC Buyerco, LLC	Revolver	04/29/2033	260	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	1,024	—
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	321	—
Caerus US 1, Inc.	Delayed Draw Term Loan	09/22/2027	362	—
Caerus US 1, Inc.	Revolver	05/27/2031	329	(14)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	1,202	(9)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	547	(4)
Catalis Intermediate, Inc.	Revolver	02/04/2028	4,237	(15)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	725	—
Cerity Partners, LLC	Revolver	07/28/2031	147	—
Chase Intermediate, LLC	Delayed Draw Term Loan	04/10/2027	1,910	(21)
Chase Intermediate, LLC	Revolver	10/30/2028	330	(4)
Chrysler 3, Inc.	Delayed Draw Term Loan	09/28/2033	298	(2)
Chrysler 3, Inc.	Revolver	09/28/2033	149	(2)
Cliffwater, LLC	Revolver	04/22/2032	823	(2)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	4,000	(10)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,033	(15)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2027	886	(9)
Consertus, Inc.	Delayed Draw Term Loan	02/01/2028	855	(6)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	1,809	—
Consor Intermediate II, LLC	Revolver	05/12/2031	915	—
Coupa Holdings, LLC	Revolver	02/27/2029	277	—
Crowe Advisory, LLC	Delayed Draw Term Loan	08/07/2028	313	(2)
Crowe Advisory, LLC	Revolver	08/09/2032	157	(2)
Cyara AcquisitionCo, LLC	Revolver	06/28/2029	313	(5)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	795	(12)
Cyber US Bidco, LLC	Revolver	12/30/2032	349	(5)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	2,204	(39)
DA Blocker Corp.	Revolver	02/10/2032	735	(13)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	1,671	(58)
Diligent Corporation	Revolver	08/02/2030	1,318	(34)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	125	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Drivecentric Holdings, LLC	Revolver	08/15/2031	3,529	—
E-Discovery AcquireCo, LLC	Revolver	08/29/2029	636	(23)
EVDR Purchaser, Inc.	Revolver	02/14/2031	1,185	(34)
Eclipse Buyer, Inc.	Revolver	09/08/2031	365	(6)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	658	—
Emburse, Inc.	Revolver	05/28/2032	658	—
Energy Labs Holdings Corp.	Delayed Draw Term Loan	11/24/2027	199	(3)
Energy Labs Holdings Corp.	Revolver	04/07/2028	74	(1)
Envero Midco 2, LLC	Delayed Draw Term Loan	09/01/2028	233	(1)
Envero Midco 2, LLC	Revolver	09/01/2033	93	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	398	(8)
Espresso Bidco, Inc.	Revolver	03/25/2032	2,198	(44)
Essential Services Holding Corporation	Revolver	06/17/2030	1,670	(110)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	5,083	—
Everbridge Holdings, LLC	Revolver	07/02/2031	3,344	—
Express Wash Acquisition Company, LLC	Revolver	04/10/2031	112	(6)
FLS Holding, Inc.	Revolver	12/15/2028	23	(4)
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	3,113	(47)
FMG Suite Holdings, LLC	Revolver	09/09/2032	1,868	(28)
FORTIS Solutions Group, LLC	Revolver	10/13/2028	798	(1)
FPG Intermediate Holdco, LLC	Delayed Draw Term Loan	07/26/2027	21	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	1,057	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	1,000	—
Formstack Acquisition, Co.	Revolver	03/28/2030	1,728	(12)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	30	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,193	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	3,754	(63)
Fullsteam Operations, LLC	Revolver	08/08/2031	1,529	(25)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	2,453	—
GC Waves Holdings, Inc.	Revolver	10/04/2030	271	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	2	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	256	(3)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	128	(1)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	654	(3)
Galway Borrower, LLC	Revolver	09/29/2028	1,551	(8)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	3,030	(38)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	788	(10)
Gateway US Holdings, Inc.	Delayed Draw Term Loan	08/21/2028	37	—
Gateway US Holdings, Inc.	Revolver	09/22/2028	30	—
Granicus, Inc.	Revolver	01/17/2031	1,800	—
Guidepoint Security Holdings, LLC	Delayed Draw Term Loan	10/04/2027	956	—

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Guidepoint Security Holdings, LLC	Revolver	10/02/2029	1,713	(1)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	2,165	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	832	—
Heartland Veterinary Partners, LLC	Delayed Draw Term Loan	11/08/2027	703	—
Heartland Veterinary Partners, LLC	Revolver	06/12/2028	375	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	1,319	—
High Street Buyer, Inc.	Revolver	04/14/2028	2,136	(17)
Hootsuite, Inc.	Revolver	05/22/2030	2,200	(27)
Hyland Software, Inc.	Revolver	09/19/2029	1,741	—
IG Investment Holdings, LLC	Revolver	09/22/2028	1,211	—
IQN Holding Corp.	Revolver	05/02/2028	172	—
Icefall Parent, Inc.	Revolver	01/25/2030	507	—
Imagine 360, LLC	Revolver	10/02/2028	1,064	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	4,012	(88)
Inhabitiq, Inc.	Revolver	01/12/2032	2,508	(55)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	1,233	(9)
Inszone Mid, LLC	Revolver	11/30/2029	1,787	(13)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	353	—
Invictus Buyer, LLC	Revolver	06/03/2031	625	—
Iris Buyer, LLC	Delayed Draw Term Loan	07/17/2028	421	(2)
Iris Buyer, LLC	Revolver	10/02/2030	1,085	(11)
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	1,130	(4)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	844	(3)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	660	(10)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	660	(10)
Jeppesen Holdings, LLC	Revolver	11/01/2032	653	(7)
Jonathan Acquisition Company	Revolver	05/11/2029	327	(2)
KENG Acquisition, Inc.	Revolver	08/01/2029	1,171	(23)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	408	(2)
Kodiak Buyer, LLC	Revolver	07/23/2032	429	(2)
LHS Borrower, LLC (Leaf Home)	Revolver	09/04/2031	395	(17)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	22	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	650	(7)
LeadVenture, Inc.	Delayed Draw Term Loan	06/23/2027	865	(36)
LeadVenture, Inc.	Revolver	06/23/2032	645	(27)
LegitScript, LLC	Revolver	06/24/2028	1,667	(21)
LogRhythm, Inc.	Revolver	07/02/2029	750	(139)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	353	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	1,284	(13)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	651	(6)
MHE Intermediate Holdings, LLC	Revolver	07/21/2027	1,000	(7)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MRI Software, LLC	Revolver	02/10/2028	1,300	(2)
Magneto Components Buyco, LLC	Revolver	12/05/2029	2,529	—
Majesco, Inc.	Revolver	01/07/2033	628	(5)
ManTech International CP	Revolver	09/14/2028	507	(3)
Merative, LP	Delayed Draw Term Loan	09/30/2027	2,071	—
Merative, LP	Revolver	09/30/2032	1,812	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	572	—
Mobile Communications America, Inc.	Revolver	10/16/2029	884	—
Model N, Inc.	Revolver	06/27/2031	1,166	(22)
Montana Buyer, Inc.	Revolver	07/22/2028	981	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	686	(5)
NDT Global Holding, Inc.	Revolver	06/04/2032	613	(5)
Nasuni Corporation	Revolver	09/10/2030	1,810	(20)
Netwrix Corporation And Concept Searching, Inc.	Revolver	06/11/2029	430	(6)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(17)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
Oak Purchaser, Inc.	Delayed Draw Term Loan	08/30/2027	860	(15)
Oak Purchaser, Inc.	Revolver	05/31/2028	447	(8)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	6,944	—
Onit, Inc.	Revolver	01/27/2032	2,315	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,236	(62)
PMA Parent Holdings, LLC	Revolver	01/31/2031	354	(4)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,030	(8)
PPT Purchaser, LLC	Revolver	12/23/2032	768	(6)
Pacvue Intermediate, LLC	Revolver	10/19/2028	2,074	—
Pamlico Avant Holdings, LP	Revolver	12/31/2032	208	(2)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	939	(7)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	3,577	(81)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,323	(7)
Pound Bidco, Inc.	Revolver	05/01/2029	375	(3)
Procure Acquireco, Inc. (Procure Analytics)	Delayed Draw Term Loan	10/31/2026	579	—
Procure Acquireco, Inc. (Procure Analytics)	Revolver	12/20/2028	238	—
Project Accelerate Parent, LLC	Revolver	02/24/2031	1,250	—
R1 Holdings, LLC	Revolver	12/29/2028	57	(5)
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	2,432	(6)
Railpros Parent, LLC	Revolver	05/24/2032	1,737	(4)
Randy's Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,742	(27)
Randy's Holdings, Inc.	Revolver	11/01/2029	607	(6)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	587	(2)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	2,198	(9)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	897	(13)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	1,950	(29)
Revalize, Inc.	Revolver	04/16/2029	39	(4)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	7,116	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	2,756	—
Riskonnect Parent, LLC	Revolver	12/07/2028	778	(4)
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	501	(5)
Rivet Bidco Limited	Revolver	04/08/2032	134	(1)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2031	1,056	(10)
Routeware, Inc.	Revolver	09/18/2031	341	(3)
Runway Bidco, LLC	Delayed Draw Term Loan	12/17/2026	2,715	(47)
Runway Bidco, LLC	Revolver	12/17/2031	1,357	(24)
SV Newco 2, Inc.	Revolver	06/02/2031	1,986	(12)
Saturn Borrower, Inc.	Revolver	11/10/2028	1,275	(43)
Securonix, Inc.	Revolver	04/05/2029	2,101	(1,097)
Sherlock Buyer Corp.	Revolver	12/07/2029	1,286	(140)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	417	(23)
Smarsh, Inc.	Delayed Draw Term Loan	01/31/2027	536	(29)
Smarsh, Inc.	Revolver	02/16/2029	407	(22)
Spark Buyer, LLC	Revolver	10/15/2031	179	(17)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(5)
Spectrotel MidCo II, LLC	Delayed Draw Term Loan	10/02/2028	163	(1)
Spectrotel MidCo II, LLC	Revolver	09/30/2033	245	(3)
Spectrum Automotive Holdings Corp.	Delayed Draw Term Loan	04/28/2027	96	—
Spectrum Automotive Holdings Corp.	Revolver	06/29/2027	726	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	525	(3)
Superman Holdings, LLC	Revolver	08/29/2031	2,901	(22)
Surewerx Purchaser III, Inc.	Delayed Draw Term Loan	12/28/2026	301	—
Surewerx Purchaser III, Inc.	Revolver	12/28/2028	1,117	—
Suveto Buyer, LLC	Delayed Draw Term Loan	11/15/2026	122	—
Suveto Buyer, LLC	Revolver	09/09/2027	1,296	—
Sweep Purchaser, LLC	Revolver	06/30/2028	844	(4)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,984	(94)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	1,297	(41)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,789	(4)
Tamarack Intermediate, LLC	Revolver	03/12/2029	1,853	(5)
Tank Holding Corp.	Revolver	03/31/2028	720	(23)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	1,268	(73)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	306	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	1,835	(68)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	550	(30)
Transit Technologies, LLC	Revolver	08/20/2030	1,705	(63)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	2,284	(46)
Trintech, Inc.	Revolver	01/28/2033	1,713	(34)
Triple Lift, Inc.	Revolver	05/05/2028	4,000	(118)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	112	—
Trunk Acquisition, Inc.	Revolver	02/19/2030	857	—
Two Six Labs, LLC	Revolver	08/20/2030	3,392	(14)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	244	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	461	(3)
UpStack, Inc.	Delayed Draw Term Loan	08/23/2027	1,909	(29)
UpStack, Inc.	Delayed Draw Term Loan	09/04/2028	937	(5)
UpStack, Inc.	Revolver	08/25/2031	1,500	(22)
V Global Holdings, LLC	Revolver	01/02/2029	313	(24)
VRC Companies, LLC	Revolver	06/29/2027	1,540	(4)
Vacation Rental Brands, LLC	Delayed Draw Term Loan	09/04/2028	650	(6)
Valkyrie Buyer, LLC	Revolver	05/06/2030	1,179	(12)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	1,575	(28)
Vamos Bidco, Inc.	Revolver	01/30/2032	270	(5)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	503	(8)
Velotic Borrower, LP	Revolver	03/02/2033	329	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	492	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/01/2026	603	(63)
Vertex Service Partners, LLC	Revolver	11/08/2030	41	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	909	(9)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	920	(9)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,831	(18)
WIPFLI Advisory, LLC	Revolver	10/01/2032	1,462	(15)
World Insurance Associates, LLC	Revolver	04/03/2030	1,269	(29)
YI, LLC	Revolver	12/03/2029	883	(1)
Zarya Intermediate, LLC	Revolver	07/01/2027	2,085	(23)
Zenith Acquisitionco, LLC	Delayed Draw Term Loan	01/15/2029	658	(7)
Zenith Acquisitionco, LLC	Revolver	01/13/2033	259	(3)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	08/18/2028	25	(1)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	1,731	(91)
mPulse Mobile, Inc.	Revolver	08/26/2032	2,596	(136)
Total First Lien Debt Unfunded Commitments — non-controlled/non-affiliated			$364,306	$(5,367)

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	690	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	506	—
Total First Lien Debt Unfunded Commitments — non-controlled/affiliated			$1,196	$—
First Lien Debt —controlled/affiliated
AMCP Pet Holdings, Inc. (Brightpet)	Delayed Draw Term Loan	03/23/2028	1,531	(66)
Total First Lien Debt Unfunded Commitments —controlled/affiliated			$1,531	$(66)
Total Unfunded Commitments			$367,033	$(5,433)

(19) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for nine months ended September 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(a)	$4,789	$235	$(2,158)	$(998)	$—	$1,868	$237
Total	$4,789	$235	$(2,158)	$(998)	$—	$1,868	$237

(a) Inclusive of positions titled KWOR Intermediate I, Inc.

(b) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(c) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(20) As defined in the 1940 Act, the Company is deemed to be a “control person” of the portfolio company as the Company owns, either directly or indirectly, 25% or more of the portfolio company’s voting securities (“controlled affiliate”). Transactions related to investments in controlled affiliates for the nine months ended September 30, 2026 were as follows:

	Fair Value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
Capstone Lending LLC	$—	$129,811	$—	$(2,321)	$—	$127,490	$7,484
Brightpet	—	21,185	—	—	—	21,185	54
Total	$—	$150,996	$—	$(2,321)	$—	$148,675	$7,538

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

Additional Information

Morgan Stanley Direct Lending Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Interest Rate Swaps(a)(b)(d)
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/ Receipts	Change in Unrealized Appreciation/ (Depreciation)
BNP Paribas(c)	2029 Notes	6.41%	S + 2.37%	05/17/2029	$350,000	$(6,635)	—	$(13,472)
BNP Paribas(c)	2030 Notes	6.25%	S + 2.54%	05/19/2030	350,000	(13,048)	—	(16,365)
Wells Fargo(c)	2031 Notes	6.10%	S + 2.20%	07/15/2031	350,000	(14,029)	—	(14,029)
					$1,050,000	$(33,712)	$—	$(43,866)

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

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, the Company had certain investments in eleven and four portfolio companies, respectively, that were on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 and December 31, 2025 was $123,547 and $60,392, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company accrued $750 and $2,384 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2025, the Company accrued $402 and $1,229 of U.S. federal excise tax, respectively.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three and nine months ended September 30, 2026, Base Management Fees were $8,837 and $27,449, respectively. For the three and nine months ended September 30, 2025, Base Management Fees were $9,628 and $28,229, net of waiver, respectively. As of September 30, 2026 and December 31, 2025, $8,837 and $9,596, respectively, were payable to the Investment Adviser relating to Base Management Fees.

For more information, see “Note 12. Subsequent Events.”

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income, and the other component is based on capital gains.

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

Commencing with the quarter ending June 30, 2024, each income incentive fee is subject to an incentive fee cap (the “Incentive Fee Cap”) that in respect of any calendar quarter is an amount equal to 17.5% of the Cumulative Pre-Incentive Fee Net Return (as defined herein) during the Trailing Twelve Quarters less the aggregate incentive fees based on income that were paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. In the event the Incentive Fee Cap is zero or a negative value then no income incentive fee shall be payable, and if the Incentive Fee Cap is less than the amount of incentive fee based on income that would otherwise be payable, the amount of incentive fee based on income shall be reduced to an amount equal to the Incentive Fee Cap.

“Cumulative Pre-Incentive Fee Net Return” means (A) during the First Calendar Quarter, the sum of pre-incentive fee net investment income in the First Calendar Quarter and (B) during the relevant Trailing Twelve Quarters, the sum of (x) pre-incentive fee net investment income in respect of the Trailing Twelve Quarters and (y) Adjusted Capital Returns (as defined below) in respect of the Trailing Twelve Quarters. If, in any calendar quarter, the Incentive Fee Cap is zero or a negative value, the Company shall pay no income incentive fee to the Adviser in respect of that quarter. If, in any calendar quarter, the Incentive Fee Cap is a positive value but is less than the incentive fee calculated as described above, the Company shall pay the Adviser the Incentive Fee Cap in respect of such quarter. If, in any calendar quarter, the Incentive Fee Cap is equal to or greater than the incentive fee calculated as described above, the Company shall pay the Adviser the incentive fee in respect of such quarter. “Adjusted Capital Returns” in respect of a particular period means the sum of aggregate realized losses and aggregate realized capital gains in respect of such period.

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

For the three and nine months ended September 30, 2026, income based incentive fees were $441 and $12,759, respectively. For the three and nine months ended September 30, 2025, income based incentive fees were $9,281 and $28,029, net of waiver respectively. As of September 30, 2026 and December 31, 2025, $441 and $7,281, respectively, were payable to the Investment Adviser relating to income based incentive fees.

For more information, see “Note 12. Subsequent Events.”

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

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 17.5% (or 15% during the Waiver Period) of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the three and nine months ended September 30, 2026, the Investment Adviser accrued $0 and $0 capital gains incentive fees. For the three and nine months ended September 30, 2025, the Investment Adviser accrued $0 and $0 capital gains incentive fees. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end.

As of September 30, 2026 and December 31, 2025, $0 and $0, respectively, were payable to the Investment Adviser relating to capital gains incentive fees payable.

For more information, see “Note 12. Subsequent Events.”

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

For the three and nine months ended September 30, 2026, the Company incurred $99 and $221, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2025, the Company incurred $81 and $228, respectively, in expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, $101 and $91, respectively, were payable to affiliates.

Sub-Administration Agreement

The Company has entered into a sub-administration agreement with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company. The Sub-Administrator also serves as the Company’s custodian, transfer agent, distribution paying agent and registrar.

MS Credit Partners Holdings, Inc. Investment

MS Credit Partners Holdings, Inc. ("MS Credit Partners Holdings"), a wholly owned subsidiary of Morgan Stanley and an affiliate of the Investment Adviser, made an aggregate capital commitment of $200,000 to the Company pursuant to a subscription agreement entered into in December 2019, which had been fully funded as of October 4, 2023. As of September 30, 2026 and December 31, 2025, MS Credit Partners Holdings held approximately 11.6% and 11.3% of the Company’s outstanding shares of Common Stock, respectively. Morgan Stanley has no further capital, liquidity or other financial obligation to the Company beyond this equity investment.

Morgan Stanley & Co. Related Transactions

Morgan Stanley & Co. LLC served as an underwriter in the IPO and received $1,241 of underwriting fees at closing on January 26, 2024.

Morgan Stanley & Co. LLC served as an initial purchaser in connection with the private placement of the Company’s 2029 Notes (as defined below in Note 6. “Debt”) and received fees of $210 at closing on May 17, 2024.

Morgan Stanley & Co. LLC served as an underwriter in connection with the public offering of the Company’s 2030 Notes (as defined below in Note 6. “Debt”) and received fees of $210 at closing on May 19, 2025.

Morgan Stanley & Co. LLC served as an underwriter in connection with the public offering of the Company’s 2031 Notes (as defined below in Note 6. “Debt”) and received fees of $193 at closing on July 9, 2026.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,299,032	$3,167,068	92.3%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	77,054	71,109	2.1	83,428	75,210	2.0
Other Debt Investments	8,866	746	0.0	11,857	10,114	0.3
Equity	68,561	65,137	1.9	57,636	54,724	1.5
Investments in Joint Venture	129,812	127,490	3.7	—	—	0.0
Total	$3,583,325	$3,431,550	100.0%	$3,839,039	$3,771,546	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	0.9%	1.5%
Air Freight & Logistics	0.1	0.4
Automobile Components	3.4	3.2
Automobiles	2.1	3.8
Banks	0.1	0.1
Beverages	0.2	0.1
Building Products	—	0.4
Chemicals	0.6	0.5
Commercial Services & Supplies	7.7	7.7
Construction & Engineering	2.4	2.3
Consumer Staples Distribution & Retail	0.8	0.8
Containers & Packaging	1.3	1.1
Distributors	1.8	1.8
Diversified Consumer Services	4.8	4.9
Diversified Telecommunication Services	—	—
Electrical Equipment	0.4	0.4
Electronic Equipment, Instruments & Components	1.6	2.3
Financial Services	3.0	3.1
Food Products	0.7	1.2
Ground Transportation	1.2	0.9
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	5.7	5.2
Health Care Technology	1.0	1.6
Industrial Conglomerates	1.6	1.6
Insurance Services	9.6	10.7
Interactive Media & Services	1.8	2.0
Investments in Joint Venture	3.7	—
IT Services	8.9	8.9
Life Sciences Tools & Services	0.3	0.4
Machinery	1.2	1.0
Media	—	—
Multi-Utilities	0.4	0.7
Pharmaceuticals	0.8	0.7
Professional Services	5.3	5.7
Real Estate Management & Development	4.0	3.7
Software	21.6	20.2
Transportation Infrastructure	0.3	0.3
Wireless Telecommunication Services	0.3	0.4
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
Australia	$12,882	$12,864	0.4%	0.8%	$12,951	$13,114	0.3%	0.8%
Canada	122,576	122,944	3.6	7.8	123,765	124,411	3.3	7.1
United Kingdom	13,642	13,185	0.4	0.8	13,160	13,299	0.4	0.8
United States	3,434,225	3,282,557	95.6	209.1	3,689,163	3,620,722	96.0	207.1
Total	$3,583,325	$3,431,550	100.0%	218.5%	$3,839,039	$3,771,546	100.0%	215.8%

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

As of September 30, 2026, the Company and the JV Partner made equity contributions of $129,812 and $32,453, respectively, to Capstone Lending.

On February 19, 2026, Capstone Lending entered into a senior secured revolving credit facility (the “JV Credit Facility”) with a third party lender, providing for total commitments of up to $500,000. The JV Credit Facility is secured by substantially all the assets of Capstone Lending.

The following table presents the selected consolidated statement of assets and liabilities information of Capstone Lending as of September 30, 2026:

As of
September 30, 2026
Assets
Investments, at fair value (cost of $444,702)	$441,776
Cash	25,989
Other Assets	6,449
Total assets	474,214

Liabilities
Debt	306,500
Other liabilities	8,350
Total liabilities	$314,850

Total Members' Equity	$159,364

The following table presents the selected consolidated statements of operations information of Capstone Lending for the three months ended September 30, 2026 and the period from January 2, 2026 (commencement of operations of Capstone Lending) to September 30, 2026:

	For the three months ended	For the period from January 2, 2026 to
	September 30, 2026	September 30, 2026
Income
Investment income	$7,891	$17,766
Expenses
Net operating expenses	3,750	8,390
Net investment income (loss)	$4,141	$9,376
Total net realized and change in unrealized gain (loss)	(427)	(2,920)
Net increase (decrease) in members' equity resulting from operations	$3,714	$6,456

Below is a summary of Capstone Lending’s portfolio as of September 30, 2026:

As of
September 30, 2026
Investment Commitments	$557,461
Total investments, at fair value	$441,776
Number of portfolio companies	80
Number of industries	29
Weighted average yield on total portfolio, at cost(1)	9.1%
Weighted average yield on total portfolio, at fair value(1)	9.1%
Average position size of investments	5,522

(1) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on all investments of Capstone Lending divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(3) (6)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	219	$205	$219	0.14%
AA&D Midco, Inc.	(3) (5)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	3,492	3,461	3,492	2.19
Jonathan Acquisition Company	(2) (5)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	4,421	4,369	4,388	2.75
Jonathan Acquisition Company	(6)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(6)	(4)	0.00
Two Six Labs, LLC	(3) (5)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	6,648	6,609	6,621	4.15
Two Six Labs, LLC	(3) (6)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(12)	(5)	(0.00)
								14,626	14,711	9.23
Automobiles
COP Collisionright Parent, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	357	354	353	0.22
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	469	465	453	0.28
COP Collisionright Parent, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	—	—	0.00
Drivecentric Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	6,750	6,711	6,750	4.24
Drivecentric Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(14)	—	—
Vehlo Purchaser, LLC	(3) (5)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	6,045	6,008	5,955	3.74
								13,524	13,511	8.48
Banks
Computer Services, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	2,689	2,677	2,649	1.66
Computer Services, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(6)	(19)	(0.01)
								2,671	2,630	1.65
Beverages
Vamos Bidco, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	2,666	2,654	2,619	1.64
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	337	333	317	0.20
Vamos Bidco, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	202	201	197	0.12
								3,188	3,133	1.97
Capital Markets
TS Imagine, Inc.	(3) (5)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	2,441	2,406	2,404	1.51
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(2)	(5)	0.00

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
TS Imagine, Inc.	(3) (6)	First Lien Debt	S +	6.25%	10.32%	06/12/2031	—	(4)	(4)	0.00
								2,400	2,395	1.50
Commercial Services & Supplies
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	5,644	5,604	5,570	3.50
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.41%	11/26/2032	961	952	952	0.60
Astra Service Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	1,856	1,837	1,832	1.15
Astra Service Partners, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.41%	11/26/2032	—	(3)	(3)	0.00
AWP Group Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	7,086	6,987	6,979	4.38
AWP Group Holdings, Inc.	(6)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	286	272	271	0.17
Firebird Acquisition Corp, Inc.	(3) (5)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	5,836	5,828	5,836	3.66
Firebird Acquisition Corp, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	2,256	2,253	2,256	1.42
Firebird Acquisition Corp, Inc.	(3) (6)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	—	(1)	—	0.00
Railpros Parent, LLC	(3) (5)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	5,419	5,390	5,405	3.39
Railpros Parent, LLC	(3) (5)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	134	134	134	0.08
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	2,380	2,379	2,374	1.49
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	2,508	2,507	2,502	1.57
VRC Companies, LLC	(2) (5)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	1,197	1,196	1,194	0.75
								35,335	35,302	22.15
Construction & Engineering
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	1,614	1,616	1,598	1.00
LJ Avalon Holdings, LLC	(2) (5)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	2,274	2,265	2,250	1.41
LJ Avalon Holdings, LLC	(2) (6)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(1)	(6)	(0.00)
								3,880	3,842	2.41
Distributors
PT Intermediate Holdings III, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.82%	04/09/2030	5,000	5,000	5,000	3.14
Diversified Consumer Services
DA Blocker Corp.	(3) (5)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	5,643	5,618	5,544	3.48
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(2)	(31)	(0.02)

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
DA Blocker Corp.	(3) (6)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(3)	(10)	-0.01
EVDR Purchaser, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	4,963	4,944	4,820	3.02
GarageCo Intermediate II, LLC	(3) (5)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	2,404	2,386	2,374	1.49
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(20)	(44)	(0.03)
GarageCo Intermediate II, LLC	(3) (6)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	141	134	128	0.08
Kodiak Buyer, LLC	(3) (5)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	2,302	2,283	2,290	1.44
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	193	187	189	0.12
Kodiak Buyer, LLC	(3) (6)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(5)	(3)	(0.00)
LHS Borrower, LLC (Leaf Home)	(3) (5)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	6,030	5,919	5,773	3.62
LHS Borrower, LLC (Leaf Home)	(3) (6)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	121	113	101	0.06
								21,554	21,131	13.26
Diversified Telecommunication Services
Orbcomm, Inc.	(3) (5)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	6,087	6,030	6,026	3.78
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	291	286	283	0.18
Orbcomm, Inc.	(3) (6)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	70	60	59	0.04
Spectrotel MidCo II, LLC	(5)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	5,086	5,022	5,022	3.15
Spectrotel MidCo II, LLC	(6)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(4)	(4)	0.00
Spectrotel MidCo II, LLC	(6)	First Lien Debt	S +	5.25%	9.32%	09/30/2033	—	(12)	(12)	(0.01)
								11,382	11,374	7.14
Electrical Equipment
Accel International Holdings, Inc.	(4) (5)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	4,608	4,600	4,608	2.89
Accel International Holdings, Inc.	(4) (6)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(1)	—	0.00
								4,599	4,608	2.89
Electronic Equipment, Instruments & Components
Infinite Bidco, LLC	(2) (5)	First Lien Debt	S +	6.25%	9.98%	03/02/2028	4,987	4,987	4,987	3.13
Magneto Components Buyco, LLC	(3) (5)	First Lien Debt	S +	5.75%	9.65%	12/05/2030	5,473	5,468	5,473	3.43
Magneto Components Buyco, LLC	(3) (6)	First Lien Debt	S +	5.75%	9.65%	12/05/2029	—	—	—	0.00

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
NDT Global Holding, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	6,831	6,794	6,780	4.25
NDT Global Holding, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	1,339	1,329	1,316	0.83
NDT Global Holding, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(8)	(12)	(0.01)
								18,570	18,544	11.64
Financial Services
BCTO Bluebill Buyer, Inc.	(3) (5)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	7,556	7,511	7,442	4.67
BCTO Bluebill Buyer, Inc.	(3)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	944	939	930	0.58
Cerity Partners, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	4,424	4,402	4,424	2.78
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	198	195	198	0.12
Cerity Partners, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	46	46	46	0.03
SitusAMC Holdings Corporation	(3) (5)	First Lien Debt	S +	5.50%	9.58%	05/14/2031	1,975	1,972	1,975	1.24
Steward Partners Global Advisory, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	2,832	2,804	2,804	1.76
Steward Partners Global Advisory, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(7)	(7)	(0.00)
Steward Partners Global Advisory, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.51%	08/15/2033	—	(6)	(6)	0.00
								17,856	17,806	11.17
Food Products
Envero Midco 2, LLC		First Lien Debt	E +	4.75%	7.32%	09/01/2033	€2,601	2,664	2,653	1.66
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(5)	(5)	0.00
Envero Midco 2, LLC	(6)	First Lien Debt	S +	4.75%	8.82%	09/01/2033	—	(4)	(4)	0.00
								2,655	2,644	1.66
Ground Transportation
SV Newco 2, Inc.	(3) (5)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	2,453	2,447	2,438	1.53
SV Newco 2, Inc.	(3) (6)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	2,472	2,464	2,427	1.52
								4,911	4,865	3.05
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(3) (5)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	5,536	5,483	5,480	3.44
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	480	472	468	0.29
CSHC Buyerco, LLC	(3) (6)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(10)	(10)	(0.01)

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
PerkinElmer U.S., LLC	(2) (5)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	532	531	530	0.33
PerkinElmer U.S., LLC	(2) (6)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	174	173	169	0.11
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	4,306	4,302	4,306	2.70
Tidi Legacy Products, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	1,822	1,820	1,822	1.14
Tidi Legacy Products, Inc.	(2) (6)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	184	183	184	0.12
								12,954	12,949	8.13
Health Care Providers & Services
Merative, LP	(3) (5)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	9,825	9,811	9,825	6.17
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	—	—	0.00
Merative, LP	(3) (6)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(1)	—	0.00
mPulse Mobile, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	8,818	8,763	8,355	5.24
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(2)	(44)	(0.03)
mPulse Mobile, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(8)	(67)	(0.04)
Pareto Health Intermediate Holdings, Inc.	(2) (5)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	14,806	14,741	14,694	9.22
								33,304	32,763	20.56
Industrial Conglomerates
Aptean, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	9,714	9,705	9,568	6.00
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	1	(12)	(0.01)
Aptean, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	166	165	160	0.10
								9,871	9,716	6.10
Insurance Services
Amerilife Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	3,060	3,053	3,053	1.92
Amerilife Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.80%	08/31/2029	781	777	777	0.49
Amerilife Holdings, LLC	(3) (6)	First Lien Debt	S +	5.00%	8.80%	08/31/2028	127	126	126	0.08
Fetch, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	6,800	6,736	6,732	4.22
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(9)	(20)	(0.01)
Fetch, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(11)	(12)	(0.01)

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(3) (5) (6)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	1,390	1,388	1,390	0.87
Galway Borrower, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	4,136	4,078	4,114	2.58
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	355	349	352	0.22
Galway Borrower, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	59	54	57	0.04
Higginbotham Insurance Agency, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	4,320	4,320	4,320	2.71
Higginbotham Insurance Agency, Inc.	(2) (5)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	437	437	437	0.27
High Street Buyer, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	515	512	499	0.31
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	5,547	5,501	5,481	3.44
Inszone Mid, LLC	(2) (6)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(4)	(4)	0.00
Iris Specialty Acquisition, LLC	(4) (5)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	5,695	5,669	5,676	3.56
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	86	82	83	0.05
Iris Specialty Acquisition, LLC	(4) (6)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	192	188	189	0.12
One, Inc. Software Corporation	(3) (5)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	3,939	3,884	3,880	2.43
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(11)	(11)	-0.01
One, Inc. Software Corporation	(3) (6)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(5)	0.00
Patriot Growth Insurance Services, LLC	(3) (5)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	1,477	1,475	1,444	0.91
								38,590	38,558	24.19
Interactive Media & Services
FMG Suite Holdings, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	4,504	4,475	4,436	2.78
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(3)	(18)	(0.01)
FMG Suite Holdings, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(5)	(11)	(0.01)
								4,467	4,407	2.77
IT Services
Apollo Acquisition, Inc.	(3) (5)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	919	912	911	0.57
Apollo Acquisition, Inc.	(3) (6)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	1,813	1,785	1,785	1.12
Apollo Acquisition, Inc.	(6)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(3)	(4)	(0.00)

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Bridgepointe Technologies, LLC	(3) (5)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	5,257	5,207	5,217	3.27
Bridgepointe Technologies, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	370	358	354	0.22
Bridgepointe Technologies, LLC	(3) (6)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(6)	(5)	(0.00)
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	6,486	6,462	6,438	4.04
Redwood Services Group, LLC	(3) (5)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	8,348	8,314	8,286	5.20
Syntax Systems, Ltd.	(3) (5)	First Lien Debt	S +	4.75%	8.75%	10/27/2028	4,986	4,976	4,980	3.12
Thrive Buyer, Inc. (Thrive Networks)	(3) (5)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	5,171	5,149	4,874	3.06
Thrive Buyer, Inc. (Thrive Networks)	(3) (5)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	1,187	1,183	1,119	0.70
Thrive Buyer, Inc. (Thrive Networks)	(6)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	326	324	288	0.18
UpStack, Inc.	(3) (5)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	5,428	5,385	5,350	3.36
UpStack, Inc.	(3) (5) (6)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	921	903	891	0.56
UpStack, Inc.	(3) (6)	First Lien Debt	S +	5.00%	9.05%	08/25/2031	—	(6)	(11)	-0.01
								40,943	40,473	25.40
Life Sciences Tools & Services
Model N, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	3,876	3,834	3,801	2.39
Model N, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	537	531	527	0.33
Model N, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	(6)	(11)	-0.01
								4,359	4,317	2.71
Multi-Utilities
Vessco Midco Holdings, LLC	(3) (5)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	3,549	3,537	3,515	2.21
Vessco Midco Holdings, LLC	(3) (6)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	582	572	549	0.34
								4,109	4,064	2.55
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(4) (5)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	4,410	4,403	4,344	2.73
Real Chemistry Intermediate III, Inc.	(4) (5) (6)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	1,509	1,506	1,480	0.93
Real Chemistry Intermediate III, Inc.	(4) (6)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(2)	(15)	(0.01)
								5,907	5,809	3.65
Professional Services

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Ascend Partner Services, LLC	(3) (5)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	4,441	4,386	4,297	2.70
Ascend Partner Services, LLC	(3) (6)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(7)	(18)	-0.01
Consertus, Inc.	(2) (5)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	1,030	1,015	1,015	0.64
Consertus, Inc.	(2) (6)	First Lien Debt	S +	5.75%	9.81%	08/01/2031	938	903	903	0.57
Crowe Advisory, LLC	(3) (5)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	4,179	4,138	4,138	2.60
Crowe Advisory, LLC	(3) (6)	First Lien Debt	S +	5.50%	9.26%	08/08/2033	—	(4)	(4)	0.00
Crowe Advisory, LLC	(3) (6)	First Lien Debt	S +	5.50%	9.26%	08/09/2032	—	(4)	(4)	0.00
Deerfield Dakota Holding, LLC	(3) (5)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	13,075	12,995	12,625	7.92
Deerfield Dakota Holding, LLC	(3) (6)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	420	413	379	0.24
Valkyrie Buyer, LLC	(3) (5)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	10,425	10,324	10,323	6.48
Valkyrie Buyer, LLC	(3) (5) (6)	First Lien Debt	S +	5.50%	9.58%	05/06/2031	1,078	1,065	1,065	0.67
Valkyrie Buyer, LLC	(3) (6)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	44	38	37	0.02
WIPFLI Advisory, LLC	(3) (5)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	1,846	1,842	1,828	1.15
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	114	113	107	0.07
WIPFLI Advisory, LLC	(3) (6)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(1)	(5)	0.00
								37,216	36,686	23.02
Real Estate Management & Development
Inhabitiq, Inc.	(3) (5)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	3,426	3,426	3,350	2.10
Inhabitiq, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	—	(21)	-0.01
Inhabitiq, Inc.	(3) (6)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	—	(13)	-0.01
Vacation Rental Brands, LLC	(5)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	2,591	2,540	2,540	1.59
Vacation Rental Brands, LLC	(6)	First Lien Debt	S +	5.00%	9.07%	05/06/2032	—	(26)	(26)	-0.02
								5,940	5,830	3.66
Software
Anaplan, Inc.	(3) (5)	First Lien Debt	S +	4.50%	8.26%	06/21/2029	5,000	4,975	4,975	3.12
Apryse Software Corp.	(4) (5)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	11,082	11,019	11,082	6.95

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Apryse Software Corp.	(4) (6)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	539	534	539	0.34
CLEO Communications Holding, LLC	(2) (5)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	4,262	4,262	4,262	2.67
CLEO Communications Holding, LLC	(2) (6)	First Lien Debt	S +	5.50%	9.50%	06/09/2027	—	—	—	0.00
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	6,416	6,410	6,416	4.03
Coupa Holdings, LLC	(3) (5)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	585	580	585	0.37
Coupa Holdings, LLC	(3) (6)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	299	299	299	0.19
Emburse, Inc.	(3) (5)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	7,000	6,999	7,000	4.39
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	1	—	0.00
Emburse, Inc.	(3) (6)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	—	—	0.00
Espresso Bidco, Inc.	(3) (5)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	3,717	3,688	3,643	2.29
Espresso Bidco, Inc.	(3) (5) (6)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	920	912	900	0.56
Espresso Bidco, Inc.	(3) (6)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(3)	(9)	-0.01
Everbridge Holdings, LLC	(3) (5)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	4,108	4,108	4,108	2.58
Everbridge Holdings, LLC	(3) (5) (6)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	244	244	244	0.15
Everbridge Holdings, LLC	(2) (6)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	—	—	—	-
Fullsteam Operations, LLC	(3) (5)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	8,654	8,603	8,510	5.34
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	524	515	476	0.30
Fullsteam Operations, LLC	(3) (6)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(6)	(16)	-0.01
Onit, Inc.	(3) (5)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	9,397	9,357	9,397	5.90
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(6)	—	0.00
Onit, Inc.	(3) (6)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(6)	—	0.00
Vanco Payment Solutions, LLC	(3) (5)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	4,939	4,894	4,853	3.05
Vanco Payment Solutions, LLC	(3) (6)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(2)	(5)	0.00
								67,377	67,259	42.20
Transportation Infrastructure

Consolidated Schedule of Investments as of September 30, 2026

Investments	Footnotes	Investment	Reference Rate and Spread		Interest Rate (1)	Maturity Date	Par Amount/ Shares	Cost (7)	Fair Value	Percentage of Net Assets
Jeppesen Holdings, LLC	(4) (5)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	6,533	6,517	6,468	4.06
Jeppesen Holdings, LLC	(4) (6)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(1)	(3)	0.00
								6,516	6,465	4.06
Wireless Telecommunication Services
CCI Buyer, Inc.	(3) (5)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	10,757	10,701	10,688	6.71
CCI Buyer, Inc.	(3) (6)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(3)	(4)	0.00
								10,698	10,684	6.70
Total First Lien Debt								$444,402	$441,476	277.02%

Investments(1) (2)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(4)	Cost(5)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Professional Services
National CPMA, LLC (Consertus)		Common Equity		09/01/2026	20	$300	$300	0.19%
Total Common Equity						$300	$300	0.19%
Total Portfolio Investments						$444,702	$441,776	277.21%

(1) Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA (“C”) or EURIBOR (“E”) or SOFR (“S”) or SONIA (“SA”) or an alternative base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026, the reference rates for our variable loans were the C at 2.27%, 1-month E at 2.50%, 1-month S at 3.91%, 3-month S at 4.08%, 6-month S at 4.27%, SA at 3.73%, and the P at 7.00%.

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
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,272	$3,163,796	$3,167,068	$—	$19,669	$3,611,829	$3,631,498
Second Lien Debt	—	21,735	49,374	71,109	—	24,113	51,097	75,210
Other Debt Investments	—		746	746	—	—	10,114	10,114
Equity	—		48,766	48,766	—	—	38,413	38,413
Subtotal	$—	$25,007	$3,262,682	$3,287,689	$—	$43,782	$3,711,453	$3,755,235
Investment measured at net asset value(1)(2)				143,861				16,311
Total Investments				$3,431,550				$3,771,546
Cash and cash equivalents	$92,931	$—	$—	$92,931	$81,434	$—	$—	$81,434
Unaffiliated money market fund	$11,216	$—	$—	$11,216	$12,976	$—	$—	$12,976

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	3,305,047	$52,861	$7,149	$47,121	$3,412,178
Purchases of investments(1)	50,707	—	—	180	50,887
Proceeds from principal repayments and sales of investments(2)	(139,160)	(1,116)	—	(1,684)	(141,960)
Accretion of discount/amortization of premium	2,221	27	—	—	2,248
Payment-in-kind	4,277	688	36	778	5,779
Net change in unrealized appreciation (depreciation)	(25,735)	(1,521)	(6,439)	4,363	(29,332)
Net realized gains (losses)	(33,561)	—	—	(1,992)	(35,553)
Transfers into/(out) of Level 3(3)	—	(1,565)	—	—	(1,565)
Fair value, end of period	$3,163,796	$49,374	$746	$48,766	$3,262,682
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(25,586)	$(1,523)	$(6,439)	$4,362	$(29,186)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$3,611,829	$51,097	$10,114	$38,413	$3,711,453
Purchases of investments(1)	308,478	—	—	11,680	320,158
Proceeds from principal repayments and sales of investments(2)	(663,161)	(3,185)	(2,127)	(2,138)	(670,611)
Accretion of discount/amortization of premium	8,973	137	29	—	9,139
Payment-in-kind	11,241	2,024	605	3,247	17,117
Net change in unrealized appreciation (depreciation)	(75,504)	1,725	(6,376)	(451)	(80,606)
Net realized gains (losses)	(52,499)	—	(1,499)	(1,985)	(55,983)
Transfers into/(out) of Level 3(3)	14,439	(2,424)	—	—	12,015
Fair value, end of period	$3,163,796	$49,374	$746	$48,766	$3,262,682
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(74,877)	$1,725	$(7,853)	$(451)	$(81,456)

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

	September 30, 2026
				Range(2)
Asset Category	Fair Value	Valuation Technique(1)	Significant Unobservable Input	Low	High	Weighted Average(3)
Investments in first lien debt	$3,035,130	Yield Analysis	Discount Rate	8.81%	25.58%	10.73%
	90,816	Market Approach	EBITDA Multiple	6.25x	11.0x	8.54x
	37,850	Market Approach	Revenue Multiple	0.29x	21.53x	2.93x
Investments in second lien debt	49,195	Yield Analysis	Discount Rate	13.80%	23.62%	16.81%
	179	Market Approach	EBITDA Multiple			9.75x
Investments in other securities:
Other debt investments	746	Market Approach	EBITDA Multiple			6.25x
Preferred equity	12,260	Income Approach	Discount Rate	9.66%	27.34%	13.92%
	15,217	Market Approach	EBITDA Multiple	6.25x	16.50x	13.40x
Common equity	180	Income Approach	Discount Rate			10.56%
	19,891	Market Approach	EBITDA Multiple	2.70x	17.50x	11.83x
	1,218	Market Approach	Revenue Multiple	0.29x	20.25x	10.71x
Total Investments	$3,262,682

(1)
During the nine months ended September 30, 2026, six debt investments with a combined fair value of $59.8 million transitioned from a yield analysis to a market approach using an EBITDA multiple. Two debt investments with a combined fair value of $28.9 million transitioned from a yield analysis to a market approach using a revenue multiple. Four equity investments with a fair value of $8.2 million transitioned from a yield analysis to a market approach using an EBITDA multiple. Three debt investments with a fair value of $20.7 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. Two equity investments with a fair value of $1.4 million transitioned from a market approach using an EBITDA multiple to a market approach using a revenue multiple. One equity investment with a fair value of $0.6 million transitioned from a market approach using a revenue multiple to a market approach using an EBITDA multiple. One equity investment with a fair value of $2.4 million transitioned from a market approach using an EBITDA multiple to a yield analysis.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt is presented at carrying value on the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s 2027 Notes is based on third party pricing received by the Company. The fair values of the Company’s credit facilities, CLO 2025-1 Issued Debt (as defined below), 2029 Notes, 2030 Notes, and 2031 Notes (each as defined in Note 6) are estimated in accordance with the Company's valuation policy. The carrying value, fair value and level of the Company’s debt were as follows:

		September 30, 2026		December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
BNP Funding Facility	3	$158,000	158,000	$351,000	$351,000
Truist Credit Facility	3	15,976	15,976	308,153	308,153
CLO 2025-1 Issued Debt(1)	3	305,784	309,000	306,131	309,000
2027 Notes(2)	2	424,720	423,258	423,510	424,703
2029 Notes(2)(3)	3	339,276	343,360	351,603	356,850
2030 Notes(2)(3)	3	330,689	336,994	346,275	353,359
2031 Notes(2)(3)	3	328,944	336,016	—	—
Total		$1,903,389	$1,922,604	$2,086,672	$2,103,065

(1)
As of September 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $3,217 and $2,869, respectively.
(2)
As of September 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $196, $2,043, $3,580, and $3,582 and unamortized original issuance discount of $78, $2,040, $2,725, and $3,490, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626, $3,798, and $0 and unamortized original issuance discount of $238, $2,621, $3,286, and $0 respectively.
(3)
Inclusive of change in fair market value of effective hedge.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6) DEBT

The Company’s debt obligations were as follows.

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$158,000	$442,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	15,976	1,422,089	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000		309,000	309,000	—
2027 Notes(3)	425,000	425,000		425,000	425,000	—
2029 Notes(3)	350,000	350,000		350,000	350,000	—
2030 Notes(3)	350,000	350,000		350,000	350,000	—
2031 Notes(3)	350,000	350,000		—	—	—
Total	$3,834,000	$1,957,976	$1,864,089	$3,484,000	$2,093,153	$1,381,072

(1)
As of September 30, 2026 and December 31, 2025, a letter of credit of $11,934 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,783 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of September 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $3,217 and $2,869, respectively.
(3)
As of September 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $196, $2,043, $3,580, and $3,582 and unamortized original issuance discount of $78, $2,040, $2,725, and $3,490 respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626, $3,798, and $0 and unamortized original issuance discount of $238, $2,621, $3,286, and $0 respectively.

The Company's summary information of its debt obligations was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate (1)	5.49%	5.85%	5.47%	5.96%
Combined weighted average effective interest rate (2)	6.10%	6.32%	5.99%	6.40%
Combined weighted average debt outstanding	$1,990,491	$2,021,437	$2,020,270	$2,032,797

(1)
Excludes unused commitment fees, amortization of financing costs, accretion of original issue discount and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.
(2)
Excludes unused commitment fees and net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the credit facilities, debt securitizations and each of the respective unsecured notes.

BNP Funding Facility

On October 14, 2020, the Company entered into a Revolving Credit and Security Agreement (as amended, restated or otherwise modified from time to time, the “Credit and Security Agreement”) with Financing SPV, as the borrower, BNP Paribas (“BNP”), as the administrative agent and lender, the Company, as the equity holder and as the servicer, and U.S. Bank National Association, as collateral agent to (as amended, the “BNP Funding Facility”). As of September 30, 2026, the borrowing capacity under the BNP Funding Facility was $600,000. The applicable margin on borrowings during the reinvestment period is 1.95% and, after the reinvestment period, 2.45%. The obligations of Financing SPV under the BNP Funding Facility are secured by the assets held by Financing SPV. The BNP Funding Facility reinvestment period ends on August 21, 2027, and the facility has a final maturity date of August 21, 2029.

The summary information of the BNP Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$2,937	$5,727	$12,843	$16,170
Facility unused commitment fees	903	323	1,270	1,258
Amortization of deferred financing costs	423	416	1,265	1,225
Total	$4,263	$6,466	$15,378	$18,653
Weighted average interest rate	5.62%	6.55%	5.62%	6.56%
Weighted average effective interest rate	6.43%	7.02%	6.17%	7.06%
Weighted average outstanding balance	$204,359	$342,250	$301,582	$324,846

Truist Credit Facility

On July 16, 2021, the Company entered into a Senior Secured Revolving Credit Agreement with Truist Bank (as amended, restated or otherwise modified from time to time, the “Truist Credit Facility”). The maximum principal amount of the Truist Credit Facility is $1,450,000, subject to availability under the borrowing base. The Truist Credit Facility includes an uncommitted accordion feature that, as of September 30, 2026, allows the Company, under certain circumstances, to increase the borrowing capacity to up to $2,175,000. The Truist Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Guarantors”). The Company’s obligations to the lenders under the Truist Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and each Guarantor, subject to certain exceptions.

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

The summary information of the Truist Credit Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$443	$8,047	$7,441	$27,273
Facility unused commitment fees	1,317	882	3,519	2,324
Amortization of deferred financing costs	985	651	2,484	1,853
Total	$2,745	$9,580	$13,444	$31,450
Weighted average interest rate	5.33%	6.21%	5.54%	6.24%
Weighted average effective interest rate	17.16%	6.71%	7.39%	6.66%
Weighted average outstanding balance	$32,567	$507,165	$176,995	$576,812

Unsecured Notes

2027 Notes

On February 11, 2022, the Company issued $425,000 in aggregate principal amount of 4.50% notes due 2027 (the restricted securities initially issued on February 11, 2022 together with the unrestricted securities issued pursuant to the exchange offer described below, the “2027 Notes”) pursuant to the First Supplemental Indenture dated February 11, 2022 (the “First Supplemental Indenture”), which supplements a base indenture, dated as of February 11, 2022 between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”) (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and together with the First Supplemental Indenture, the “2027 Notes Indenture”).

The 2027 Notes will mature on February 11, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2027 Notes Indenture. Interest on the 2027 Notes is due semiannually in February and August of each year. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

The summary information of 2027 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$4,781	$4,781	$14,344	$14,344
Accretion of original issuance discount	54	54	160	160
Amortization of debt issuance cost	423	536	1,065	1,096
Total	$5,258	$5,371	$15,569	$15,600
Stated interest rate	4.50%	4.50%	4.50%	4.50%
Weighted average effective interest rate	4.84%	4.95%	4.83%	4.84%

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

The summary information of 2025 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$—	$—	$—	$9,516
Amortization of debt issuance costs	—	—	—	605
Total	$—	$—	$—	$10,121
Stated interest rate	—%	—%	—%	7.55%
Weighted average effective interest rate	—%	—%	—%	7.98%

2029 Notes

On May 17, 2024, the Company issued $350,000 in aggregate principal amount of 6.150% notes due 2029 (the “2029 Notes”), pursuant to the Second Supplemental Indenture dated May 17, 2024 (the “Second Supplemental Indenture”), which supplements the Base Indenture (together with the Second Supplemental Indenture, the “2029 Notes Indenture”).

The 2029 Notes will mature on May 17, 2029 and may be redeemed in whole or in part at the Company’s option at any time prior to April 17, 2029 at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2029 Notes Indenture and at par value on April 17, 2029 or thereafter. Interest on the 2029 Notes is due semiannually in May and November of each year. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

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

In connection with the offering of the 2029 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.413% per annum and pays a floating interest rate of SOFR + 2.37% per annum on $350,000 of the 2029 Notes on a quarterly basis, commencing with the quarter ended December 31, 2025. For the three and nine months ended September 30, 2026, the Company made payments of $5,326 and $16,844, respectively. The swap adjusted interest expense is included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of ($6,635). Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of “accrued expenses and other liabilities” or “other assets” on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of “interest and other financing expenses” on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2029 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,194	$5,699	$15,423	$16,647
Accretion of original issuance discount	196	196	581	581
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	23	21	(18)	(30)
Amortization of debt issuance costs	195	203	583	777
Total	$5,608	$6,119	$16,569	$17,975
Stated interest rate	6.15%	6.15%	6.15%	6.15%
Weighted average effective interest rate	6.24%	6.82%	6.25%	6.78%

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

In connection with the offering of the 2030 Notes, the Company entered into over-the-counter interest rate swaps pursuant to which the Company receives a fixed interest rate of 6.25% per annum and pays a floating interest rate of SOFR + 2.54% per annum on $350,000 of the 2030 Notes on a quarterly basis, commencing with the quarter ending June 30, 2026. For the three and nine months ended September 30, 2026, the Company made payments of $5,530 and $5,643, respectively. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of ($13,048). Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2030 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

The summary information of 2030 Notes is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,343	$5,250	$15,761	$7,700
Accretion of original issuance discount	189	189	561	277
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	(7)	11	—	2
Amortization of debt issuance costs	241	208	687	300
Total	$5,766	$5,658	$17,009	$8,279
Stated interest rate	6.00%	6.00%	6.00%	6.00%
Weighted average effective interest rate	6.45%	6.31%	6.41%	6.31%

2031 Notes

On July 9, 2026, the Company issued $350,000 in aggregate principal amount of 6.100% notes due 2031 (the “2031 Notes”), pursuant to a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) which supplements the Base Indenture (together with the Fourth Supplemental Indenture, the “2031 Notes Indenture”).

The 2031 Notes will mature on July 15, 2031, and may be redeemed in whole or in part at the Company’s option at any time prior to June 15, 2031, at par value plus a “make-whole” premium calculated in accordance with the terms under “optional redemption” in the 2031 Notes Indenture and at par value on June 15, 2031, or thereafter. The 2031 Notes bear interest at a rate of 6.100% per year payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2027. The 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

In connection with the offering of the 2031 Notes, the Company entered into over-the-counter interest rate swaps on June 30, 2026, pursuant to which the Company receives a fixed interest rate of 6.10% per annum and pays a floating interest rate of SOFR + 2.20% per annum on $350,000 of the 2031 Notes on a quarterly basis, commencing on October 15, 2026. For the three months ended September 30, 2026, the Company made no payments. The swap adjusted interest expense is included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. As of September 30, 2026, the interest rate swaps had a fair value of ($14,029). Based on the fair value measurement hierarchy, the swaps are classified as Level 3 investments. Depending on the nature of the balance at period end, the fair values of the interest rate swaps are either included as a component of "accrued expenses and other liabilities" or "other assets" on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by the change in fair value of the 2031 Notes, with the remaining difference included as a component of "interest and other financing expenses" on the Company's Consolidated Statements of Operations. The Company designated each interest rate swap as the hedging instrument in a qualifying hedge accounting relationship.

	For the Three Months Ended	For the period June 30, 2026 to September 30, 2026
	September 30, 2026	September 30, 2026
Borrowing interest expense	$4,844	$4,844
Accretion of original issuance discount	168	168
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items	34	45
Amortization of debt issuance costs	150	150
Total	$5,196	$5,207
Stated interest rate	6.10%	6.10%
Weighted average effective interest rate	6.32%	6.32%

Debt Securitization

The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore will be consolidated by the Company.

CLO 2025-1 Issued Debt

On September 17, 2025 (the "Closing Date"), CLO 2025-1 Issuer completed a $401.20 million term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the 2025-1 Debt Securitization (collectively, the “CLO 2025-1 Issued Debt”) were issued by CLO 2025-1 Issuer, an indirectly wholly owned and consolidated (for tax and accounting purposes) subsidiary of the Company.

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

As of September 30, 2026, there were 101 portfolio companies with a total fair value of $389,472 securing the CLO 2025-1 Issued Debt. The pool of loans in the 2025-1 Debt Securitization must meet certain requirements, set forth in the documents governing the 2025-1 Debt Securitization.

Under the terms of the loan sale agreement entered into upon the Closing Date (the “Master Loan Sale Agreement”) that provided for the sale of assets on the Closing Date, the Company sold and/or contributed to CLO 2025-1 Issuer the remainder of its ownership interest in the portfolio company investments securing the 2025-1 Debt Securitization for the purchase price and other consideration set forth in the Master Loan Sale Agreement. Following this transfer, CLO 2025-1 Issuer, and not the Company, holds all of the ownership interest in such portfolio company investments. The Company made customary representations, warranties and covenants in these loan sale agreements.

The following table presents information on the CLO 2025-1 Issued Debt incurred in the 2025-1 Debt Securitization:

		September 30, 2026
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
(1)
The Company retained $19.0 million of the Class D Notes.
(2)
The Company retained all of the Subordinated Notes issued in the 2025-1 Debt Securitization, which are eliminated in consolidation.

The summary information of the CLO 2025-1 Issued Debt is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$4,277	$701	$12,494	$701
Amortization of debt issuance costs	70	8	195	8
Total	$4,347	$709	$12,689	$709
Stated interest rate	5.83%	5.83%	5.83%	5.83%
Weighted average effective interest rate	5.51%	5.90%	5.42%	5.90%

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $367,033 and $497,340 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8) NET ASSETS

Equity

The following table shows the components of total distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2026	December 31, 2025
Total distributable earnings (loss), beginning of period	$(19,620)	$29,624
Net investment income (loss) after taxes	118,931	176,026
Net realized gain (loss)	(58,787)	(7,422)
Net change in unrealized appreciation (depreciation)	(84,030)	(46,510)
Dividends declared	(114,086)	(174,035)
Tax reclassification of stockholders’ equity	—	2,697
Total distributable earnings (loss), end of period	$(157,592)	$(19,620)

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

For the three and nine months ended September 30, 2026 and September 30, 2025, there were no shares issued through ATM offerings.

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

The following table summarizes the Company’s distributions declared as well as the DRIP shares issued for the nine months ended September 30, 2026 and September 30, 2025:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the nine months ended September 30, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
May 05, 2026	June 30, 2026	July 24, 2026	$0.45	392,395	(1)
August 04, 2026	September 30, 2026	October 23, 2026	$0.45	758,280	(1)
			$1.35	1,544,508
For the nine months ended September 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	$0.50	400,773	(1)
August 05, 2025	September 30, 2025	October 24, 2025	$0.50	434,456	(1)
			$1.50	1,273,503

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

The following table summarizes the shares repurchased under the share repurchase program during the nine months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
July 1, 2026 - July 31, 2026	344,500	15.34	344,500	78.2
August 1, 2026 - August 31, 2026	300,500	15.29	300,500	73.6
September 1, 2026- September 30, 2026	174,427	14.95	174,427	71.0
Total Repurchases	2,591,400		2,591,400

The following table summarizes the shares repurchased under the share repurchase plan during the nine months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1, 2025 - July 31, 2025	93,507	18.99	93,507	68.4
August 1, 2025 - August 31, 2025	57,910	18.45	57,910	67.4
September 1, 2025 - September 30, 2025	—	—	—	67.4
Total Repurchases	1,699,876		1,699,876

(9) EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator—net increase/(decrease) in net assets resulting from operations	$(27,304)	$27,601	$(23,886)	$93,367
Denominator—weighted average shares outstanding	84,031,223	86,844,648	84,847,339	87,476,954
Basic and diluted earnings (loss) per share	$(0.32)	$0.32	$(0.28)	$1.07

(10) CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights (dollar amounts in thousands, except per share amounts):

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Share Data:(1)
Net asset value, beginning of period	$20.26	$20.81
Net investment income (loss)	1.40	1.53
Net unrealized and realized gain (loss)(2)	(1.70)	(0.43)
Net increase (decrease) in net assets resulting from operations	(0.30)	1.10
Dividends declared	(1.35)	(1.50)
Repurchase of common stock	0.15	—
Total increase (decrease) in net assets	(1.50)	(0.40)
Net asset value, end of period	$18.76	$20.41
Per share market value, end of period	13.63	16.08
Shares outstanding, end of period	83,685,377	86,811,212
Weighted average shares outstanding	84,847,339	87,476,954
Total return based on net asset value(3)	1.4%	6.2%
Total return based on market value(4)	(9.5)%	(15.7)%
Ratio/Supplemental Data (all amounts in thousands except ratios and shares):
Net assets, end of period(5)	$1,570,126	$1,771,611
Ratio of net expenses to average net assets(5)	11.3%	11.7%
Ratio of expenses before waivers to average net assets(5)	11.3%	11.8%
Ratio of net investment income to average net assets(5)	9.7%	10.3%
Asset coverage ratio(6)	181.6%	185.0%
Portfolio turnover rate	12.1%	16.1%

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
(6)
Asset coverage is calculated in accordance with Section 18(h) of the Investment Company Act of 1940, as amended (the “1940 Act”), as the ratio that the value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. Effective December 17, 2019, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to December 17, 2019, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.

(11) SENIOR SECURITIES

The following is information about the Company's senior securities as of dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Liquidating Preference per Unit(3)	Average Market Value per Unit
	($ in thousands)	($ in thousands)
CLO 2025-1 Issued Debt
September 30, 2026 (unaudited)	$309,000	1,816	—	N/A(4)
December 31, 2025	$309,000	1,830	—	N/A(4)
2025 Notes
December 31, 2024	$275,000	1,930	—	N/A(4)
December 31, 2023	$275,000	2,146	—	N/A(4)
December 31, 2022	$275,000	1,912	—	N/A(4)
2027 Notes
September 30, 2026 (unaudited)	$425,000	1,816	—	N/A(4)
December 31, 2025	$425,000	1,830	—	N/A(4)
December 31, 2024	$425,000	1,930	—	N/A(4)
December 31, 2023	$425,000	2,146	—	N/A(4)
December 31, 2022	$425,000	1,912	—	N/A(4)
2029 Notes
September 30, 2026 (unaudited)	$350,000	1,816	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
December 31, 2024	$350,000	1,930	—	N/A(4)
2030 Notes
September 30, 2026 (unaudited)	$350,000	1,816	—	N/A(4)
December 31, 2025	$350,000	1,830	—	N/A(4)
2031 Notes
September 30, 2026 (unaudited)	$350,000	1,816	—	N/A(4)
Truist Credit Facility
September 30, 2026 (unaudited)	$15,976	1,816	—	N/A(4)
December 31, 2025	$308,153	1,830	—	N/A(4)
December 31, 2024	$617,401	1,930	—	N/A(4)
December 31, 2023	$520,263	2,146	—	N/A(4)
December 31, 2022	$432,254	1,912	—	N/A(4)
December 31, 2021	$476,000	1,951	—	N/A(4)
BNP Funding Facility
September 30, 2026 (unaudited)	$158,000	1,816	—	N/A(4)
December 31, 2025	$351,000	1,830	—	N/A(4)
December 31, 2024	$316,000	1,930	—	N/A(4)
December 31, 2023	$282,000	2,146	—	N/A(4)
December 31, 2022	$400,000	1,912	—	N/A(4)
December 31, 2021	$463,500	1,951	—	N/A(4)
CIBC Subscription Facility
December 31, 2021	$310,350	1,951	—	N/A(4)
December 31, 2020	$333,850	1,903	—	N/A(4)

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

Distribution Declared

On November 3, 2026, the Board declared a distribution of $0.45 per share, which is payable on or around January 22, 2027 to shareholders of record as of December 31, 2026. On November 3, 2026, the Board also declared a supplemental distribution of $0.0150 per share, which is payable on or around December 15, 2026 to shareholders of record as of November 30, 2026.

Second Amended and Restated Investment Advisory Agreement

On November 5, 2026, the Company and the Adviser entered into the Second Amended and Restated Investment Advisory Agreement, effective January 1, 2027. The Second Amended and Restated Investment Advisory Agreement (i) reduces the base management fee from 1.00% to 0.75% of gross assets at the end of the two most recently completed calendar quarters and (ii) reduces the incentive fee on income and capital gains from 17.5% to 15.0% (and a corresponding reduction of the incentive fee cap from 17.5% to 15.0%).

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$3,299,032	$3,167,068	92.3%	$3,686,118	$3,631,498	96.2%
Second Lien Debt	77,054	71,109	2.1	83,428	75,210	2.0
Other Debt Investments	8,866	746	0.0	11,857	10,114	0.3
Equity	68,561	65,137	1.9	57,636	54,724	1.5
Investments in Joint Venture	129,812	127,490	3.7	—	—	0.0
Total	$3,583,325	$3,431,550	100.0%	$3,839,039	$3,771,546	100.0%

Our debt portfolio displayed the following characteristics of each of our investments(1)(2) unless otherwise noted:

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	233	227
Number of industries	37	35
Number of new investment commitments in portfolio companies	19	44
Number of portfolio companies exited or fully repaid	13	25
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.6%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.4%
Weighted average yield on debt and income producing investments, at cost(3)	9.6%	9.3%
Weighted average yield on debt and income producing investments, at fair value(3)	10.0%	9.5%
Weighted average yield on total portfolio, at cost(4)	9.1%	9.2%
Weighted average yield on total portfolio, at fair value(4)	9.5%	9.4%
Weighted average 12-month EBITDA	$159.8	$155.3
Median 12-month EBITDA	91.4	90.3
Weighted average net leverage through tranche(5)	6.2x	5.9x
Weighted average interest coverage(6)	1.9x	1.7x
Weighted average loan to value(7)	42.4%	39.9%
Percentage of debt investments with one or more financial covenants	53.2%	54.1%
Percentage of our debt investments that are sponsor backed	98.5%	98.9%
Percentage of loans and other debt in support of LBOs and acquisitions	60.6%	69.9%
Percentage of our debt portfolio subject to business cycle volatility	4.5%	4.7%
Average position size of our investments, at fair value (in millions)	$14.7	$16.6

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

Investment Activity

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross principal balance(1)	$52,600	$183,049
Less: Syndications	—	—
Net new investments committed	$52,600	$183,049
Investments, at cost
Investments, beginning of period	$3,676,639	$3,831,207
New investments purchased	75,051	197,953
Net accretion of discount on investments	2,268	4,115
Payment-in-kind	5,779	4,323
Net realized gain (loss) on investments	(35,553)	22
Investments sold or repaid	(140,859)	(199,898)
Investments, end of period	$3,583,325	$3,837,722
Amount of investments funded, at principal
First lien debt investments	$50,083	$198,703
Equity(2)	12	983
Investment in Joint Venture(3)	25,280	—
Total	$75,375	$199,686
Amount of investments sold/fully repaid, at principal
First lien debt investments	$122,181	$184,771
Equity(2)	1,047	—
Total	$123,228	$184,771

(1)
Includes new investment commitments, excluding sale/repayments and including new unfunded investment commitments.
(2)
Represents dollar amount of equity investments funded, excluding investments in Capstone Lending.
(3)
Represents dollar amount of equity investments funded in Capstone Lending.

Capstone Lending

Capstone Lending LLC (“Capstone Lending”), a Delaware limited liability company formed as a joint venture between us and a large institutional investor (the “JV Partner”), commenced operations on January 2, 2026 and operates under a limited liability company agreement. Capstone Lending’s principal purpose is to make investments, primarily in senior loans issued by middle-market companies. We and the JV Partner each agreed to contribute up to $200,000 and $50,000, respectively, to Capstone Lending. We and the JV Partner have equal control of Capstone Lending’s investment decisions and generally all other decisions in respect of Capstone Lending must be approved by Capstone Lending’s investment committee or board of directors, each of which consists of an equal number of representatives of us and the JV Partner.

As of September 30, 2026, we and the JV Partner made equity contributions of $129,812 and $32,453, respectively, to Capstone Lending.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$11,641	0.3%	$73,976	2.0%
Risk rating 2	3,194,243	93.1	3,535,074	93.7
Risk rating 3	177,524	5.2	125,908	3.3
Risk rating 4	48,142	1.4	36,588	1.0
Total	$3,431,550	100.0%	$3,771,546	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,459,778	96.6%	$3,778,647	98.4%
Non-accrual(1)	123,547	3.4	60,392	1.6
Total	$3,583,325	100.0%	$3,839,039	100.0%

(1) As of September 30, 2026 and December 31, 2025, the Company had certain investments in eleven and four portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$86,140	$99,722	$263,977	$300,690
Less: Net expenses	45,129	55,590	142,662	165,846
Net investment income (loss) before taxes	41,011	44,132	121,315	134,844
Less: Excise tax expense	750	402	2,384	1,229
Net investment income (loss) after taxes	40,261	43,730	118,931	133,615
Net change in unrealized appreciation (depreciation)	(29,379)	(16,155)	(84,030)	(40,914)
Net realized gain (loss)	(38,186)	26	(58,787)	666
Net increase (decrease) in net assets resulting from operations	$(27,304)	$27,601	$(23,886)	$93,367

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$76,240	$93,513	$235,684	$282,277
Payment-in-kind income	4,612	4,057	13,645	12,147
Dividend income	4,481	685	11,362	1,929
Other income	807	1,467	3,286	4,337
Total investment income	$86,140	$99,722	$263,977	$300,690

In the table above, total investment income decreased from $99,722 for the three months ended September 30, 2025 to $86,140 for the three months ended September 30, 2026, and from $300,690 for the nine months ended September 30, 2025 to $263,977 for the nine months ended September 30, 2026. This decline was primarily attributable to a decrease in 1-month SOFR from 4.13% as of September 30, 2025 to 3.91% as of September 30, 2026, as well as a reduction in total portfolio cost and an increase in investments on non-accrual status. As of September 30, 2026, investments on non-accrual status increased to $123.5 million, or 3.4% of the portfolio at cost, compared to $47.6 million, or 1.2%, as of September 30, 2025. For the nine months ended September 30, 2026 and September 30, 2025, payment-in-kind (“PIK”) interest represented 5.2% and 4.0% of our total investment income, respectively.

Additionally, for the three and nine months ended September 30, 2026, we recorded $361 and $3,057, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1,560 and $5,009 for the same periods in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$33,183	$33,903	$95,865	$102,788
Management fees	8,837	9,628	27,449	28,870
Income based incentive fees	441	9,281	12,759	28,404
Professional fees	2,081	2,530	5,271	5,836
Directors’ fees	129	129	387	388
Administrative service fees	99	81	221	228
General and other expenses	359	38	710	348
Total expenses	45,129	55,590	142,662	166,862
Management fees waiver	—	—	—	(641)
Incentive fees waiver	—	—	—	(375)
Net expenses	$45,129	$55,590	$142,662	$165,846
Excise tax expense	$750	$402	$2,384	$1,229

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, decreased from $33,903 for the three months ended September 30, 2025 to $33,183 for the three months ended September 30, 2026 and from $102,788 nine months ended September 30, 2025 to $95,865 for the nine months ended September 30, 2026. The decrease was primarily due to the reduction of rates offset by the issuance of the 2031 Notes during the third quarter of 2026.

Management Fees

Base Management Fees were $8,837 and $27,449 for the three and nine months ended September 30, 2026 and $9,628 and $28,229 for the three and nine months ended September 30, 2025, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees were $441 and $12,759 for the three and nine months ended September 30, 2026 and $9,281 and $28,029 for the three and nine months ended September 30, 2025, respectively. The decrease was primarily a result of the Incentive Fee Cap, which limits the amount of incentive fees payable to the Adviser due to net realized losses. For the nine months ended September 30, 2026, net realized losses were primarily driven by the restructuring of our first lien debt investments in AMCP Pet Holdings, Inc.

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

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss):
Net realized gain (loss) on investments	$(38,164)	$22	$(58,744)	$609
Foreign currency and other transactions	(22)	4	(43)	57
Net realized gain (loss)	(38,186)	26	(58,787)	666
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(29,381)	(16,131)	(84,013)	(40,990)
Foreign currency translations and other transactions	2	(24)	(17)	76
Net unrealized appreciation (depreciation)	(29,379)	(16,155)	(84,030)	(40,914)
Net realized and unrealized gains (losses)	$(67,565)	$(16,129)	$(142,817)	$(40,248)

For the three and nine months ended September 30, 2026, net realized losses were $38,186 and $58,787, respectively. The realized loss balance for the three months ended September 30, 2026, was primarily due to the restructuring of our first lien debt investments in AMCP Pet Holdings Inc. The year to date realized loss balance also includes losses from the restructuring of 48Forty Solutions LLC in January 2026, and Abracon Group Holdings LLC and DCA Investment Holdings LLC in June 2026.

For the three and nine months ended September 30, 2026, net change in unrealized depreciation on our investments of $29,381 and $84,013 was primarily the result of financial performance in certain portfolio companies. Comparatively, for the three and nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $16,131 and $40,990 was primarily driven by changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. The unrealized loss in 2026 is due to an isolated few investments driven by underperformance at the underlying portfolio companies.

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

As of September 30, 2026, we had approximately $74,975 of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $442,000 and $1,422,089 of availability under the BNP Funding Facility and the Truist Credit Facility (subject to borrowing base availability) (each as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $367,033.

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

For the three and nine months ended September 30, 2026 and September 30, 2025, there were no shares issued through ATM offerings.

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

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 and September 30, 2025, respectively:

Date Declared	Record Date	Payment Date	Per Share Amount	Shares
For the nine months ended September 30, 2026
February 26, 2026	March 31, 2026	April 24, 2026	$0.45	393,833	(1)
May 05, 2026	June 30, 2026	July 24, 2026	$0.45	392,395	(1)
August 04, 2026	September 30, 2026	October 23, 2026	$0.45	758,280	(1)
			$1.35	1,544,508
For the nine months ended September 30, 2025
February 27, 2025	March 31, 2025	April 25, 2025	$0.50	438,274	(1)
May 08, 2025	June 30, 2025	July 25, 2025	$0.50	400,773	(1)
August 05, 2025	September 30, 2025	October 24, 2025	$0.50	434,456	(1)
			$1.50	1,273,503
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

The following table summarizes the shares repurchased under our share repurchase program during the nine months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
July 1, 2026 - July 31, 2026	344,500	15.34	344,500	78.2
August 1, 2026 - August 31, 2026	300,500	15.29	300,500	73.6
September 1, 2026- September 30, 2026	174,427	14.95	174,427	71.0
Total Repurchases	2,591,400		2,591,400

The following table summarizes the shares repurchased under our share repurchase program during the nine months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2025	11,401	$20.31	11,401	$81.9
February 1 - February 27, 2025	—	—	—	81.9
February 28, 2025	20,789	20.24	20,789	99.6
March 1 - March 31, 2025	459,142	20.38	459,142	90.2
April 1 - April 30, 2025	753,096	18.79	753,096	76.1
May 1 - May 31, 2025	277,558	19.22	277,558	70.7
June 1 - June 30, 2025	26,473	19.54	26,473	70.2
July 1, 2025 - July 31, 2025	93,507	18.99	93,507	68.4
August 1, 2025 - August 31, 2025	57,910	18.45	57,910	67.4
September 1, 2025 - September 30, 2025	—	—	—	67.4
Total Repurchases	1,699,876		1,699,876

Debt

Our outstanding debt obligations were as follows (each as defined in Note 6 "Debt" in the notes to the accompanying consolidated financial statements):

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
BNP Funding Facility	$600,000	$158,000	$442,000	$600,000	$351,000	$249,000
Truist Credit Facility(1)	1,450,000	15,976	1,422,089	1,450,000	308,153	1,132,072
CLO 2025-1 Issued Debt(2)	309,000	309,000		309,000	309,000	—
2027 Notes(3)	425,000	425,000		425,000	425,000	—
2029 Notes(3)	350,000	350,000		350,000	350,000	—
2030 Notes(3)	350,000	350,000		350,000	350,000	—
2031 Notes(3)	350,000	350,000		—	—	—
Total	$3,834,000	$1,957,976	$1,864,089	$3,484,000	$2,093,153	$1,381,072

(1)
As of September 30, 2026 and December 31, 2025, a letter of credit of $11,934 and $9,775, respectively, was outstanding, which reduced the unused availability under the Truist Credit Facility by the same amount. Under the Truist Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2026 and December 31, 2025, the Company had borrowings denominated in Euros (EUR) of 3,783 and 3,298, respectively, Canadian dollars (CAD) of 3,300 and 3,300, respectively and Pound Sterling (GBP) of 1,020 and 1,020, respectively.
(2)
As of September 30, 2026 and December 31, 2025, the carrying value of the CLO 2025-1 Issued Debt was presented net of unamortized debt issuance costs of $3,217 and $2,869, respectively.
(3)
As of September 30, 2026, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $196, $2,043, $3,580, and $3,582 and unamortized original issuance discount of $78, $2,040, $2,725, and $3,490, respectively. As of December 31, 2025, the carrying value of the Company’s 2027 Notes, 2029 Notes, 2030 Notes, and 2031 Notes were presented net of unamortized debt issuance costs of $1,252, $2,626, $3,798, and $0 and unamortized original issuance discount of $238, $2,621, $3,286, and $0, respectively.

For additional information on our debt obligations, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

Distribution Declaration

On November 3, 2026, our Board declared a distribution of $0.45 per share, which is payable on or around January 22, 2027 to shareholders of record as of December 31, 2026. On November 3, 2026, our Board also declared a supplemental distribution of $0.0150 per share, which is payable on or around December 15, 2026 to shareholders of record as of November 30, 2026.

Second Amended and Restated Investment Advisory Agreement

On November 5, 2026, we and our Adviser entered into the Second Amended and Restated Investment Advisory Agreement, effective January 1, 2027. The Second Amended and Restated Investment Advisory Agreement (i) reduces the base management fee from 1.00% to 0.75% of gross assets at the end of the two most recently completed calendar quarters and (ii) reduces the incentive fee on income and capital gains from 17.5% to 15.0% (and a corresponding reduction of the incentive fee cap from 17.5% to 15.0%).

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 "Fair Value Measurements" included in the notes to the consolidated financial statements included in Part 1, Item I of this Report.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk-adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by the Board based on the input of the Investment Adviser, including our Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, or Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

As of September 30, 2026, approximately 99.8% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense(1)	Income
Up 300 basis points	$99,534	$(36,719)	$62,815
Up 200 basis points	$66,356	$(24,480)	$41,876
Up 100 basis points	$33,178	$(12,240)	$20,938
Up 25 basis points	$8,295	$(3,060)	$5,235
Down 25 basis points	$(8,295)	$3,060	$(5,235)
Down 100 basis points	$(33,178)	$12,240	$(20,938)
Down 200 basis points	$(66,341)	$24,480	$(41,861)
Down 300 basis points	$(98,805)	$36,719	$(62,086)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

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

The following table summarizes the shares repurchased under our share repurchase program during the nine months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1 - January 31, 2026	358,300	$16.47	358,300	$52.1
February 1 - February 28, 2026	308,900	15.55	308,900	47.6
March 1 - March 31, 2026	273,287	14.64	273,287	96.0
April 1 - April 30, 2026	460,500	14.82	460,500	88.8
May 1 - May 31, 2026	370,986	15.33	370,986	83.5
June 1 - June 30, 2026	—	—	—	83.5
July 1, 2026 - July 31, 2026	344,500	15.34	344,500	78.2
August 1, 2026 - August 31, 2026	300,500	15.29	300,500	73.6
September 1, 2026- September 30, 2026	174,427	14.95	174,427	71.0
Total Repurchases	2,591,400		2,591,400

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Second Amended and Restated Investment Advisory Agreement

On November 5, 2026, the Company and the Adviser entered into the Second Amended and Restated Investment Advisory Agreement, effective as of January 1, 2027, which amended and restated the Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024. The Second Amended and Restated Investment Advisory Agreement (i) reduces the base management fee from 1.00% to 0.75% of gross assets at the end of the two most recently completed calendar quarters and (ii) reduces the incentive fee on income and capital gains from 17.5% to 15.0% (and a corresponding reduction of the incentive fee cap from 17.5% to 15.0%). The foregoing description is only a summary of the material provisions of the Second Amended and Restated Investment Advisory Agreement and is qualified in its entirety by reference to a copy of the Second Amended and Restated Investment Advisory Agreement, which is filed as Exhibit 10.1 to this report.

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

4.2	Form of 6.100% Notes due 2031 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed by the Company on July 9, 2026 (File No. 814-01332)).
10.1*	Second Amended and Restated Investment Advisory Agreement, dated as of November 5, 2026.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herein.

**	Furnished herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2026	Morgan Stanley Direct Lending Fund
	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)